Form 10-Q
period 2000-06-30
WORLD AM COMMUNICATIONS INC
filed 2000-08-21
CIK 1107522

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For Quarterly Period Ended June 30, 2000

                                       OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
     For the transition period from ____________ to _____________


Commission File No. 000-29897

                          WORLD AM COMUNICATIONS, INC.
             (exact name of Registrant as specified in its charter)

          Florida                                                59-3253968
(State or other jurisdiction of                            (IRS Employer Identi-
incorporation or organization)                                fication Number)

               1400 W. 122nd Ave, Suite 104, Westminster, CO 80234
          (Address of principal executive offices, including zip code)
                                 (303) 452 -0022
              (Registrant's telephone number, including area code)
                                 Not Applicable
   (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing
requirements for the past 90 days.                    Yes X  No _

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes _ No _ NOT APPLICABLE X

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Title of Each Class                              Number of Shares Outstanding
-------------------                                   at July 18, 2000
   Common stock                                -----------------------------
   $0.0001 Par Value                                     60,207,049

                          WORLD AM COMMUNICATIONS, INC.

                                      Index
                                      -----

PART I     FINANCIAL INFORMATION                                        PAGE NO.
------     ---------------------                                        --------

Item 1     Financial Statements reviewed by
------
           Michael Johnson & Co, LLC, Certified
           Public Accountants:

           Accountant's Review Report                                       1

           Balance Sheets
            June 30, 2000 and December 31, 1999                             2

           Statements of Operations
             Three and Six Months Ended
             June 30, 2000 and 1999                                         3

           Statement of Changes in Stockholders' Deficit
             June 30, 2000 and December 31, 1999                            4

           Statements of Cash Flows
             Three Months Ended
             June 30, 2000 and 1999                                         5

           Notes to Financial Statements                                    6

Item 2     Management's Discussion and Analysis
------       of Financial Condition and Results
             of Operations                                                7-8

PART II    OTHER INFORMATION
-------    -----------------

Item 1     LEGAL PROCEEDINGS                                                9
------
Item 2     CHANGES IN SECURITIES                                            9
------
Item 3     DEFAULTS UPON SENIOR SECURITIES                                  9
------
Item 4     SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS                9
------
Item 5     OTHER INFORMATION                                                9
------
Item 6     EXHIBITS AND REPORT ON FORM 10Q                                  9
------


           SIGNATURES                                                      10

                          World-Am Communications, Inc.

                          Index to Financial Statements





Accountant's Review Report..................................................   1

Balance Sheet ..............................................................   2

Statement of Operations ....................................................   3

Statement of Changes in Stockholders' Deficit ..............................   4

Statement of Cash Flows ....................................................   5

Notes to Financial Statements ..............................................   6

                           ACCOUNTANT'S REVIEW REPORT
                           --------------------------

To the Board of Directors
World-Am Communications, Inc.
Westminster, Colorado

We have reviewed the accompanying balance sheet of World-Am Communications, Inc. as of June 30, 2000, and the related statements of operations for the three month and six month periods ended June 30, 2000 and 1999, and the statements of cash flows for the six months ended June 30, 2000 and 1999, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended June 30, 2000. All information included in these financial statements is the representation of the management of World-Am Communications, Inc.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the six month period then ended (not presented herein). In our report dated May 10, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ MICHAEL JOHNSON & CO., LLC
------------------------------
MICHAEL JOHNSON & CO., LLC
Certified Public Accountants


Denver, Colorado
August 17, 2000



                            WORLD AM COMMUNICATIONS, INC.
                                   Balance Sheets

                                                           June 30,      December 31,
                                                             2000           1999
                                                          -----------    -----------
ASSETS:

Current Assets:
  Cash                                                    $       893    $      --
  Accounts receivable                                          17,299           --
  Inventory                                                    12,745           --
                                                          -----------    -----------
     Total Current Assets                                      30,937           --
                                                          -----------    -----------

Propery and Equipment:
   Office equipment                                            17,647           --
   Computers                                                    4,021           --
                                                          -----------    -----------
     Property and Equipment, net                               21,668           --
                                                          -----------    -----------

Other Assets:
  Organization costs - net                                        787            577
  Goodwill                                                     10,000         10,000
                                                          -----------    -----------
   Total Other Assets                                          10,787         10,577
                                                          -----------    -----------

TOTAL ASSETS                                              $    63,392    $    10,577
                                                          ===========    ===========


LIABILITIES AND STOCKHOLDERS'  DEFICIT:

Current Liabilities:
  Accounts payable                                        $   462,685    $   421,301
  Taxes payable                                                62,487         37,044
  Accrued expenses                                              6,500          6,500
  Note payable                                                 42,101           --
                                                          -----------    -----------
   Total Current Liabilities                                  573,773        464,845
                                                          -----------    -----------

Stockholders'  Deficit:
   Preferred stock, $.0001 par value, 80,000,000 shares
    authorized, none issued and outstanding                      --             --
   Common stock, $.0001 par value, 125,000,000
    shares authorized, 59,957,050, issued and
     outstanding                                                5,996          2,856
  Share subscription receivable                                  (950)          --
  Additional paid-in capital                                1,091,973      1,041,585
  Retained deficit                                         (1,607,400)    (1,498,709)
                                                          -----------    -----------
Total Stockholders' Deficit                                  (510,381)      (454,268)
                                                          -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT              $    63,392    $    10,577
                                                          ===========    ===========


                           See accountant's review report.

                                         2


                              WORLD AM COMMUNICATIONS, INC.
                                 Statement of Operations


                                   Three months ended              Six months ended
                                        June 30,                       June 30,
                             ----------------------------    ----------------------------
                                 2000             1999            2000           1999
                             ------------    ------------    ------------    ------------

REVENUES:                    $      3,628    $       --      $     30,725    $       --
                             ------------    ------------    ------------    ------------

COST OF GOODS SOLD                  7,283            --            12,152            --
                             ------------    ------------    ------------    ------------

GROSS PROFIT                       (3,654)           --            18,573            --
                             ------------    ------------    ------------    ------------

OPERATING EXPENSES:
Sales and Marketing                 3,970            --             8,831            --
General and Administrative         55,447          51,245         115,999          84,229
                             ------------    ------------    ------------    ------------
Total Operating Expenses           59,417          51,245         124,830          84,229
                             ------------    ------------    ------------    ------------

Net Loss from Operations          (63,071)        (51,245)       (106,257)        (84,229)
                             ------------    ------------    ------------    ------------

OTHER INCOME/EXPENSES
Other income                         --              --              --              --
Other expenses                     (1,698)           --            (2,434)           --
                             ------------    ------------    ------------    ------------
                                   (1,698)           --            (2,434)           --

NET (LOSS)                   $    (64,769)   $    (51,245)   $   (108,691)   $    (84,229)
                             ============    ============    ============    ============

Weighted average number of
  shares outstanding           61,190,383      28,557,050      55,873,717      28,557,050
                             ============    ============    ============    ============

Net Loss Per Share           $     (0.001)   $     (0.002)   $     (0.002)   $     (0.003)
                             ============    ============    ============    ============






                             See accountant's review report.

                                           3


                                             WORLD AM COMMUNICATONS, INC.
                                   Statement of Changes in Stockholders' Deficit




                                            Common Stock          Additional      Stock
                                      -------------------------     Paid-In    Subscription    Accumulated
                                         Shares        Amount       Capital     Receivable       Deficit         Totals
                                      -----------   -----------   -----------   -----------    -----------    -----------
Balance - June 30, 1998                28,557,050   $     2,856   $ 1,041,585   $      --      $(1,276,784)   $  (232,343)

Net loss for year                            --            --            --            --          (84,229)       (84,229)
                                      -----------   -----------   -----------   -----------    -----------    -----------
Balance - June 30, 1999                28,557,050         2,856     1,041,585          --       (1,361,013)      (316,572)
                                      -----------   -----------   -----------   -----------    -----------    -----------

Net loss for six month period ended          --            --            --            --         (137,696)      (137,696)
                                      -----------   -----------   -----------   -----------    -----------    -----------
Balance - December 31, 1999            28,557,050         2,856     1,041,585          --       (1,498,709)      (454,268)
                                      -----------   -----------   -----------   -----------    -----------    -----------

Stock issuance for subsidiary          31,400,000         3,140        50,388          (950)          --           52,578
Net loss for six month period                --            --            --            --         (108,691)      (108,691)
                                      -----------   -----------   -----------   -----------    -----------    -----------
Balance - June 30, 2000                59,957,050   $     5,996   $ 1,091,973   $      (950)   $(1,607,400)   $  (510,381)
                                      -----------   -----------   -----------   -----------    -----------    -----------











                                            See accountant's review report.

                                                           4

                          WORLD AM COMMUNICATIONS, INC.
                             Statement of Cash Flows



                                                           Six Months Ended
                                                                June 30,
                                                        -----------------------
                                                           2000          1999
                                                        ---------     ---------
Cash Flows From Operating Activities:
  Net (Loss)                                            $(108,691)    $ (84,229)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                             --             577
   Changes in assets and liabilities:
   (Increase) in accounts receivable                      (15,674)         --
     (Increase) in inventory                              (12,745)         --
     Increase in accounts payable                          41,384        83,130
     Increase in payroll liabilities                       25,443          --
    (Decrease) in accrued expenses                           --             522
                                                        ---------     ---------
                                                           38,408        84,229
                                                        ---------     ---------
Net Cash Used in Operating Activities                     (70,283)         --
                                                        ---------     ---------

Cash Flow From Investing Activities:
  Purchase of equipment                                   (24,658)         --
                                                        ---------     ---------
  Net Cash Provided By Investing Activities               (24,658)         --
                                                        ---------     ---------

Cash Flow From Financing Activities:
  Proceeds from issuance of common stock                   53,733
  Proceeds from notes payable                              42,101          --
                                                        ---------     ---------
  Net Cash Provided By Financing Activities                95,834          --
                                                        ---------     ---------

Increase in Cash                                              893          --

Cash and Cash Equivalents - Beginning of period              --            --
                                                        ---------     ---------

Cash and Cash Equivalents - End of period               $     893     $    --
                                                        =========     =========



Supplemental Cash Flow Information:
  Interest paid                                         $    --
                                                        =========
  Taxes paid                                            $    --
                                                        =========


                         See accountant's review report.

                          World-Am Communications, Inc.
                          Notes to Financial Statements
                                  June 30, 2000

NOTE 1 - PRESENTATION OF INTERIM INFORMATION
--------------------------------------------

     In the opinion of the management of World-Am Communications, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2000, and the results of operations for the three months and six months ended June 30, 2000 and 1999, and cash flows for the six months ended June 30, 2000. Interim results are not necessarily indicative of results for a full year.

     The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the six month period ended December 31, 1999. In December 1999, the Company changed its fiscal year to end on December 31.

NOTE 2 - CAPITAL STOCK TRANSACTIONS:
------------------------------------

     In January 2000, the Company had a four-to-one reverse split of shares authorized and outstanding. All shares and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the stock splits.

     In February 2000, the Company authorized a Regulation D Rule 504 private placement to accredited investors in which 10,000,000 restricted common shares of the Company's outstanding common stock were offered at $.04 per share. The private placement also included 10,000,000 warrants at $.06 per warrant. As of June 30, 2000, 250,000 warrants were issued.

ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
-------------------------------------------------------------------------------

     The business of the Company is carried on at this time through its wholly owned Subsidiary, Isotec, Inc., the acquisition of which was finalized in February 2000. Isotec is a designer, developer and manufacturer of Automated Passage Control, security and surveillance devices, including inter-locked weapons detection and access control portals, and "Transparent" security and surveillance products using computer integrated video, currently under development and beam technology products for traffic control and access. Future acquisitions are planned to support and expand both the Access Control and Transparent Security markets.

OVERVIEW
--------

     At the time the Company acquired the stock of Isotec, Inc., Isotec had been engaged in the design, development and manufacture of Automated Passage Control Portals since late 1998. From that time to the acquisition in February 2000, Isotec had designed and developed a series of Portals, drawing on the twenty year industry experience of its technical personnel, and sold over $315,000 of its products to retail, banking and military customers. The Company had therefore, self financed its development with minimal outside investment. To grow in the national and international marketplace as well as to expand its product line in state-of-the-art optical and beam technologies the Company agreed to the acquisitions/merger with World Am Communications, Inc., a publicly traded shell as a method of raising much needed capitalization. To facilitate this acquisition, prior to its occurrence, World Am Communications authorized a Reg. D Rule 504 private placement to accredited investors in which restricted common shares, under strict lock-up agreements, were issued with warrants, the exercise of which would provide Isotec with the above referenced funds.

     Subsequent to the acquisition, the stock rose to a level of $3.18 on the market, at which time one or more of the Limited shareholders, in violation of their agreements, drove the stock prices down to $.18. Subsequent actions taken by the Company have resulted in the retirement and cancellation of over 38,000,000 shares of common stock as a result of the above. The net result, however, is that the remaining exercise of warrants, designed to provide capitalization for the company, will not materialize.

     In May of this year, the Company merged with a fully reporting shell, Allmon Corporation, thereby avoiding imminent delisting. The surviving corporation was World Am Communications, Inc.

     Today, the Company, while still requiring operating and development funds, has developed low cost turnstile portal with optical controls for the foreign and retail markets, optical (beam) passage control products, i.e., Traffic Counters, Directional Monitor, Anti-tailgating Monitor and Interlock Controls.

     In addition, although the sales efforts have been severely curtailed for the above reasons as evidenced by the revenue stream, at this writing two contracts with volume follow-on are expected within the week from the Federal Government, one military and one administrative agency, a letter of intent has been signed with a Honduran company to joint venture the manufacturing, distribution and sales of Isotec products in Central America, proposals have been submitted to two major international computer component companies, and negotiations are being conducted with a leading foreign security manufacturer for the OEM production of their equipment.

     The Company is also in current discussions with two public security companies for equity investment in World Am Communications and its wholly owned subsidiary, Isotec, Inc.

     In summary, the Company is pro-actively seeking avenues to acquire the necessary funding for expansion and development and through its efforts, and that of its financial consultants, is striving to regain the stock position enjoyed prior to the above-described occurrences. The opportunities exist for the Company to become a major factor in the new field of "Transparent" security, and the personnel associated, are committed to achieving that position.

                                     PART II
                                OTHER INFORMATION
                                -----------------

ITEM 1. LEGAL PROCEEDINGS
-------------------------

     Not Applicable

ITEM 2. CHANGES IN SECURITIES
-----------------------------

     Not Applicable

ITEM 3. DEFAULTS UPON SENIOR SECURITIES
---------------------------------------

     Not Applicable

ITEM 4. SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
----------------------------------------------------------

     Not Applicable

ITEM 5. OTHER INFORMATION
-------------------------

     Not Applicable

ITEM 6. EXHIBITS AND REPORTS ON FORM 10Q
----------------------------------------

     Exhibit 27 Financial Data Schedule

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                             WORLD AM COMMUNICATIONS, INC.
                                                     (Registrant)

Dated: August 18, 2000                       By: /s/ James H. Alexander
                                             --------------------------
                                             James H. Alexander, President & CEO