Form 10-Q
period 2000-09-30
WORLD AM COMMUNICATIONS INC
filed 2000-11-14
CIK 1107522

FORM 10-Q
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For Quarterly Period Ended September 30, 2000
                                       OR
(  )     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the transition period from            to
                                        ----------    ----------

Commission File No. 000-29897

                          WORLD AM COMUNICATIONS, INC.
              ----------------------------------------------------
             (Exact name of Registrant as specified in its charter)

            Florida                                              59-3253968
 ------------------------------                           ---------------------
(State or other jurisdiction of                               (IRS Employer
 incorporation or organization)                           Identification Number)

               1400 W. 122nd Ave, Suite 104, Westminster, CO 80234
               ---------------------------------------------------
          (Address of principal executive offices, including zip code)

                                 (303) 452 -0022
               --------------------------------------------------
              (Registrant's telephone number, including area code)

                                 Not Applicable
    -------------------------------------------------------------------------
   (Former name, address and former fiscal year, if changed since last report)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to the filing requirements for the past 90 days.
Yes   X      No
    -----       -----

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                  PROCEEDINGS DURING THE PRECEDING FIVE YEARS:

Indicate by check mark whether Registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15 (d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court.

     Yes        No         NOT APPLICABLE   X
         -----    -----                    -----

                      APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                                                 Number of Shares Outstanding
Title of Each Class                                  at September 30, 2000
-------------------                              ----------------------------
  Common stock                                           64,638,299
0.0001 Par Value

                          WORLD AM COMMUNICATIONS, INC.

                                      Index
                                      -----

PART I     FINANCIAL INFORMATION                                       PAGE NO.
------     ---------------------                                       --------

Item 1     Financial Statements reviewed by
------
           Michael Johnson & Co, LLC, Certified
           Public Accountants:

           Accountant's Review Report                                     1

           Balance Sheets
            September 30, 2000 and December 31, 1999                      2

           Statements of Operations
             Three and Nine Months Ended
             September 30, 2000 and 1999                                  3

           Statement of Changes in Stockholders' Deficit
             September 30, 2000 and December 31, 1999                     4

           Statements of Cash Flows
             Nine Months Ended
             September 30, 2000 and 1999                                  5

           Notes to Financial Statements                                  6

Item 2     Management's Discussion and Analysis
             of Financial Condition and Results
             of Operations                                              7-8

PART II    OTHER INFORMATION

Item 1     LEGAL PROCEEDINGS                                              9
------
Item 2     CHANGES IN SECURITIES                                          9
------
Item 3     DEFAULTS UPON SENIOR SECURITIES                                9
------
Item 4     SUBMISSION OF MATTERS TO VOTE OF
------
           SECURITY HOLDERS                                               9
Item 5     OTHER INFORMATION                                              9
------
Item 6     EXHIBITS AND REPORT ON FORM 8K                                 9
------


           SIGNATURES                                                    10

           REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
World-Am Communications, Inc.
Westminster, Colorado

We have reviewed the accompanying balance sheet of World-Am Communications, Inc. as of September 30, 2000, and the related statements of operations for the nine month period ended September 30, 2000 and the three month period ended September 30, 2000 and 1999, and the cash flows for the nine months ended September 30, 2000, included in the accompanying Securities and Exchange Commission Form 10-Q for the period ended September 30, 2000. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 1999, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated May 10, 2000, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2000 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


MICHAEL JOHNSON & CO., LLC
Denver, Colorado
October 31, 2000

                          WORLD AM COMMUNICATIONS, INC.
                                 Balance Sheets
                                  (Unaudited)

                                                   September 30,    December 31,
                                                       2000           1999
                                                   -------------    ------------
ASSETS:

Current Assets:
  Cash                                              $     7,942     $      --
  Accounts receivable                                    18,974            --
  Inventory                                              13,137            --
                                                    -----------     -----------
     Total Current Assets                                40,053            --
                                                    -----------     -----------
Propery and Equipment:
  Office equipment                                       20,638            --
  Computers                                               5,061            --
                                                    -----------     -----------
     Property and Equipment, net                         25,699            --
                                                    -----------     -----------

Other Assets:
  Organization costs - net                                  787             577
  Goodwill                                               10,000          10,000
                                                    -----------     -----------
   Total Other Assets                                    10,787          10,577
                                                    -----------     -----------

TOTAL ASSETS                                        $    76,539     $    10,577
                                                    ===========     ===========

LIABILITIES AND STOCKHOLDERS'  DEFICIT:

Current Liabilities:
  Accounts payable                                  $   471,753     $   421,301
  Taxes payable                                          72,744          37,044
  Accrued expenses                                        6,500           6,500
  Note payable                                           60,251            --
                                                    -----------     -----------
   Total Current Liabilities                            611,248         464,845
                                                    -----------     -----------

Stockholders'  Deficit:
   Preferred stock, $.0001 par value,
    80,000,000 shares authorized,
    none issued and outstanding                            --              --
   Common stock, $.0001 par value,
    125,000,000 shares authorized,
    64,638,299 and 28,557,050,
    issured and outstanding
    at September 30, 2000 and
    December 1, 1999, respectively                        6,464           2,856
   Share subscription receivable                           (950)           --
   Additional paid-in capital                         1,377,343       1,041,585
   Retained deficit                                  (1,917,566)     (1,498,709)
                                                    -----------     -----------
Total Stockholders' Deficit                            (534,709)       (454,268)
                                                    -----------     -----------

TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT        $    76,539     $    10,577
                                                    ===========     ===========

                         See accountant's review report.


                                             WORLD AM COMMUNICATIONS, INC.
                                                Statement of Operations
                                                      (Unaudited)

                                                           Three months ended                           Nine months ended
                                                               September 30,                                September 30,
                                                     ----------------------------------          ----------------------------------
                                                          2000                 1999                 2000                    1999
                                                     ------------          ------------          ------------          ------------

REVENUES:                                            $      5,367          $       --            $     36,092          $       --
                                                     ------------          ------------          ------------          ------------

COST OF GOODS SOLD                                            539                  --                  12,691                  --
                                                     ------------          ------------          ------------          ------------

GROSS PROFIT                                                4,828                  --                  23,401                  --
                                                     ------------          ------------          ------------          ------------

OPERATING EXPENSES:
Sales and Marketing                                          --                    --                   8,831                  --
General and Administrative                                314,499                70,342               430,498               154,571
                                                     ------------          ------------          ------------          ------------
Total Operating Expenses                                  314,499                70,342               439,329               154,571
                                                     ------------          ------------          ------------          ------------

Net Loss from Operations                                 (309,671)              (70,342)             (415,928)             (154,571)
                                                     ------------          ------------          ------------          ------------

OTHER INCOME/EXPENSES
Other income                                                 --                    --                    --                    --
Other expenses                                               (495)                 --                  (2,929)                 --
                                                     ------------          ------------          ------------          ------------
                                                             (495)                 --                  (2,929)                 --
                                                                           ------------          ------------          ------------

NET (LOSS)                                           $   (310,166)         $    (70,342)         $   (418,857)         $   (154,571)
                                                     ============          ============          ============          ============

Weighted average number of
  shares outstanding                                   61,950,799            28,557,050            53,716,077            28,557,050
                                                     ============          ============          ============          ============

Net Loss Per Share                                   $     (0.001)         $     (0.002)         $     (0.003)         $     (0.005)
                                                     ============          ============          ============          ============










                                            See accountant's review report.






                                             WORLD AM COMMUNICATONS, INC.
                                     Statement of Changes in Stockholders' Deficit
                                                  (Unaudited)


                                        Common Stock                 Additional       Stock
                                        -------------------------    Paid-In       Subscription   Accumulated
                                          Shares        Amount       Capitial       Receivable       Deficit        Totals
                                        -----------   -----------   -----------    ------------   -----------     ----------
Balance -  June 30, 1998                 28,557,050   $     2,856   $ 1,041,585    $      --      $(1,276,784)   $  (232,343)

Net loss for year                              --            --             --            --          (84,229)       (84,229)
                                        -----------   -----------    -----------    -----------   -----------    -----------

Balance - June 30, 1999                  28,557,050         2,856      1,041,585          --       (1,361,013)      (316,572)
                                        -----------   -----------    -----------    -----------   -----------    -----------

Net loss for six month period ended            --            --            --             --         (137,696)      (137,696)
                                        -----------   -----------    -----------    -----------   -----------    -----------

Balance - December 31, 1999              28,557,050         2,856      1,041,585          --       (1,498,709)      (454,268)
                                        -----------   -----------    -----------    -----------   -----------    -----------

Stock issuance for subsidiary            28,726,250         2,873       (11,447)           (950)          --          (9,524)
Issuance of stock for cash                2,673,750           267       105,733                                      106,000
Issuance of stock for services              649,999            65                                                         65
Issuance of stock for services            4,031,250           403       241,472                                      241,875
Net loss for six month period                  --            --            --             --         (418,857)      (418,857)
                                        -----------    -----------    -----------   -----------   -----------    -----------
Balance - September 30, 2000             64,638,299   $     6,464   $ 1,377,343    $       (950)  $(1,917,566)   $  (534,709)
                                        -----------   -----------    -----------    -----------   -----------    -----------








                                            See accountant's review report.



                                WORLD AM COMMUNICATIONS, INC.
                                   Statement of Cash Flows
                                      Indirect Method
                                       (Unaudited)

                                                                        Nine Months
                                                                           Ended
                                                                       September 30,
                                                             ----------------------------------
                                                               2000                     1999
                                                             ---------                ---------
Cash Flows From Operating Activities:
  Net (Loss)                                                 $(418,857)               $(154,571)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                                  --                        577
   Stock issued for services                                   241,940
   Changes in assets and liabilities:
     (Increase) in accounts receivable                         (18,974)                    --
     (Increase) in inventory                                   (13,137)                    --
     Increase in accounts payable                               50,452                  153,472
     Increase in payroll liabilities                            35,700                     --
    (Decrease) in accrued expenses                                --                        522
                                                             ---------                ---------
                                                               295,981                  154,571
                                                             ---------                ---------
Net Cash Used in Operating Activities                         (122,876)                    --
                                                             ---------                ---------

Cash Flow From Investing Activities:
  Purchase of equipment                                        (25,699)                    --
                                                             ---------                ---------
  Net Cash Provided By Investing Activites                     (25,699)                    --
                                                             ---------                ---------

Cash Flow From Financing Activities:
  Proceeds from issuance of common stock                       106,000
  Proceeds from notes payable                                   50,517                     --
                                                             ---------                ---------
  Net Cash Provided By Financing Activites                     156,517                     --
                                                             ---------                ---------

Increase in Cash                                                 7,942                     --

Cash and Cash Equivalents - Beginning of period                   --                       --
                                                             ---------                ---------

Cash and Cash Equivalents - End of period                    $   7,942                $    --
                                                             =========                =========


Supplemental Cash Flow Information:
  Interest paid                                              $    --
                                                             =========
  Taxes paid                                                 $    --
                                                             =========



                                              See accountant's review report

5

                          World-Am Communications, Inc.
                          Notes to Financial Statements

1 - Presentation of Interim Information

          In the opinion of the management of World-Am Communications, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of Septembeer 30, 2000, and the results of operations for the three months and ninr months ended September 30, 2000 and 1999, and cash flows for the nine months ended September 30, 2000. Interim results are not necessarily indicative of results for a full year.

          The financial statements and notes are presented as permitted by Form 10-Q, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 1999.

ITEM 2:   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
-------   RESULTS OF OPERATIONS.

     The business of the Company is carried on at this time through its wholly owned subsidiary, Isotec, Inc., the acquisition of which was finalized in February 2000. Isotec is a designer, developer and manufacturer of Automated Passage Control, security and surveillance devices, including inter-locked weapons detection and access control portals, and "Transparent" security and surveillance products using computer integrated video, currently under development and beam technology products for traffic control and access. Future acquisitions and Joint Ventures have been completed or are planned to support and expand both the Access Control and Transparent Security markets.

OVERVIEW
--------

     During the third quarter of this year the Company continued its efforts to secure needed funding to sustain and expand its operations, continue its development efforts, and augment its distribution network. The success of these efforts is evidenced by the following announcements summarized below;

     In late August, R.L. McBride and Associates assumed responsibility for the Public Relations and Investor Relations tasks for the Company in return for restricted stock. Personnel from the firm have recently completed the restructuring of the Company's web site which may be accessed at www. isotecinc. Com.

     In addition, it was announced in early September that Rich McBride, CEO of SeaView Video Technology Inc., would soon file a Form 3 and take a major personal position in the Company. The announcement further contained the commitment on Mr. McBride's part, to provide an additional $500,000 for operations and marketing, a portion of which has now been received.

     The Company, while still requiring long term operating and development funds, has developed a low cost turnstile portal with optical controls for the foreign and retail markets, optical (beam) passage control products, i.e., Traffic Counters, Directional Monitor, Anti-tailgating Monitor and Interlock Controls (under development), the first of which (traffic monitors) has been delivered to Ventura County, CA, courthouse. As reported in the previous 10Q, expected contracts for portals employing these new devices have now been received from the U.S. Navy, SPAWARS, and the Federal Reserve Bank in Phoenix. Both contracts have the potential for dissemination of these custom designed products throughout their respective facilities in the U.S. and internationally
(Navy).

     Also included in the past report was notification that a Letter of Intent had been signed with Atesa, a Honduran security company, to distribute Isotec's products in Central America and manufacture portal structures in Honduras. Negotiations are currently in process as this report is being written.

     World Am's efforts during this period include the expansion of Isotec's dealer/distributor network with the addition of SeaView as a dealer; signing of a Teaming Agreement with New Technology Management, Inc., a government systems integrator, and inclusion of Isotec products in their GSA schedule; discussions with a major national security corporation (systems integrator) for a similar teaming agreement; signed Letter of Intent with A&J Police of NY and their partner, DAI Alarms of Mexico to enter into agreements as dealers/distributors of Isotec equipment and the manufacture of Isotec portals in Mexico, and; the signing of a joint venture with Quo Vadis International, an international security consultant.

     The Company is also in current discussions with two private Hi-tech companies for joint venture agreements and/or merger into World Am Communications, as well as two other companies regarding Isotec dealerships.

     In summary, the Company is pro-actively seeking avenues to acquire the necessary funding for expansion and development and through its efforts, and that of its financial consultants, is striving to strengthen the Company and its stock position. As stated before, opportunities exist for the Company to become a major factor in the new field of "Transparent" security, and the personnel associated, are committed to achieving that position.

                                     PART II
                                OTHER INFORMATION

ITEM 1.         LEGAL PROCEEDINGS
                -----------------

      Not Applicable

ITEM 2.         CHANGES IN SECURITIES
                ---------------------

     Not Applicable

ITEM 3.         DEFAULTS UPON SENIOR SECURITIES
                -------------------------------

     Not Applicable

ITEM 4.         SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS
                --------------------------------------------------

     Not Applicable

ITEM 5.         OTHER INFORMATION
                -----------------

     Not Applicable

ITEM 6.         EXHIBITS AND REPORTS ON FORM 8K
                -------------------------------

     Exhibit 27 Financial Data Schedule

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          WORLD AM COMMUNICATIONS, INC.
                                                  (Registrant)

Dated:    November 13,  2000           By:  /s/ James H, Alexander
                                            ------------------------------------
                                            James H. Alexander, President & CEO



10