Form 10KSB
period 2000-12-31
WORLD AM COMMUNICATIONS INC
filed 2001-04-02
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-KSB

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                 COMMISSION FILE NUMBER: 000-29897

                    WORLD AM COMMUNICATIONS, INC.
       (Exact name of registrant as specified in its charter)

         Florida                                           59-3253968
(State or jurisdiction of incorporation                  (I.R.S. Employer
            or organization)                            Identification No.)

1400 West 122nd Avenue, Suite 104, Westminster, Colorado         80234
  (Address of principal executive offices)                   (Zip Code)

               Registrant's telephone number:  (303) 452-0022

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $0.001 Par Value

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing
requirements for the past 90 days.  Yes     X        No    .

Indicate by check mark if disclosure of delinquent
filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements
incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB [   ].

The Registrant had revenues of $65,201 for the fiscal year ended on December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2001: Common Stock, par value $0.001 per share -- $68,034. As of March 28, 2001, the Registrant had 17,267,864 shares of common stock issued and outstanding.

                           TABLE OF CONTENTS

PART I                                                           PAGE

ITEM 1.  BUSINESS                                                   3

ITEM 2.  PROPERTIES                                                10

ITEM 3.  LEGAL PROCEEDINGS                                         10

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS         11

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                           11

ITEM 6.  PLAN OF OPERATION                                         12

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               19

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                    19

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        19

ITEM 10.  EXECUTIVE COMPENSATION                                   21

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                    22

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           23

PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
          AND REPORTS ON FORM 8-K                                  24

SIGNATURES                                                         25

PART I.

ITEM 1.  BUSINESS.

(a)  Business Development

Pursuant to an Agreement and Plan of Merger ("Acquisition Agreement") effective May 11, 2000, World Am Communications, Inc., a Florida corporation ("Registrant") organized in 1994, acquired 100% of all the outstanding shares of common stock ("Common Stock") of Allmon Management Inc., a Delaware corporation ("Allmon") ("Acquisition").

The Acquisition was approved by the Board of Directors and a majority of the shareholders of Allmon and the Registrant on May
11, 2000. The Acquisition is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) of the Rules of the Securities and Exchange Commission, the Registrant elected to become the successor issuer to Allmon for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the Act effective May 11, 2000.

As of the effective date of the Acquisition Agreement, Allmon amended its Articles of Incorporation to change the name of the Registrant. The Registrant's officers and directors became the officers and directors of Allmon. All of the Board of Directors and Officers of Allmon, prior to the effective date, resigned thereafter.

The Registrant, under the name Bedroc's of Brandon, Inc., formerly operated a family restaurant located in Brandon, Florida, commencing operations in January 1995. On January 3, 1996, the restaurant closed for major renovations related to the changing of the theme of the restaurant. The Registrant completed renovations in July 1997 and reopened in August 1997 as the Garden Grille. In March 1998, the Registrant discontinued the restaurant operations (its only business segment) and proceeded to write-off the net book value of the restaurant property and equipment. Later that year, the Registrant changed its name to World Am Communications, Inc. and commenced operations as a company that provided analog and digital cellular services in West Central Florida and provided digital and alphanumeric paging services under resale contracts. This business plan was unsuccessful and the Registrant did not have any further operations until February 2000.

The current business of the Registrant was commenced in February 2000 after the Registrant, through a stock purchase agreement with Isotec, Inc., acquired all of the outstanding stock of this company. Isotec became the Registrant's wholly-owned subsidiary. Shortly thereafter in April 2000, Isotec acquired all of the assets of Technology Development International, a sales and marketing company representing 23 products in the security industry. The Board of Directors believe that such products complement those of Isotec.

(b)  Business of the Registrant.

The Registrant, through its wholly owned subsidiary, Isotec, Inc., has developed and is in the process of developing innovative systems and operations that will allow the Registrant to establish itself as a leader in the field of security and automated passage control.

Over the past twenty years, systems have evolved from simple metal detection devices to sophisticated "man trap" systems employing state-of-the-art electronics and detection devices. In recent years, the demand for such devices has escalated as the instances of international and urban terrorism increases. Today, demand for automated passage control equipment transcends the past traditional users, i.e., hi-security governmental and military installations, and now includes banks, industrial complexes, laboratories, airports, schools and retail establishments. The state-of-the-art in weapons design and drastic reduction in the package size of such devices has also created a very large international market for this equipment, especially in third world countries that have a history of political unrest.

Isotec has assembled a team of technical, sales, marketing and business personnel. This team possesses years of design and manufacturing experience in the security field, to provide the vision and hands-on direction. The technical personnel have been engaged in the design and manufacture of automated passage control devices for twenty years and bring to Isotec fully completed, state-of-the-art designs for today's applications, and a technical credibility and level of personnel excellence in the dealer/commercial and governmental marketplaces. The products developed contain innovative, modular concepts not heretofore offered in the industry. New products under development include embedded, PC-based controllers capable of remote diagnostics, optical turnstiles and digital occupancy sensors.

Isotec has established a development and manufacturing organization providing leading edge, quality security products, both standard and customized systems, through its dealer
(installer) network to commercial organizations, to OEM customers, and governmental and defense agencies.

(1)  Services and Products

The Registrant's business direction currently falls into
five (5) categories; 1) Design and manufacture of a standard line of Automated Passage Control ("APC") systems for commercial, retail and government use; 2) OEM manufacturing; 3) Customization/modification of APC systems per customer specifications; 4) Development of security devices for APC, and; 5) Sales, marketing and distribution of products including Metorex metal detectors, Axcess and Prism asset tracking devices and digital video products, RFID smart tags and labels, TSA nuclear measurement detection devices, Securetec miniature cameras and Mark Solutions pre-fabrication prison cells.

WEAPONS CONTROL SYSTEMS - These systems are fabricated as one or two lane structures with interlocking doors designed to prevent weapons from entering a facility. They incorporate a high strength tubular aluminum structure with heavy-duty narrow stile doors and closer hardware. Magnetic locks, sensors, display(s) and control electronics are incorporated to monitor all interlock functions, while a variety of metal detectors can be used to scan for weapons. Ballistic panels, up to Level III, can be installed in these structures, thereby providing a deterrent as required by the customer. Site specific applications employing modular designs and various construction materials, i.e. laminated oak and ballistic fiberglass, to match architectural requirements are available. This product is used for any application requiring weapons monitoring.

PASSAGE CONTROL SYSTEMS - These systems are fabricated as two door bi-directional structures with interlocking doors designed to prevent unauthorized individuals from entering a facility. These systems incorporate a high strength tubular aluminum structure with heavy-duty narrow stile doors and closer hardware. Locks, sensors, displays and control electronics are incorporated to monitor all interlock functions, while a variety of card readers, keypads and/or biometric devices can be installed to identify the occupant before passage. This system also has the advantage of incorporating a occupancy weight system, thereby allowing one person to pass at a time. This product can be used in any high security applications requiring personnel monitoring.

ASSET PROTECTION SYSTEMS - These systems are fabricated as single door passage monitors with a two door bi-directional structure. They have an interlocking system designed to prevent unauthorized assets from entering or leaving a facility. These systems incorporate a high strength tubular aluminum structure with heavy-duty narrow stile doors and closer hardware. Locks, sensors, displays and control electronics are incorporated to monitor all interlock functions. This system is best suited for applications requiring control of company assets.

PASSAGE MONITORS - Passage monitors are designed to replace the standard door trim providing a directional I/R light curtain to sense the direction of personnel passing through it. These monitors work as a low cost occupancy detection device and can be connected to existing card readers, keypads and or biometric devices to unlock doors and provide a method of passage monitoring. Two passage monitors can be connected together to provide a complete interlocking system. These devices can be used where light-to-moderate access control is required.

PEDESTRIAN TRAFFIC MONITORS - Pedestrian Traffic Monitors, also known as electronic turnstiles, provide directional control of personnel passing into and out of a facility. This device can be used as a stand-alone indicator or be coupled to a card access system. A number of features are built into this product, which allow remote monitoring and control. These devices can be used anywhere light access control is required.

PEDESTRIAN COUNTERS - An inexpensive method of keeping track of the number of individuals passing through a company's doors can be accomplished with the ISOTEC Pedestrian Counter. These counters can monitor standard 3-6 wide openings or optional 20-30 foot openings. Every system has a seven-character display with key lock reset.

DIGITAL OCCUPANCY & ACCESS CONTROL SENSOR SYSTEM - This device is a ceiling-mounted occupancy recognition and control system designed for any application requiring occupancy detection, anti-tailgating and object detection. When calibrated to the area installed, this device will recognize one or more people passing through a given area and/or zone. The software will also recognize and alarm if a package is left behind. These devices feature user-programmable functions such as room-size calibration, multi-user entry and exit and alarm functions associated with passage tampering, parcel drops and approach sensing. This device will also send to a video monitor, in case of an alarm, a visual of the occupant zone.

SITE SPECIFIC DESIGNS FOR ANY APPLICATION - No standard application can solve everyone's security needs. Isotec provides solutions for most passage control situation.

GENERAL PURPOSE WALK-THROUGH METAL DETECTORS - These uniform sensitivity walk-through metal detectors are perfect for any general-purpose application requiring detection of metal objects regardless of orientation. They are equipped with a patented cross-pulsed magnetic field detection system to provide good security plus optimum traffic flow. Applications include airports, banks, public buildings, industry, hospitals, and casinos.

HIGH SENSITIVITY WALK-THROUGH METAL DETECTORS - These narrow passage, high sensitivity systems are used where both ferrous and non-ferrous materials are to be detected, such as small knives, razor blades, items made from precious metals and computer chips. Applications include prisons, computer chip manufacturers, manufacturers of precious metals, and mints.

HIGH DISCRIMINATION WALK-THROUGH METAL DETECTORS - With less than a 5% false alarm rate in favorable conditions, these metal detectors are one of the most popular. They are equipped with a patented cross-pulsed magnetic field detection system and improved interference rejection to provide a high discrimination of objects passing through it. Applications include airports, banks, public buildings, prisons, industry, stadiums, hospitals, power plants, hotels and casinos.

MULTI-ZONE WALK-THROUGH METAL DETECTORS - The multi-zone walk through metal detector is similar to having eight individual high discrimination metal detectors in one package. Each zone can be individually programmed with it's own sensitivity. Any weapon detected is displayed on a light bar at the point where the
object was detected.   Applications include airports, banks,
public buildings, prisons, industry, stadiums, hospitals, power plants, hotels and casinos.

HAND-HELD METAL DETECTORS - Mobile personnel screening can be accomplished through the use of a lightweight, battery powered
and highly sensitive hand held metal detector.   This is popular
for any application requiring mobile personnel screening.

SECURITY MONITORING SOFTWARE - A PC based control system for Windows 95/98/NT, is available to connect multiple metal detectors together to provide a remote network for monitoring and adjustment of all Metor walk-through metal detectors. This product can be used with any of the above applications where multiple systems are required.

DIGITAL COMPRESSION MODULE - Through Prism, the Registrant offers several models of digital compression modules for the transmission of live audio and video signals over a standard telephone line. A unique feature of these modules is their patented digital compression technology (CODEC). Other features, depending on the model, include analog or digital transmissions, pan/tilt/zoom and multiplex.

DIGITAL VIDEO CAMERA - This CCD digital video camera has been designed for TCP/IP addressable networks. It features full-time standard video output that interfaces to existing CCTV equipment, providing local output for recording to a VCR, displaying on video monitors and matrix switches.

DIGITAL NETWORK SOFTWARE - Through Prism, the Registrant offers full featured, fully functional Windows-based software packages for desktop or laptop computers. With these software programs any PC can be used as a video receiver. This software supports live digital audio and video over standard telephone lines, cellular phone communication and is Internet compatible. Features include optimizing of system images, frame-size, or frame-rate, along with the ability to operate pan/tilt/zoom camera control. This software also supports multiple black and white, color or infrared cameras, and four levels of operator security. Applications include central station monitoring, covert surveillance, digital video recording, remote access control, remote facility management, video alarm verification and video guard tour check.

LONG RANGE PROXIMITY READER - These readers can be mounted anywhere within 80 feet of the antenna assembly. Several communication formats are available. Their transmit range depends on the antenna selected, and can be set up to 30 feet.

HIGH PERFORMANCE LONG RANGE ACTIVE TAGS - Axcess provides a high performance active RFID tag suitable for a wide variety of applications. These tags come in three forms: vehicle, personnel and asset. Operating range is typically 30 feet. Each tag can be read in a variety of positions or orientations with respect to the reader antenna. Tags transmit data at a rate of up to one kilobyte per second for high-speed performance and reliability.

PROXIMITY ANTENNAS - The Registrant, through Axcess, provides several standard antennas each with it's own Automatic Tuning Unit (ATU). These antennas can be placed in walls, in door ways
and in roads and streets.   They can be custom built to suite
most any application. Antennas can be designed and built to fit site specific applications.

RESOURCE MANAGEMENT SOFTWARE- This software package provides the following capabilities: Tag monitoring - detects tags at system readers and creates a tag transaction history database. This software package also provides the ability to lock and unlock doors based on tag detection with time and zone restrictions. A functional linkage can then be made to link employee tags and assets

PROXIMITY READERS - The Registrant, through RFID, offers a number of inexpensive reader/writers for non-demanding general identification needs based 125Khz technology. Readers are available in a variety of packages for most any application. They have read ranges of 1 foot to 30 feet and can be customized for site specific applications including asset tracking and control of equipment and personnel.

PROXIMITY TAGS - The Registrant, through RFID, offers a number of tag technologies from 13.56Mhz to 125Khz. The 13.56 Mhz tags are the least expensive tags on the market employing a variety of read ranges and sizes with "read only" or have read/write capabilities.

ELECTRONIC LOCKS - This U.L tested and listed product replaces most combination locks for a quick and easy access to a safe.
Lock combinations can be changed without the aid of a locksmith allowing the user to change codes at random.

DEPOSIT SAFES FOR CASH CONTROL - These solid steel "B" rated safes are designed to allow quick deposits without actual access inside the safe. Although instant protection against hold-ups or burglary, these safes are not recommended for overnight storage of cash.

DATA SAFES FOR COMPUTER MEDIA - These safes are specifically design to protect digital files that might otherwise be lost in a standard fire safe. These safes have been tested at 1,832 degrees Fahrenheit for one hour yet kept the internal temperature to less than 125 degrees Fahrenheit and 85% humidity.

FIRE SAFES - These safes are designed to protect documents and valuables for one hour on small safes and two hours on the larger safes. These one and two hour safes combine the "B" rate burglary resistance with excellent fire resistance with internal temperatures kept below 350 degrees Fahrenheit.

"B"&"C" RATED SECURITY CHESTS - Available in a variety of sizes these safes are a good choice for the security of cash and valuables for Home and Business. These safes are constructed of solid steel for excellent protection against forced entry. The
"B" rate safe have 1/2" steel doors and 1/4" body. The "C" rate has a full 1" door and 1/2" body for additional protection.

GAMMA PORTAL MONITORS - These monitors are designed to automatically scan for special nuclear materials on personnel passing though it. They are intended for applications where relatively low energy emissions from U235 and Pu239 are the main concern. These monitors are used in uranium enrichment plants, weapons manufacturing plants, weapons storage sites, nuclear laboratories and nuclear waste disposal and storage sites.

GAMMA WASTE MONITORS - These monitors are design to automatically scan for special nuclear materials on personnel passing though it. They are intended for applications where relatively low energy emissions from U235 and Pu239 are the main concern. These monitors are used in uranium enrichment plants, weapons manufacturing plants, weapons storage sites, nuclear laboratories and nuclear waste disposal and storage sites.

HAND-HELD GAMMA MONITORS - These hand-held monitors are designed to locate radioactive sources and to measure their intensity in the field. They are suitable for hand-held vehicular and pedestrian monitoring.


(2)  Product Manufacturing

The Registrant performs the fabrication, assembly and testing of the products in its own, leased facilities. It has assembled a team that has the mechanical and electronic experience, as well as the production equipment available to perform the manufacturing required.

(3)  New Product Development

The Registrant has identified several product enhancement items, as well as new passage control products, that are under development or will be in the near future. The Registrant has formed a relationship with a designer and manufacturer of a business card sized embedded PC, to design and manufacture an embedded 586 controller for its standard line of products. In addition, at the request of a government lab, it will design a line of optical turnstiles for both commercial and government sale. Lastly, The Registrant is in the process of designing a proprietary, patentable, digital video occupancy sensor that will replace cumbersome and expensive weight sensing systems currently employed in the industry today.

(4)  Custom Products

Many dealers and their customers, as well as governmental agencies, have a specialized project in mind requiring non-standard components and architectural considerations. Such projects are relatively common and require little or no customer paid non-recurring engineering costs due to the modular characteristics of the standard design.

(5)  Sales, Marketing, Distribution and Installation

One of the primary strengths in the Registrant's positioning is that all products developed are sold commercially through a national dealer network. This dealer network is comprised of professionals in the field of applications engineering in the security field. Sales to the government are handled, in most cases, directly by the Registrant or its sales representatives. The Registrant's equipment is modular in design and is shipped disassembled for installation in the field. All systems, commercial and retail, are extremely portable and can be readily disassembled for installation in other locations.

Isotec personnel have designed and installed systems that are at the following locations:

Department of Energy

Lawrence Livermore National Laboratories
Pantex Plant
Savannah River Project
Rocky Flats Plant
EG & G
Sandia National Laboratories
Los Alamos National Laboratories
U.S. Air Force
Cape Canaveral AFB
Vandenberg AFB
Falcon AFB
Ellsworth AFB
Kirtland AFB
Minot AFB
Aerospace
Rockwell International
Boeing
Ford Aerospace
General Electric
Harris Corporation
Commercial
John Hancock Insurance
Mellon Bank
Household Credit Union
Business Bank
Wells Fargo Bank
Albertson's Credit Union
Arundel Federal Savings

(6)  Product Quality and Customer Service

The Registrant's goal is to become the leader in the design and manufacture of quality built passage control devices through the use of approved materials, finish suppliers and the use of in- house quality standards and procedures. The Registrant will take a pro-active approach to customer needs and satisfaction through continued contact, problem resolution, product improvement, innovative features and cost reduction efforts.

ITEM 2.  DESCRIPTION OF PROPERTY.

At its offices in Westminster, Colorado, which the
Registrant leases, it owns approximately $23,772 of miscellaneous
office furniture and equipment, including computers.   These
offices consist of (a) an executive office of 1,100 square feet with a rental rate of $1,647.65 per month; and (b) a manufacturing facility of 4,500 square feet with a rental rate of $2,556.55 per month. A three year lease, which commenced in March 2000, covers these offices.

ITEM 3.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

Not Applicable

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Registrant's common stock trades on the Over the Counter Bulletin Board under the symbol "WLDI". The Registrant began using this symbol on December 1, 2000 following a 30 for 1 reverse split; prior to that, the Registrant traded under the symbol "WLDC".

The range of closing prices shown below is as reported by these markets. The quotations shown reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2000

                                                 High      Low

Quarter Ended December 31, 2000                  2.12      0.22
Quarter Ended September 30, 2000                 1.44      0.37
Quarter Ended June 30, 2000                      1.62      0.37
Quarter Ended March 31, 2000 *                   3.00      1.12

* The Registrant's common stock (under Allmon Management prior to the merger on May 9, 2000) originally commenced trading on the Pink Sheets LLC on February 10, 2000.

Holders of Common Equity.

As of March 28, 2001, the Registrant had approximately 78 shareholders of record of the Registrant's common stock.

Dividends.

The Registrant has not declared or paid a cash dividend to stockholders since it was originally organized in 1994. The Board of Directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2000:

On January 30, 2000, the Registrant commenced an offering under which 2,673,750 shares of common stock were sold to six accredited investors for a total consideration of $2,673.75. The Registrant later learned that an attorney, unrelated to the Registrant, had issued an opinion that the shares issued thereunder were, in his opinion, free-trading and could be sold without legend. The Registrant did not know of nor authorize the removal of the legends and did not employ the attorney who removed the legends. Thereafter, the Registrant promptly sought the return of all the unlegended shares; to date a total of 1,850,000 of these shares have been returned to the Registrant and cancelled.

No commissions or fees were paid in connection with these sales.
These sales were undertaken pursuant to a claim of exemption from registration under the Securities Act of 1933 as provided in Rule
504 under Regulation D.

ITEM 6.  PLAN OF OPERATION.

Twelve Month Plan of Operation.

In the year 2001, the Registrant will also actively pursue several business objectives; corporate growth financing, including but not limited to commercial lines of credit, capital formation activities, combined business ventures, market development, product development, and strategic business development.

In general, the Registrant's efforts during the year following the acquisition of Isotec, Inc., to augment operating and growth capital has encountered numerous, unexpected diversions. The Registrant has increased its activities in pursuit of capitalization, employing new members of management, legal and consulting teams. These actions, in combination with the Registrant's plan to immediately take the steps necessary to re-domicile the corporation to Nevada with a new name and symbol in the near future, the Registrant believes will aid in efforts to capitalize the company and increase shareholder value.

In the year 2001, the Registrant will focus its attention on the marketing of the existing product line of products and development of "Transparent Security?" product line. The Registrant believes the "Transparent Security?" product line will be ready for introduction to the market sometime during the second half of 2001.

"Transparent Security" product line is a line of monitoring and access devices designed to be unobtrusive to the occupant or passerby. Such devices are designed to monitor and/or keep a count of how many people pass through a certain area. They may also be designed to detect certain items the owner of the space may want to know about in order to monitor specific movements of the individual(s) detected. In some settings an owner may not want to restrict access but does want to know if there is anyone entering who may be carrying a concealed weapon in order that the particular individual may be monitored discretely.

The Registrant believes that the "Transparent Security?"
products already developed and those currently under development represent a major new segment in the future growth of security product marketing industry.

With respect to the marketing of the Registrant's existing security products line, the Registrant plans to:

(a) Continue to develop dealerships in key geographic locations around the United States. One such Dealership was added in January 2001 in the New York / New Jersey region. This new dealer furnishes equipment to clients such as the New York City Police Department, FBI, U.S. Department of the Treasury and to Mexico. The Registrant also recently added a new dealer in the Mid-West.

(b) The Registrant has entered into a Master Dealership agreement with a company based in Mexico that will market the Registrants products throughout Mexico. The Registrant and this Mexican-owned company are negotiating a joint manufacturing agreement.

(c) The Registrant has entered into an agreement to provide a Model 644 Access Control Portal for evaluation by the internal security personnel of a major U. S. based electronics manufacturer. This portal will integrate one of the "Transparent Security?" products, an optical product designed to provide passage control with minimal physical barrier infrastructure, while employing this new high-level optical technology. If the evaluation is favorable, the Registrant believes this manufacturer may purchase several similar units for installation in their multiple facilities.

(d) The Registrant recently entered into a Master Dealership agreement with a company based in Honduras that will market the Registrant's products throughout Central America.

(e) The Registrant has hired a market development specialist to concentrate on developing the distribution channels for the Registrant's product on the national and international levels. The main thrust of this effort is to build up a network of dealers who will consistently market the Registrants products.

(f) In January 2000, the Registrant adopted a Form S-8 stock option and stock compensation plan. The non-employee plan was adopted to permit the Registrant to engage the services of consultants for the purposes of helping to further develop and implement the Registrant's plan. In addition, the Registrant will utilize certain consultants to redesign the corporate identity package. This includes new logo(s), graphic design, letterhead and other corporate communications. It also is anticipated that the Registrant will incorporate the new identity and graphic design changes on the corporate Internet Web Site. The Registrant is also considering utilizing the services of a lobbyist to introduce the Registrant and its products to more governmental clients. The payment of consultants with the stock of the Registrant aids in conservation of working capital for operational needs.

(g) The Registrant is exploring several avenues to obtain necessary financing for growth. The areas being explored include, but are not limited to; commercial credit lines, capital formation (i.e. private placement/Form SB-2 registration), combined business ventures and factoring.

(h) The Registrant is in discussions with a manufacturer of non-competitive products. The purpose of the discussion is to explore utilizing the manufacturer's capacity to fabricate the metal components in the Registrant's products. Such an alliance would aid the Registrant in accommodating more rapid growth and it would allow the manufacturing company to utilize their production facility at higher level of production.

(i) The Registrant has a strategic alliance with a Colorado-based security consultancy firm. This firm specializes in evaluation of security systems and procedures for many commercial and governmental entities worldwide. The alliance is one of natural symbiosis and the two companies are very comfortable with referring clients to one another in the course of business.

(j)  The Registrant is seeking proposals from professional
Investor Relations and Public Relations firms to pursue sound conservative approach to communicating information to the
shareholders and the public on an effective and timely basis and
within the framework of the securities regulations.   The
Registrant plans to employ a new IR/PR firm during the first half of 2001.

Risk Factors in Connection with Plan of Operation.

An investment in the Registrant is subject to a number of risks. Among these risks are the following:

(a)  Limited Prior Operations.

The Registrant has only had limited prior operations, having embarked on its current line of business in February 2000. Thus, the Registrant is subject to all the risks inherent in the creation of a new business. The likelihood of the success of the Registrant must be considered in the light of the problems, expenses, difficulties, complications, and delays frequently encountered in connection with the expansion of a business and the competitive environment in which the Registrant operates. Unanticipated delays, expenses and other problems such as setbacks in product development, and market acceptance are frequently encountered in connection with the expansion of a business.

Consequently, there is only a limited operating history upon which to base an assumption that the Registrant will be able to achieve its business plans. In addition, the Registrant has only limited assets. As a result, there can be no assurance that the Registrant will generate significant revenues in the future; and there can be no assurance that the Registrant will operate at a profitable level. If the Registrant is unable to obtain customers and generate sufficient revenues so that it can profitably operate, the Registrant's business will not succeed.

As a result of the fixed nature of many of the Registrant's expenses, the Registrant may be unable to adjust spending in a timely manner to compensate for any unexpected delays in the development and marketing of the Registrant's products or any capital raising or revenue shortfall. Any such delays or shortfalls will have an immediate adverse impact on the Registrant's business, operations and financial condition.

(b)  Limited Revenues and Operating Profits.

The Registrant has had limited revenue and no income to date (net loss of $137,696 for the six-month period ended December 31, 1999, and a net loss of $487,710 for the fiscal year ended December 31, 2000). The future growth and profitability of the Registrant will be principally dependent upon its ability to successfully development its plan of business and market its products. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by new product introductions.

(c)  Additional Financing Will Be Required.

The Registrant has sufficient cash flow to meet its operating requirements through 2001, but there can be no assurance the Registrant will continue to meet its cash requirements. However, the current funds available to the Registrant, and the revenues generated by the Registrant, will not be adequate for it to be competitive in the areas in which it intends to operate, and may not be adequate for the Registrant to survive. Therefore, the Registrant will need to raise additional funds in order to fully implement its business plan (up to $1,000,000 over the next twelve months); this will enable the company, among other things, to hire an additional three employees. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that the Registrant will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant. If the Registrant cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilution on their percentage of stock ownership in the Registrant.

(d)  Production.

The Registrant's success is dependant upon being able to secure the materials necessary to quickly and efficiently produce the products that the Registrant offers to the public. Production is also dependant upon the Registrant continuing to employ individuals to assist in the manufacture of the products. The Registrant cannot guarantee that the Registrant will be able to obtain the materials necessary to produce the Registrant's products, nor can the Registrant guarantee that it will be able to retain the employees that it currently employs to continue to manufacture the Registrant's products. Failure in either respect could be detrimental to the Registrant's success.

(e)  Government Approval of Products.

The Registrant's success is dependant upon being able to secure government approval for the products that the Registrant manufactures and installs in facilities. Many of the clients of the Registrant are governmental entities and future regulation may deem the products that the Registrant manufactures obsolete or ineffective. Failure to obtain government approval for the Registrant's products could be detrimental to the Registrant's success.

(f)  Competition.

The Registrant's success is dependent upon being able to define advantages that its competition currently has over the Registrant, as well as being able to capitalize upon its strengths over the competition. The Registrant's competition has, in many instances, been in the business longer, has better contacts and contracts, as well as being better funded, either through equity or sales of product. In the event that the Registrant is not able to capitalize upon its strengths, while working to combat its weaknesses, the success of the competition may have a detrimental effect upon the Registrant's success.

(g)  Influence of Other External Factors on Prospects for Registrant.

The industry of the Registrant in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in a commercially profitable business. The marketability of its products will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation, and local economic conditions), which can affect companies' spending. Factors which leave less money in the hands of potential customers of the Registrant will likely have an adverse effect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate return on invested capital.

(h)  Success of the Registrant Dependent on Management.

The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees has an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant after the termination of such agreements. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects.

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with shareholders to make decisions which affect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(i)  Control of Registrant by Officers and Directors.

The Registrant's officers and directors beneficially own approximately 56% of the outstanding shares of the Registrant's common stock. As a result, such persons, acting together, have the ability to exercise influence over all matters requiring stockholder approval. Accordingly, it may be difficult for the investors hereunder to effectuate control over the affairs of the Registrant. Therefore, it should be assumed that the officers, directors, and principal common shareholders who control the majority of voting rights will be able, by virtue of their stock holdings, to control the affairs and policies of the Registrant.

(j)  Limitations on Liability, and Indemnification, of Directors and
Officers.

The Florida Statutes provide for permissive indemnification of officers and directors and the Registrant may provide indemnification under such provisions. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(k)  Potential Conflicts of Interest Involving Management.

Some of the officers and directors have other interests to which they devote time, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on boards of directors, and each will continue to do so notwithstanding the fact that management time may be necessary to the business of the Registrant. As a result, certain conflicts of interest may exist between the Registrant and its officers and/or directors which may not be susceptible to resolution.

In addition, conflicts of interest may arise in the area of corporate opportunities which cannot be resolved through arm's length negotiations. All of the potential conflicts of interest will be resolved only through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors of the Registrant any proposed investments for its evaluation.

(l)  Absence of Cash Dividends.

The board of directors does not anticipate paying cash dividends on the shares for the foreseeable future and intends to retain any future earnings to finance the growth of the Registrant's business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements, and the general operating and financial condition of the Registrant, and will be subject to legal limitations on the payment of dividends out of paid-in capital.

(m)  No Assurance of Continued Public Trading Market; Risk of Low
Priced Securities.

Since inception of public trading of the Registrant's common stock on the Pink Sheets LLC in February 2000, there has been only a limited public market for the common stock of the Registrant. The common stock of the Registrant is currently quoted on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of the Registrant's securities. In addition, the common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 ("Reform Act") requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining
the penny stock market and the risks associated therewith.   The
regulations governing low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(n)  Effects of Failure to Maintain Market Makers.

If the Registrant is unable to maintain a National
Association of Securities Dealers, Inc. member broker/dealers as market makers after relisting on the Bulletin Board, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(o)  Shares Eligible For Future Sale

All of the 7,274,918 shares of common stock which are currently held by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

Forward Looking Statements.

The foregoing Plan of Operation contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

Financial statements for the twelve month period ended
December 31, 2000 are presented in a separate section of this report following Part IV.

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
ACCOUNTING AND FINANCIAL DISCLOSURE.

Not Applicable

PART III.

ITEM 9.  DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH
SECTION 16(A) OF THE EXCHANGE ACT.

Directors and Executive Officers.

The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below. The
Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no legal proceedings involving the officers and directors of the Registrant.

(a)  James H. Alexander, Chief Executive Officer/Director.

James H. Alexander, 62, has been President and Chief
Executive Officer of the Registrant since February 18, 2000, the date that Isotec, Inc. became a wholly owned subsidiary of the Registrant. Mr. Alexander was the founder of Isotec, Inc., a company engaged in the design, manufacture and installation of access control portals for the security markets involving weapons detection and asset protection, personnel and material, control for federal and state government, financial institutions, and business/commercial applications.

In 1992, he founded T.D.I., Inc. and has been its President since that time. Such company is engaged in sales and marketing of security products, consulting, fund raising, acquisition and mergers of established and start-up hi-technology firms. From 1992 through 1997, Mr. Alexander was General Manager and Chief Operating Officer of Zykronix, Inc., a company that designs and produces the world's smallest computers for the industrial and commercial markets. As Chief Operating Officer of such company from 1995 through 1997, he was responsible for restructure of the organization and all business activities of the company including Profit and Loss statements, production, sales and marketing, contracts, materials, finance and administration. During 1997 and 1998, Mr. Alexander also was the managing broker and a consultant to Lafayette Century 21 Agency-Corp. Relocation and Marketing located in Colorado and from January 1993 to November 1995 was the director of corporate relocations for Moore and Company Realtors located in Colorado.

(b)  Paul M. Labarile, Chief Technical Officer/Director.

Paul M. Labarile, 53, has been Chief Technical Officer for the Registrant since February 18, 2000, the date that Isotec became a wholly owned subsidiary of the Registrant. Prior to such time he was the Chief Technical Officer of Isotec, Inc. a company engaged in the design, manufacture and installation of access control portals for the security markets involving weapons detection and asset protection, personnel and material, control for federal and state government, financial institutions, and business/commercial applications.

From 1997 through 1998, he was employed by Sytron Inc. where he assisted Sytron in its transfer upon acquisition of Campbell Engineering Co. by Sytron. From 1990 through 1997, Mr. Labarile was employed by Campbell Engineering Co. as the Executive Vice President of Engineering responsible for design of commercial lines of Access Control Portals including low cost integrated interlocking weapons detector portals for financial institutions. He was also responsible for the design of hands free automatic sliding door portals with the "one step walking weight system." His other responsibilities were to analyze and define, design, develop, and engineer and implement solutions to security requirements for DOE, DOD, and Commercial accounts. Mr. Labarile received his A.A. degree in Electronics from Diablo Valley College located in Concord, California.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Securities Exchange Act of 1934 requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the Securities and Exchange Commission. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the registrant under Rule 16a-3(d) during fiscal 2000, Forms 5 with respect to fiscal 2000, and certain written representations from executive officers and directors, the Registrant is aware that Mr. Alexander and Mr. Labarile have not reported certain stock issuances to them between December 1, 2000 and December 31, 2000 on Form 4. A Form 5 year end statement (which was not timely filed), which will cover each of these issuances, is now in the process of being prepared for filing. The Registrant is unaware of any other filings that have not been timely made.

ITEM 10.  EXECUTIVE COMPENSATION.


                    Summary Compensation Table

                     Annual compensation              Long-term
                                                     compensation
                                           Awards          Payouts
                                    Other           Securi           All
                                    Annual          ties             other
Name and                            compen Restrict under            compen
Principal   Year   Salary   Bonus   sation  stock   lying   LTIP     sation
Position                                    award   options payouts
                                                    SARs
                     ($)     ($)     ($)     ($)     (#)       ($)     ($)
    (a)      (b)     (c)     (d)     (e)     (f)     (g)       (h)     (i)

James H.
Alexander
CEO          2000  $32,300    0       0       0       0         0       0
             1999     0       0       0       0       0         0       0
             1998     0       0       0       0       0         0       0
Paul M.
Labarile
Secretary    2000  $32,200    0       0       0       0         0       0
             1999     0       0       0       0       0         0       0
             1998     0       0       0       0       0         0       0

Employment Contract.

As of December 31, 2000, the Registrant had not entered into any employment agreement with any officer and/or director of the Registrant.


Other Compensation.

(a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2000 provided for or contributed to by the Registrant.

(b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there was no existing plan as of December 31, 2000 which provides for such payment, except for an employee stock incentive plan. The Registrant had granted options to purchase 5,400,000 shares of common stock to employees under this plan subsequent to December 31, 2000.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 28, 2001 (17,267,864 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant, individually and as a group:


Title of   Name and Address               Amount of       Percent of
Class      of Beneficial Owner(1)         Beneficial         Class
                                          Ownership(2)

Common     James H. Alexander              6,636,626 (3)     29.28%
Stock      1200 West 122nd Avenue
           Suite 104
           Westminster, Colorado  80234

Common     Paul M. Labarile                6,128,292 (4)     27.04%
Stock      1200 West 122nd Avenue
           Suite 104
           Westminster, Colorado  80234

Common     Marc R. Tow                     1,500,000          8.69%
Stock      3402 Bimini Lane, #3-F
           Coconut Creek, Florida 33066

Common     Marcine Aniz Uhler              1,500,000          8.69%
Stock      3402 Bimini Lane, #3-F
           Coconut Creek, Florida 33066

Common     Victoria Teddi                  1,500,000          8.69%
Stock      1200 West 122nd Avenue
           Suite 104
           Westminster, Colorado  80234

Common     Steve Vicory                    1,500,000          8.69%
Stock      1200 West 122nd Avenue
           Suite 104
           Westminster, Colorado  80234

Common     Shares of all directors and    12,674,918         55.92%
           executive officers
           as a group (2 persons)

(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. The amount owned is based on issued common stock, as well as stock options which are currently exercisable.

(3)  Included within this amount are options to purchase
2,700,000 shares of common stock of the Registrant which were granted on January 29, 2001 pursuant to the Registrant's Employee
Stock Incentive Plan. These options are currently exercisable at $0.10 per share and expire on January 29, 2011.

(4)  Included within this amount are options to purchase
2,700,000 shares of common stock of the Registrant which were granted on January 29, 2001 pursuant to the Registrant's Employee
Stock Incentive Plan. These options are currently exercisable at $0.10 per share and expire on January 29, 2011.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

Other than as set forth below, during the past two years, there have not been any transaction that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

The following greater than 5% shareholders have each received 1,500,000 shares of free trading common stock of the Registrant under a Form S-8 for consulting services to be rendered to the Registrant, as follows:

(a)  Marc R. Tow, Esq.: General and corporate legal services.

(b) Marcine Aniz Uhler: Consultation and advising with regard to radio advertising and marketing.

(c)  Victoria Teddi: General administrative support.

(d) Steve Vicory: Advising and consultation with management regarding business opportunities, business development, and mergers and acquisitions.

PART IV.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL
STATEMENTS.

Exhibits.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements.
                                                                 Page

Independent Auditor's Report                                       26

Consolidated Balance Sheets as of
December 31, 2000 and December 31, 1999                            27

Consolidated Statements of Operations for the year
ended December 31, 2000 and the six months
ended December 31, 1999                                            28

Consolidated Statement of Stockholders' Equity for
the year ended December 31, 2000 and the six months
ended December 31, 1999                                            29

Consolidated Statements of Cash Flows for the year
ended December 31, 2000 and the six months
ended December 31, 1999                                            30

Notes to Consolidated Financial Statements                         31

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   World Am Communications, Inc.


Dated: March 30, 2001              By: /s/ James H. Alexander
                                   James H. Alexander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                               Date

/s/ James H. Alexander    President/Chief Executive         March 30, 2001
James H. Alexander        Officer/ Treasurer (principal
                          financial and accounting
                          officer)/Director

/s/ Paul M. Labarile      Secretary/Director                March 30, 3001
Paul M. Labarile

                    INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
World-Am Communications, Inc.
Westminster, Colorado

We have audited the accompanying balance sheets of World-Am Communications, Inc. as of December 31, 2000 and 1999, and the related statements of operations, cash flows, and changes in stockholders' equity for the year ended December 31, 2000 and six month period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of World-Am Communications, Inc. at December 31, 2000 and 1999, and the results of its operations and its cash flows for the year ended December 31, 2000 and the six month period ended December 31, 1999, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 6 to the financial statements, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/  Johnson & Company, LLC
Johnson & Company, LLC
Denver, Colorado
March 28, 2001

                     WORLD-AM COMMUNICATIONS, INC.
                      CONSOLIDATED BALANCE SHEETS


                                                December 31    December 31
                                                    2000           1999

                                 ASSETS

Current Assets:
Cash                                                  3,605              -
Accounts receivable                                  20,290              -
Inventory                                            13,534              -

Total Current Assets                                 37,429              -

Fixed Assets:
Furniture and equipment                              26,413              -
Less accumulated depreciation                        (2,641)             -
Net Fixed Assets                                     23,772              -

Other Assets
Goodwill - net                                        8,462         10,577
Total Other Assets                                    8,462         10,577

TOTAL ASSETS                                         69,663         10,577

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                                    176,203        421,301
Accrued expenses                                      4,925          6,500
Taxes payable                                        86,790         37,044
Lines of credit                                       5,499              -
Short-term borrowings                                35,058              -
Total Current Liabilities                           308,475        464,845

Stockholders' Deficit:
Common stock, $.0001 par value;
500,000,000 shares authorized, 5,145,972 and
951,902 shares issued and outstanding,
respectively                                           515             95
Preferred stock, $.0001 par value,
80,000,000 shares authorized, none issued and
outstanding                                              -              -
Additional paid-in capital                       1,747,092      1,044,346
Accumulated deficit                             (1,986,419)    (1,498,709)
Total Stockholders' Deficit                       (238,812)      (454,268)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         69,663         10,577

See accompanying notes to financial statements

                  WORLD-AM COMMUNICATIONS, INC.
               CONSOLIDATED STATEMENTS OF OPERATIONS

                                                Year Ended     Six Month
                                                December 31    Period Ended
                                                   2000        December 31
                                                                   1999

REVENUES:                                           65,201               -

OPERATING EXPENSES:
Sales and marketing                                241,875               -
General and administrative                         311,036         137,696
Total Operating Expenses                           552,911         137,696

Net Loss from Operations                          (487,710)       (137,696)

Weighted average number of
shares outstanding                               3,087,534         951,902

Basic and diluted net loss per share                 (0.16)         (0.14)

See accompanying notes to financial statements

                     WORLD-AM COMMUNICATIONS, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY

                                        Add'l     Retained
                        Common Stock    Paid-In   Deficit      Totals
                    Shares      Amount  Capital

Balance -
June 30, 1998       951,902         95  $1,044,346 $(1,276,784) (232,343)

Net loss for year         -          -           -     (84,229)  (84,229)
Balance -
June 30, 1999       951,902         95   1,044,346  (1,361,013) (316,572)

Net loss for six
month period ended        -          -           -    (137,696) (137,696)

Balance -
December 31, 1999   951,902         95   1,044,346  (1,498,709) (454,268)

Stock issuance for
subsidiary          12,208          71      60,855           -    60,926
Stock issuance for
accounts payable   245,334          25     293,975           -   294,000
Issuance of stock
for cash            89,125           9     105,991           -   106,000
Issuance of stock
for services        21,667           2          63           -        65
Issuance of stock
for services       134,375          13     241,862           -   241,875
Issuance of stock
for services       246,777          25           -           -        25
Issuance of stock
for services      2,744,584        275           -           -       275
Net Loss for
year                      -          -           -    (487,71   (487,710)
Balance -
December 31, 2000 5,145,972        515   1,747,092 (1,986,419)  (238,812)

See accompanying notes to financial statements

                    WORLD-AM COMMUNICATIONS, INC.
                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             Six Month
                                            Year Ended       Period Ended
                                            December 31      December 31
                                                2000             1999

Cash Flows From Operating Activities:
Net (Loss)                                    (487,710)         (137,696)
Adjustments to reconcile net loss to
net cash used in operating activities:
Depreciation and amortization                    4,756               558
Issuance of common stock for services          242,239                 -
Changes in assets and liabilities:
Increase in  accounts payables                  67,266           137,138
Increase in accrued expenses                    48,171                 -
Increase in inventory                          (13,534)                -
Increase in accounts receivable                (20,290)                -
                                               328,608           137,696

Net Cash Used in Operating Activities         (159,102)                -

Cash Flow From Investing Activities:
Purchase of property and equipment              (9,610)                -
Net Cash Used In Investing Activities           (9,610)                -
Cash Flow From Financing Activities:
Proceeds from short-term borrowing              66,317                 -
Proceeds from  the issuance of common
shares                                         106,000                 -
Net Cash Provided By Financing Activities      172,317                 -

Increase (Decrease) in Cash                      3,605                 -

Cash and Cash Equivalents - Beginning of
period                                               -                 -

Cash and Cash Equivalents - End of period        3,605                 -

Supplemental Cash Flow Information:
Cash paid during period for:
Interest paid                                        -                 -
Taxes paid                                           -                 -

See accompanying notes to financial statements

                     WORLD-AM COMMUNICATIONS, INC.
              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            DECEMBER 31, 2000

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:

Nature of Business.

World-Am Communications, Inc. (the "Company") was incorporated in the state of Florida on July 1, 1994 under the name of Bedroc's of Brandon, Inc. The Company changed its name to World-Am Communications on September 16, 1998. The Company's primary business operations are carried on at this time through its wholly owned subsidiary, Isotec, Inc., the acquisition of which was finalized in February 2000. Isotec is a designer, developer, and manufacture of Automated Passage Control, security and surveillance products using computer integrated video and beam technology products for traffic control and access.

The Company commenced operations in January 1995 as a family restaurant in Brandon, Florida. In September 1996, the restaurant closed for renovations and reopened in August 1997.
In March 1998, the Company discontinued the restaurant operations (its only business segment at that time) and wrote-off the net book value of the restaurant property and equipment.

During 1999, the Company changed its fiscal year end to December 31.

Principles of Consolidation.

The consolidated financial statements include the accounts of World-Am Communications, Inc. and its wholly owned subsidiaries.
All significant intercompany accounts and transactions are eliminated in consolidation.

Basis of Accounting.

These financial statements are presented on the accrual method of accounting in accordance with generally accepted accounting principles. Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

Cash and Cash Equivalents.

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Inventories.

Inventories are stated at the lower of cost (first-in, first out) or fair value. Inventories consist of finished goods only.

Use of Estimates.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Net Earning (Loss) per Share.

Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.

Property and Equipment.

The Company follows the practice of capitalizing property and equipment over $250 at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives.

Office Equipment & Software                 3 to 5 years
Warehouse Equipment                         5 to 7 years

Goodwill.

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of goodwill periodically by determining whether the amortization of goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is charged to operations in the period in which goodwill impairment is determined by management. Amortization is computed using the straight-line method over a life of five years. Amortization expense for the year ended was $2,115.

Revenue Recognition.

Product Sales are sales of on-line products and specialty items.
Revenue is recognized at the time of sale.

Fair Value of Financial Instruments.

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Income Taxes.

The Company accounts for income taxes under SFAS No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

Other Comprehensive Income.

The Company has no material components of other comprehensive income (loss) and accordingly, net loss is equal to comprehensive loss in all periods.

NOTE 2 - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2000 consist of the following:

Note Payable to an individual, unsecured loan,
due on demand, with Interest rate of 8%                      $23,500

Advances from shareholder, unsecured, due on
demand, 0% interest, to pay for operations of Company         11,558
                                                             $35,058

NOTE 3 - CAPITAL STOCK TRANSACTIONS

In January 2000, the Company had a four-to-one reverse split of common shares authorized and outstanding. In October 2000, the Company also had a thirty-to-one reverse split of common shares authorized and outstanding. All share and per share amounts in the accompanying financial statements of the Company and notes thereto, have been retroactively adjusted to give effect to the stock splits.

NOTE 4 - SEGMENT INFORMATION

The Company operates primarily in a single operating segment, the development of security and surveillance devices for traffic control and access for banking and military customers.

NOTE 5 - INCOME TAXES

There has been no provision for U.S. federal, state, or foreign income taxes for any period because the Company has incurred losses in all periods and for all jurisdictions.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets:

Net operating loss carryforwards                         $ 1,986,419
Valuation allowance for deferred tax assets               (1,986,419)

Net deferred tax assets

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2000, the Company had net operating loss carryforwards of approximately $1,986,419 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2009. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 6 -GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced significant losses from discontinued operations. As shown in the financial statements, the Company incurred a net loss of $487,710 for the year ended.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 7 - COMMITMENTS AND CONTINGENCIES:

Tax Contingencies.

The Company has not filed monthly sales tax returns with the Department of Revenue, State of Florida, and payroll tax returns for the fiscal periods ended June 30, 1999 and December 31, 1999. Accordingly, interest and penalties have been accrued. The estimated balance is $37,044.

Litigation.

On March 23, 1998, ADP Total Source III filed a writ of garnishment in the Circuit Court of the State of Florida, County of Hillsborough against the Company seeking reimbursement of services in the amount of $66,491, which is included in the accounts payable amount.

On June 24, 1998, Prime Source Management Solutions, a provider of employee leasing services, was awarded $74,882 in the Circuit
Court of the State of Florida, County of Hillsborough, including an amount for trebled damages.

The Company has received various attorney collection letter notices from different vendors related to past due amounts.
Management is in active negotiations to settle all open accounts with the respective vendors.

                           EXHIBIT INDEX

Exhibit                 Description
No.

2 Stock Acquisition and Reorganization Agreement by and among World-Am Communications, Inc., dated May 11, 2000 (incorporated by reference to Exhibit 2.1 of the Form 8-K12g-3 filed on May 16,
       2000).

3.1 Articles of Incorporation, dated June 29, 1994 (incorporated by reference to Exhibit 3.1 of the Form 8-K12g3 filed on May 16,
       2000).

3.2    Amended Articles of Incorporation, dated April 6, 1995
      (incorporated by reference to Exhibit 3.1 of the Registration
       Statement on Form 8-K12g-3 filed on May 16, 2000).

3.3    Articles of Amendment to Articles Of Incorporation, dated
       February 7, 1997 (incorporated by reference to Exhibit 3.1 of the Form 8-K12g-3 filed on May 16, 2000).

3.4    Articles of Amendment to Articles Of Incorporation, dated
       July 2, 1997 (incorporated by reference to Exhibit 3.1 of the Form 8-K12g-3 filed on May 16, 2000).

3.5 Articles of Amendment to the Articles Of Incorporation, dated August 17, 1998 (incorporated by reference to Exhibit 3.1 of the Form 8-K12g-3 filed on May 16, 2000).

3.6    Bylaws, dated May 15, 2000 (incorporated by reference to
       Exhibit 3.2 of the Registration Statement on Form SB-2/A filed on July 22, 1999).

21     Subsidiaries of the company (see below).

                                EX-21
                    SUBSIDIARIES OF THE COMPANY


Isotec, Inc., a Colorado corporation.