Form 10QSB
period 2001-03-31
WORLD AM COMMUNICATIONS INC
filed 2001-05-21
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2001
OR

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
(State or jurisdiction of incorporation                     (I.R.S. Employer
             or organization)                               dentification No.)

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

As of March 31, 2001, the Registrant had 17,267,864 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes  No X.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                      PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2000               3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                             4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                             5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    8

ITEM 2.  PLAN OF OPERATION                                            14

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                            21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          22

ITEM 5.  OTHER INFORMATION                                            22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             22

SIGNATURE                                                             23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

         REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
World Am Communications, Inc.
Westminster, Colorado

We have reviewed the accompanying consolidated balance sheet of World-Am Communications, Inc. as of March 31, 2001 and the related consolidated statements of operations and cash flows for the three month period ended March 31, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 28, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/  Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
May 17, 2001

                       WORLD-AM COMMUNICATIONS, INC.
                        CONSOLIDATED BALANCE SHEET
                               (Unaudited)

                                                       March 31, 2001

                                 ASSETS:

Current Assets:
Cash                                                  $             -
Accounts receivable                                             9,449
Inventory                                                       9,757
Total Current Assets                                           19,206

Property and Equipment:
Office equipment and computers                                 39,993
Less accumulated depreciation                                  (2,641)
Property and Equipment, net                                    37,352

Other Assets:
Goodwill - net                                                  8,462
Total Other Assets                                              8,462

Total Assets                                                   65,020

                 LIABILITIES AND STOCKHOLDERS'  DEFICIT:

Current Liabilities:
Accounts payable                                              177,583
Bank overdraft                                                  3,605
Taxes payable                                                 101,978
Accrued expenses                                                6,502
Lines of credit                                                 1,175
Note payable - current portion                                 47,589
Total Current Liabilities                                     338,432

Stockholders'  Deficit:
Preferred stock, $.0001 par value,
80,000,000 shares authorized, none issued and
outstanding                                                         -

Common stock, $.0001 par value, 125,000,000
shares authorized: 17,267,864 and 5,145,972, issued and
Outstanding at March 31, 2001 and December 31, 2000             1,727
Respectively

Share subscription receivable                                       -
Additional paid-in capital                                  1,747,092
Retained deficit                                           (2,022,231)
Total Stockholders' Deficit                                  (273,412)

Total Liabilities And Stockholders' Deficit                    65,020

The accompanying notes are an integral part of these financial statements

                      WORLD-AM COMMUNICATIONS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                                    Three months ended
                                                         March 31
                                                   2001               2000

Revenues:                                          32,350           27,097
Cost Of Goods Sold                                    818            1,795
Gross Profit                                       31,532           25,302

Operating Expenses:
Sales and Marketing                                     -            3,453
General and Administrative                         67,344           59,095
Total Operating Expenses                           67,344           62,548

Net Loss from Operations                          (35,812)          (37,246)

Other Income/Expenses
Other income                                            -                 -
Other expenses                                          -                 -
Total                                                   -                 -

Net (Loss)                                        (35,812)          (37,246)

Weighted average number of
shares outstanding                             13,227,233           512,975

Net Loss Per Share                                 (0.002)            (0.07)

The accompanying notes are an integral part of these financial statements

                        WORLD-AM COMMUNICATIONS, INC.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                    Three months ended
                                                         March 31
                                                   2001               2000

Cash Flows From Operating Activities:
Net (Loss)                                          (35,812)       (37,246)

Adjustments to reconcile net
loss to net cash used in operating
activities:
Depreciation and amortization                             -            577
Stock issued for services                             1,212              -

Changes in assets and liabilities:
Decrease (Increase) in accounts receivable           10,841        (39,548)
Decrease (Increase) in inventory                      3,777        (22,012)
Increase in accounts payable                          4,985        (38,446)
Increase in payroll liabilities                      15,188         19,643
(Decrease) in accrued expenses                        1,577          8,271
                                                     37,580        (71,515)

Net Cash Used in Operating Activities                 1,768       (108,761)

Cash Flow From Investing Activities:
Purchase of equipment                               (13,580)        (1,497)
Net Cash Used In Investing Activities               (13,580)        (1,497)

Cash Flow From Financing Activities:
Proceeds from issuance of common stock                    -        106,000
Proceeds from notes payable                           8,207         23,250

Net Cash Provided By Financing Activities             8,207        129,250

(Decrease) Increase in Cash                          (3,605)        18,992

Cash and Cash Equivalents -
Beginning of period                                   3,605              -

Cash and Cash Equivalents - End
of period                                                 -         18,992

Supplemental Cash Flow Information:
Interest paid                                             -              -
Taxes paid                                                -              -

The accompanying notes are an integral part of these financial statements

                        WORLD-AM COMMUNICATIONS, INC.
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

1.  Presentation of Interim Information

In the opinion of the management of World-Am Communications, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2001 and the results of operations and cash flows for the three months ended March 31, 2001 and 2000. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2000.

ITEM 2.  PLAN OF OPERATION.

The following discussion should be read in conjunction with the financial statements of the Registrant and notes thereto contained elsewhere in this report.

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

The Registrant believes that the "Transparent Security" products already developed and those currently under development represent a major new segment in the future growth of security product marketing industry.

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

(c) The Registrant has entered into an agreement to provide a Model 644 Access Control Portal for evaluation by the internal security personnel of a major U. S. based electronics manufacturer. This portal will integrate one of the "Transparent Security" products, an optical product designed to provide passage control with minimal physical barrier infrastructure, while employing this new high-level optical technology. If the evaluation is favorable, the Registrant believes this manufacturer may purchase several similar units for installation in their multiple facilities.

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

(f) In January 2001, the Registrant adopted a Non-Employee Directors and Consultants Retainer Stock Plan. This plan was adopted to permit the Registrant to engage the services of consultants for the purposes of helping to further develop and implement the Registrant's plan. In addition, the Registrant will utilize certain consultants to redesign the corporate identity package. This includes new logo(s), graphic design, letterhead and other corporate communications. It also is anticipated that the Registrant will incorporate the new identity and graphic design changes on the corporate Internet Web Site. The Registrant is also considering utilizing the services of a lobbyist to introduce the Registrant and its products to more governmental clients. The payment of consultants with the stock of the Registrant aids in conservation of working capital for operational needs.

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

Recent Developments.

During the first quarter of 2001, the Registrant has continued to expand its dealer network, both nationally and internationally with the addition of Geovox Security, Inc., a Texas based dealer specializing in correctional facilities, and the final negotiation of a master dealership with a U.S. based, Turkish Security dealer network. Discussions are also being held with other dealer candidates leading to signed agreements in the second quarter of 2001.

In addition, negotiations were successfully concluded with ADI, a division of Pittway Corporation, for a supplier agreement covering the sales of Isotec products throughout their national sales organization. Initial orders are expected in the second quarter of 2001.

The Registrant in this period has continued to develop products in its line of "Transparent Security?" monitoring and access devices with the delivery of the first pre-production unit of its door frame, thin line, weapons/metal detector. A second such unit will be delivered and featured at the Forced Protection Equipment
Demonstration show in Quantico, VA.

The Registrant is continuing its efforts to acquire the necessary funding for growth and is in discussions with several parties to that end. Likewise the Registrant is actively pursuing a new investor relations and public relations firm based upon proposals received.

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

(b)  Limited Revenues and Operating Profits.

The Registrant has had limited revenue and no income to date (net loss of $137,696 for the six-month period ended December 31, 1999, a net loss of $487,710 for the fiscal year ended December 31, 2000, and a net loss of $35,812 for the three months ended March 31, 2001). The future growth and profitability of the Registrant will be principally dependent upon its ability to successfully development its plan of business and market its products. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by new product introductions.

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

(h)  Success of the Registrant Dependent on Management.

The Registrant's success is dependent upon the hiring of key administrative personnel. None of the Registrant's officers, directors, and key employees has an employment agreement with the Registrant; therefore, there can be no assurance that these personnel will remain employed by the Registrant. Should any of these individuals cease to be affiliated with the Registrant for any reason before qualified replacements could be found, there could be material adverse effects on the Registrant's business and prospects.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

There were no sales of unregistered securities in the quarter ended March 31, 2001.

Use of Proceeds.

Not applicable.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K were filed during the first quarter of the fiscal year covered by this Form 10-QSB.

                                 SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          World Am Communications, Inc.



Dated: May 18, 2001                       By: /s/ James H. Alexander
                                          James H. Alexander, President

                                  EXHIBIT INDEX

Exhibit                           Description
No.
2.1 Agreement and Plan of Merger between the Registrant and Allmon Corporation, dated May 11, 2000 (incorporated by reference to Exhibit 2.1 of the Form 8-K12g-3 filed on May 16, 2000).

2.2     Stock Purchase Agreement between the Registrant, Isotec,
        Incorporated, and selling shareholders, dated February 22, 2000 (see below).

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

3.6     Bylaws, dated May 15, 2000 (incorporated by reference to
        Exhibit 3.2 of the Registration Statement on Form SB-2/A filed on July 22, 1999).

4.1     Employee Stock Incentive Plan, dated January 22, 2001
       (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on January 29, 2001).

4.2 Non-Employee Directors and Consultants Retainer Stock Plan, dated January 5, 2001 (incorporated by reference to Exhibit
        4.2 of the Form S-8 filed on January 29, 2001).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 2, 2001).

                                    EX-2.2

                          STOCK PURCHASE AGREEMENT


AGREEMENT, dated as of the 22nd day of February, 2000 by among each of YT2k, Ltd., a Colorado limited liability company, James Alexander, Paul Labarile, CAMP Trust, Harsh Development LLC, (the "Selling Shareholders") and Isotec, Incorporated, (the "Company" or "Isotec"), the Shareholders being hereinafter separately called the "Selling Shareholder" and collectively called "Selling Shareholders') and World Am Communications, Inc. a Florida corporation ("World") or ("Buyer").

                                      WITNESSETH:

WHEREAS, the Selling Shareholders are the owners of all of the shares of Isotec and the underlying assets being acquired herein; and

WHEREAS, Buyer is a publicly registered, trading and non-reporting company; and

WHEREAS, the Company is principally engaged in the business of designing, creating, interfacing, managing and marketing secure portal or entrance devices and related technologies (the "Business"); and

WHEREAS, the Selling Shareholders wish to sell to Buyer, and Buyer wishes to purchase from the Selling Shareholders, the shares of Isotec, the components, services and know-how of the Selling
Shareholders, all subject to the terms and conditions hereinafter set forth.

NOW, THEREFORE, in consideration of and in reliance upon the covenants, conditions, representations and warranties herein contained, the parties hereto hereby agree as follows:

1.  Purchase and Sale Agreement.

1.1. Agreement of Purchase and Sale. Subject to the terms and conditions set forth in this Agreement and in reliance upon the representations, warranties, covenants and conditions herein contained, on the Execution Date and as adjusted on the Closing Date (as defined in Section 2.1 hereof) the Selling Shareholders shall sell, convey, assign, transfer and deliver to Buyer, and Buyer shall purchase from the Selling Shareholders, the Purchased Shares, free and clear of any and all liens, claims, charges or encumbrances of any nature whatsoever.

1.2. Purchased Shares. As used in this Agreement, the term "Purchased Shares " means all of the shares of Isotec, Incorporated. which shall include, through its Business, its properties and assets employed, used or available for use in the Business, real and personal, tangible and intangible, of every kind and nature, wherever located, as the same shall exist on the Closing Date, including, without limitation, all licenses, equipment, software, know-how and capability of Isotec, Incorporated, including the rights and interests of Isotec under warranties, guarantees, insurance policies, pending or executory contracts and commitments for the purchase or lease of materials, supplies or services in connection with the Business, pending or executory contracts and commitments for the sale or lease of products or services in connection with the Business, and other leases and pending or executory contracts and commitments of any nature relating to the Business; deferred charges, advance payments, prepaid expenses and deposits; rights of offset and credits of all kinds; all other names, brands and marks used in connection with the Business, and all derivatives and combinations thereof; all promotional materials; all research and development relating to the components, materials and systems; new products, new designs, processes or cost reductions which are used or useful or in any way related to or of potential benefit to the Business; telephone numbers listings and rights under governmental and administrative licenses, permits and approvals, (b) specifications, manuals and technical data, trade secrets, discoveries, blueprints, drawings, inventions, designs, patents, improvements, processes, product information and data, shop rights and know-how, and (c) all properties and assets acquired by Isotec, Incorporated after January 4, 2000 for use in the business.

1.3. Assumed Liabilities. None. The liabilities of the Business of Isotec, Incorporated shall remain liabilities of Isotec only.

1.4. Purchase Price. Subject to any adjustment (as defined in Subsection 2.4(c)), the purchase price for the Purchased Assets shall be $1,500,000 (the "Purchase Price"), represented by the issuance of Seventy Four Million Shares of Common Capital Stock of World Am Communications, Inc., based on a per shares valuation of $.0202 cents per share, in exchange for 100% of the issued and outstanding shares of Isotec, representing the aggregate amount of the fair market values of the various categories of such Shares and the underlying Purchased Assets as agreed upon by Buyer and the Selling Shareholders and set forth below (Buyer and the Selling Shareholders each hereby agreeing to report the transaction for tax purposes (federal income or otherwise) on a basis consistent therewith), increased or decreased in accordance with any Adjustment.

1.5 Investment Intent. The Selling Shareholders represent and warrant that they are acquiring the World Am Communications, Inc. Shares for investment purposes only and not with an intent to re-sell the same. The Selling Shareholders shall execute their investment letter to WORLD as part of the closing of this sale. The Selling Shareholders acknowledge and understand that the WORLD shares which are being issued to them are unregistered securities and will bear a restrictive legend upon issuance. No sale or other disposition of these shares will be allowed except upon the establishment of an exemption from the registration provisions of the Securities Act of 19933 (the" Act") or by registration.

2.  Closing

2.1. Closing Date. The closing of the sale and purchase provided for herein (the "Closing") shall take place at 10:00 A.M., local time, at the offices of World on or before January 30, 2000 or at such other place, time and date as may hereafter be mutually agreed upon by the parties (such time and date of Closing being hereinafter called the "Closing Date"). The execution date shall be the date of execution of this Agreement.

2.2. Action by Buyer. Subject to the terms and conditions herein contained, on the Execution date of this Agreement Buyer shall deliver to the Selling Shareholders (in addition to the documents and instruments to be delivered by it pursuant to Articles 3 and 9 hereof):

(a) the Purchase Price for the Purchased Assets plus or minus any Adjustment in cash;

(b) delivery of seventy four million (74,000,000) shares of restricted common capital stock of World based upon an agreed upon value of $.0202 per share;

2.3. Action by the Selling Individual and Selling Shareholders. Subject to the terms and conditions herein contained, on the Execution Date and Closing Date the Selling Individual and/ or the Selling Shareholders, as the case may be, shall deliver to Buyer (in addition to the documents and instruments to be delivered by it pursuant to Articles 3 and 8 hereof):

(a) a duly executed stock power, signature guaranteed representing all shares and ownership interests in Isotec and a assignment of the license attached hereto and made a part hereof on the execution date;

(b) all such warranties and licenses necessary to operate the equipment and software as of the execution date;

(c) other lease assignments, certificates of title; patent, trademark, trade name and copyright assignments (in form suitable for recording in the United States Patent and Trademark Office and in the comparable offices of all relevant foreign jurisdiction) and other instruments of transfer; and

(d) all third party consents and governmental and administrative approvals, as shall be, in the opinion of Buyer, necessary or appropriate in order to convey, transfer and assign to and vest in Buyer good and marketable right, title and interest in and to the Purchased Shares, free and clear of all liens, security interests, claims, charges and encumbrances of any nature whatsoever.

3.  Additional Covenants.

3.1. Further Assurances. The Selling Shareholders, Buyer and each of the Selling Shareholders hereby agrees that it or he shall from time to time after the Closing Date, at its or his sole cost and expense, take any and all actions, and execute, acknowledge, deliver, file and/ or record any and all documents and instruments, as any other party may reasonably request in order to more fully perfect the rights which are intended to be granted to such party hereunder.

3.2. Non-Assignable Contracts. Anything in this Agreement contained to the contrary notwithstanding, nothing in this Agreement shall be construed as an attempt to assign (a) any contract or agreement that is at law non-assignable without the consent of the other party thereto and as to which such consent shall not have been given, or (b) any contract or agreement as to which all the remedies for the enforcement thereof and the rights thereunder enjoyed by the Selling Shareholders would not, as a matter of law, pass to Buyer as an incident of the assignments provided for by this Agreement. In order, however , that the full value of every contract and agreement of the character described in clauses (a) and (b) of the immediately preceding sentence and all claims and demands relating to such contracts and agreements may be realized, the Selling Shareholders hereby agree with Buyer that they will, at their sole cost and expense, at the request and under the direction of Buyer , in the name of the Selling Shareholders or otherwise, as Buyer shall specify and as shall be permitted by law, take all such action and do or cause to be done all such things as shall be, in the opinion of Buyer, necessary or desirable (i) in order that the rights and benefits of the Selling Shareholders under such contracts and agreements shall be preserved and (ii) for, and to facilitate, the collection of the monies, services or warranties due and payable, and to become due and payable, to the Selling Shareholders in and under every such contract and agreement, and the Selling Shareholders will hold the same for the benefit of and will pay the same, when received, to Buyer.

3.3. Investigation. Between the date hereof and the Closing Date Buyer may, directly and through its representatives, make such investigation of the Business and the Purchased Shares and underlying Assets as Buyer deems necessary or advisable, but such investigation shall not affect any of the representations and warranties of the Selling Individual or any of the Selling Shareholders contained herein or in any instrument or document delivered pursuant hereto. In furtherance of the foregoing, Buyer and Buyer's representatives shall have, at all reasonable times after the date hereof, full access to the premises and to the books and records of the Business, and the Selling Shareholders shall furnish to Buyer and its representatives such contracts, purchase orders, invoices, financial and operating data and other information with respect to the Business and the underlying Purchased Assets as Buyer may from time to time reasonably request. Buyer shall use its reasonable efforts not to disclose or use any confidential information that it obtains in connection with the foregoing, except to the extent which it deems to be necessary in order to evaluate the Business. In the event that the purchase and sale transaction provided for herein is not consummated for any reason whatsoever, Buyer shall return to Isotec and the Selling Shareholders all documents, workpapers and other written materials which were obtained by it during the course of such investigation which constitute confidential information.

3.4. Consummation of Transaction. Each of the parties hereto hereby agrees to use his or its best efforts to cause all conditions precedent to his or its obligations and to the obligations of the other parties hereto to consummate the transactions contemplated hereby to be satisfied, including, but not limited to, using his or its best efforts to obtain all required consents, waivers, amendments, modifications, approvals, authorizations, novations and licenses;
provided, however, that nothing herein contained shall be deemed to modify any of the obligations imposed upon any of the parties hereto under this Agreement or any agreement executed and delivered pursuant hereto.

3.5. Cooperation. Each of the parties hereto hereby agrees to fully cooperate with the other parties hereto in preparing and filing any notices, applications, reports and other instruments and documents which are required by, or which are desirable in the opinion of any of the parties hereto in respect of, any statute, rule, regulation or order of any governmental or administrative body in connection with the transactions contemplated hereby.

3.6. Accuracy of Representations. Each party hereto agrees that prior to the Closing Date he or it will enter into no transaction and take no action, and will use his or its best efforts to prevent the occurrence of any event, which would. result in any of his or its representations, warranties or covenants contained in this Agreement or in any agreement, document or instrument delivered pursuant hereto not to be true and correct, or not to be performed as contemplated, at and as of the time immediately after the occurrence of such transaction or event.

3.7. Conduct of Business. Isotec and the Selling Shareholders covenant and agree, and each of the Selling Shareholders covenants and agrees to use his or their best efforts to cause Isotec to conduct its and their Business operations during the period from the date hereof to the Closing Date only in the ordinary course of business and in a manner consistent with the equipment lists and criteria previously provided to Buyer and in compliance with applicable laws, except pursuant to the terms hereof or unless World shall otherwise agree in writing; and the Selling Shareholders shall use their best efforts to, preserve intact and to maintain and preserve the Business and its underlying Purchased Assets, to keep available the services of the respective employees and consultants of Isotec and to preserve the present goodwill of Isotec and the Selling Shareholders and its relationships with customers, suppliers and other persons with whom it has business relations. By way of illustration and not limitation, neither Isotec nor the Selling Shareholders nor any Selling Stockholder shall, between the date hereof and the Closing Date, directly or indirectly do, or propose or commit to do, any of the following without the prior written consent of World:

(a) except as set forth on Schedule 3.7(b), and to the extent required under existing written agreements as in effect on the date of this Agreement, (i) increase the compensation or fringe benefits of any of their employees, (ii) enter into employment arrangements, with any other employee of the Selling Shareholders involving compensation in excess of $25,000, (iii) establish, adopt, enter into or amend or terminate any written agreement or other plan, agreement, trust, fund, policy or arrangement for the benefit of any employees or (iv) notwithstanding any agreement to the contrary , pay any bonus, salary or compensation to any of the Shareholders of the Selling Shareholders;

(b) sell, lease, license, mortgage or otherwise encumber or subject to any lien or otherwise dispose of any of the Purchased
Assets;

(c) incur any indebtedness for borrowed money or guarantee any such indebtedness of another person, issue or sell any debt securities or warrants or other rights to acquire any debt securities of the Selling Shareholders, guarantee any debt of another person, or enter into any arrangement having the economic effect of any of the foregoing;

(d) authorize or permit any of Isotec's employees or any investment banker, financial advisor, attorney, accountant or other representative, to solicit, initiate or encourage (including by way of furnishing information) or take any other action to facilitate, any inquiries or the making of any proposal which constitutes, or may reasonably be expected to lead to an agreement or a mutual understanding as to terms or the execution of a letter of intent or definitive agreement or publicly announced agreement in principle with regard to a transaction or series of transactions with a party other than World, which transactions relate to the sale or other disposition of the shares, assets or business of the Selling Shareholders or any other financing, stock repurchase, restructuring (including any merger or consolidation involving the Selling Shareholders) , stock issuance or similar transaction (other than in the ordinary course of business) which causes the Selling Shareholders or the Selling Shareholders not to consummate any of the transactions contemplated by this Agreement.

3.8. Use of Names. At the Closing Isotec and the Selling Shareholders shall, at their cost and expense, take such other action as is necessary or is in the opinion of Buyer desirable so that Buyer will have full and exclusive right, title and interest in and to, and exclusive use of, all of the names, brands and marks used in connection with the Business, including, without limitation, the name "Isotec". In furtherance of the foregoing, the Selling Shareholders hereby agree from and after the Closing Date they shall not use or permit any of their companies or affiliates to use, directly or indirectly, any of such words, names, brands, marks or expressions, or anything so closely resembling any of the foregoing as to be likely confused therewith, or as to be likely to detract from the value of any of the underlying Purchased Assets or the Business.

3.9. Waiver of Compliance with Bulk Transfer. With respect to the transactions contemplated by this Agreement, Buyer and the Selling Shareholders hereby waive compliance with any applicable provisions of the so-called "bulk transfer laws" (Article 6 of the Uniform Commercial Code) of any relevant jurisdiction. Each of the Selling Shareholders hereby agrees to indemnify and hold Buyer harmless from and against any and all losses, liabilities, claims, damages, costs and expenses (including reasonable attorneys, fees and disbursements) which Buyer may sustain, suffer or incur as a result of or in connection with such "bulk transfer laws" or the waiver hereby of compliance therewith.

3.10.  Payment of Taxes Upon Transfer of Purchased Assets.
The Selling Shareholders shall be responsible for, and shall pay, any and all sales, use, purchase, transfer and similar taxes (real estate or otherwise), and any and all filing, recording, registration and similar fees, arising out of the transactions contemplated by this Agreement.

3.11. Survival of Representations and Warranties. Each of the parties hereto hereby agrees that all representations and warranties made by or on behalf of him or it in this Agreement or in any document or instrument delivered pursuant hereto shall survive for a period of three (3) years following the Closing Date and the consummation of the transactions contemplated hereby, except with respect to the representation and warranties set forth in Sections 4 which shall survive for the applicable statute of limitation periods.

3.12. Books and Records. The Selling Shareholders shall, for a period of at least seven (7) years following the Closing Date, maintain and make available to Buyer and its representatives for inspection and reproduction, during regular business hours, all books and records relating to the Purchased Assets, and the Business. Buyer shall, for a period of at least seven (7) years following the Closing Date, maintain and make available to the Selling Shareholders and their representatives for inspection and reproduction, during regular business hours, all books and records relating to the underlying Purchased Assets, the Business, but only insofar as said books and records relate to periods ending on or prior to the Closing Date.

3.13. Discharge of Liens. The Selling Shareholders shall cause all liens, claims, charges and encumbrances upon any of the Purchased Shares to be terminated or otherwise discharged at or prior to the Closing.

3.14.  Products Liability Insurance.  On or prior to the
Closing Date, Isotec shall, at its expense, cause Buyer to be named as an additional insured under such products liability insurance policies as in effect on the Closing Date, if any. The Selling Shareholders shall provide Buyer with a copy of said policies at the Closing, together with the written agreements of the insurers that said policies will not be modified or canceled without at least 30 day's prior written notice to Buyer.

3.15. Employment Agreement. At the Closing, Buyer shall enter into an employment contract with Paul Labarile in substantially the form of Exhibit D attached hereto (the "Employment Agreement").

4. Representations and Warranties as to Each Selling Individual and the Selling Shareholders. Each of the Selling Shareholders jointly and severally represent and warrant to Buyer as follows:

4.1. Ownership and Power. The Selling Shareholders own the shares of Isotec without limitation, lien or restriction thereon. There are no options, rights, or other claims or rights to ownership of Isotec shares except as disclosed on Exhibit 4.1 hereto. Isotec has full power and authority to own, lease and operate the underlying purchased assets, the business and to carry on its business as presently contemplated and as provided in the marketplace. There are no states or jurisdictions in which the character and location of any of the equipment or properties owned or leased by Isotec, or the conduct of its business, makes it necessary for it to qualify to do business as a foreign corporation.

4.2. Fair Market Value. The fair market value of the purchased assets is One Million Five Hundred Thousand U.S. Dollars ($1,500,000).
All shares being sold to Buyer herein hereto have been duly and validly purchased and are fully paid for with no claim or lien or set-off.

4.3. Authority. The execution and delivery by the Selling Shareholders of this Agreement and of all of the agreements to be executed and delivered by them pursuant hereto, the performance by them of their obligations hereunder and thereunder, and the consummation of the transactions contemplated hereby and thereby, have been duly and validly authorized by all necessary action on the part of the Selling Shareholders, and the Selling Shareholders have all necessary power with respect thereto. This Agreement is, and when executed and delivered by the Selling Individual and the Selling Shareholders (to the extent that they are parties thereto) each of the other agreements to be delivered by any or all of them pursuant hereto will be, the valid and binding obligation of the Selling Individual and the Selling Shareholders (to the extent that they are parties thereto) in accordance with its terms.

4.4. Non-contravention. Except as set forth on Schedule 4.4 neither the execution and delivery by any Selling Shareholder or any of the Selling Shareholders of this Agreement or of any agreement to be executed and delivered by any or all of them pursuant hereto, nor the consummation of any of the transactions contemplated hereby or thereby, nor the performance by any of them of any of their respective obligations hereunder or thereunder, will (nor with the giving of notice or the lapse of time or both would) (a) conflict with or result in a breach of any provision of any Agreements or Licenses of the Selling Shareholders, or (b) give rise to a default, or any right of termination, cancellation or acceleration, or otherwise be in conflict with or result in a loss of contractual benefits to any of them, under any of the terms, conditions or provisions of any note, bond, mortgage, indenture, license, agreement or other instrument or obligation to which any of them is a party or by which any of them may be bound, or require any consent, approval or notice under the terms of any such document or instrument, or (c) violate any order, writ, injunction, decree, law, statute, rule or regulation of any court or governmental or administrative authority which is applicable to any of them, or (d) result in the creation or imposition of any lien, claim, security interest restriction, charge or encumbrance upon any of the Purchased Shares, or (e) interfere with or otherwise adversely affect the ability of Buyer to carry on the Business after the Closing Date on substantially the same basis as is now contemplated by the Selling Shareholders.

4.5. Absence of Undisclosed Liabilities. Isotec and the Selling Shareholders have no liabilities or obligations of any nature whatsoever, whether accrued, absolute, contingent or otherwise, which have not been (a) in the case of liabilities and obligations of a type customarily reflected on a balance sheet prepared in accordance with GAAP, or (b) in the case of other types of liabilities and obligations, described in any of the Schedules delivered pursuant hereto or omitted from said Schedules in accordance with the terms of this Agreement.

4.6. Shares and Underlying Assets. The Purchased Shares and the Assets of Isotec comprise all of the assets which are necessary in order for Buyer to carry on the proposed Business after the Closing Date on substantially the same basis as is now contemplated by the Selling Shareholders and as represented to the Buyer. The Selling Shareholders have good and valid title to all of the Purchased Shares, free and clear of all mortgages, liens, pledges, charges or encumbrances of any nature whatsoever and Isotec has good and valid title to all of its Assets. All equipment and software which are material to the business, operation or condition (financial or otherwise) of Isotec is in good operating condition and repair, and are suitable for the purposes for which they are used; and none of such equipment, software or systems, when built, will require any specialized repairs except for ordinary , routine maintenance and repairs which are not substantial in nature or cost.

4.7. Litigation. Other than as set forth in Schedule 4.7 there are no claims, suits, actions, arbitration, investigations, inquiry or other proceeding before any governmental agency, court or tribunal, domestic or foreign, or before any private arbitration tribunal, pending or, to the best of the knowledge of the Selling Shareholders, threatened, against or relating to the Selling Shareholders, the-Business or any of the Purchased Assets; nor, is there any basis for any such claim, suit, action, arbitration, investigation, inquiry or other proceeding. There are no judgments, orders, stipulations, injunctions, decrees or awards in effect which relate to the Selling Shareholders, the Business or any of the Purchased Assets, the effect of which is (a) to limit, restrict, regulate, enjoin or prohibit any business practice in any area, or the acquisition of any properties, assets or businesses, or (b) otherwise materially adverse to the Business or any of the Purchased Shares or underlying Assets.

4.8. No Violation of Law. The Selling Shareholders are not engaging in any activity or omitting to take any action as a result of which (a) it is in violation of any law, rule, regulation, zoning or other ordinance, statute, order, injunction or decree, or any other requirement of any court or governmental or administrative body or agency, applicable to the Selling Shareholders, the Business or any of the Purchased Shares or Assets, including, but not limited to, those relating to: occupational safety and health; environmental and ecological protection (e.g., the use, storage, handling, transport or disposal of pollutants, contaminants or hazardous or toxic materials or wastes, and the exposure of persons thereto); business practices and operations; labor practices; employee benefits; and zoning and other land use, and (b) the Selling Shareholders, the Business and/ or any of the Purchased Assets have been or may be materially and adversely affected.

4.9. Intellectual Property. Schedule 4.9 is a complete and correct list of all (a) United States and foreign patents, trademark and trade name registrations, trademarks and trade names, brand marks and brand name registrations, service-marks and serviceman registrations, assumed names and copyrights and copyright registrations, owned in whole or in part or used by Isotec and/ or the Selling Shareholders for use through Isotec, and all applications therefor, (b) inventions, discoveries, improvements, processes, formulae, proprietary rights and trade secrets relating to the Business, and (c) licenses and other agreements to which the Selling Shareholders is a party or otherwise bound which relate to any of the foregoing. Except as expressly set forth in said Schedule 4.9 (a) the Selling Shareholders owns or has the right to use all of the foregoing; (b) no proceedings have been instituted, are pending or, to the best of the knowledge of the Selling Shareholders are threatened, which challenge the rights of the Selling Shareholders in respect thereto or the validity thereof and, to the best knowledge of the Selling Shareholders, there is no valid basis for any such proceedings; (c) none of the aforesaid violates any laws, statutes, ordinances or regulations, or has at any time infringed upon or violated any rights of others, or is being infringed by others; and
(d) none of the aforesaid is subject to any outstanding order, decree, judgment, stipulation or charge.

4.10. Tax Matters. The Selling Shareholders have filed with the appropriate governmental agencies all tax returns and reports required to be filed by them, and have paid in full or made adequate provision for the payment of, all taxes, interest, penalties, assessments and deficiencies shown to be due or claimed to be due on such tax returns and reports. The United States federal income tax returns of the Isotec has not been examined by the Internal Revenue Service ("the IRS").

4.11 Insurance. Attached hereto as Schedule 4.11 is a complete and correct list and summary description of all policies of insurance relating to any of the underlying Purchased Assets or the Business in which the Selling Shareholders are an insured party, beneficiary or loss payable payee. Such policies are in full force and effect, all premiums due and payable with respect thereto have been paid, and no notice of cancellation or termination has been received by the Selling Shareholders with respect to any such policy. In the opinion of the Selling Shareholders, such policies cover risks normally insured against, and are in amounts normally carried, by companies engaged in similar businesses. The Selling Shareholders has not sustained any material loss or interference with their business from fire, storm, explosion, flood or other casualty, whether or not covered by insurance, or from any labor dispute or court of governmental action, order or decree.

4.12  Employee Arrangements.

(a) Schedule 4.12 is a complete and correct list and summary description of all (i) union, collective bargaining, employment, management, termination and consulting agreements to which the Selling Shareholders is a party or otherwise bound, and
(ii) compensation plans and arrangements; bonus and incentive plans and arrangements; deferred compensation plans and arrangements; pension and retirement plans and arrangements; profit-sharing and thrift plans and arrangements; stock purchase and stock option plans and arrangements; hospitalization and other life, health or disability insurance or reimbursement programs; holiday, sick leave, severance, vacation, tuition reimbursement, personal loan and product purchase discount policies and arrangements; and other plans or arrangements providing for benefits for employees of the Selling Shareholders. Said Schedule also lists the names and compensation of all employees of the Selling Shareholders whose earnings during the last fiscal year was $25,000 or more (including bonuses and other incentive compensation), and all employees who are expected to receive at least said amount in respect of the present year.

(b) Schedule 4.12 also sets forth all outstanding loans and other advances (other than travel advances in the ordinary course of business which do not exceed $1,000 per individual) made by the Selling Shareholders to any of its officers, directors, employees, Shareholders, partners or consultants.

4.13.  Certain Business Matters.  Except as is set forth in
Schedule 4.13 (a) neither Isotec nor the Selling Shareholders is/ are not a party to or bound by any distributorship, dealership, sales agency, franchise or similar agreement which relates to the sale or distribution of any of the products and services of the Business, (b) the product and service warranties given by the Company or by which they are bound (complete and correct copies or descriptions of which are set forth on Schedule 4.13, entail no greater obligations than are customary in the business of the Company, (c) the Company is not a party to or bound by any agreement which limits its freedom to compete in any line of business or with any person, or which is otherwise materially burdensome to it, and (d), Isotec is not a party to or bound by any agreement in which (or any affiliate of any such person) has, or had when made, a direct or indirect material interest.

4.14. Certain Contracts. Schedule 4.14 is a complete and correct list of all contracts, commitments, indentures, mortgages, obligations, agreements and understandings which are not set forth in any other Schedule delivered hereunder and to which Isotec is a party or otherwise bound, except for each of those which (a) was made in the ordinary course of business, and (b) either (i) is terminable by Isotec (and will be terminable by Buyer) without liability, expense or other obligation on 30 days, notice or less, or (ii) may be anticipated to involve aggregate payments to or by Isotec of $10,000 (or the equivalent) or less calculated over the full term thereof, and
(c) is not otherwise material to the Business or any of the underlying Purchased Assets. Complete and correct copies of all contracts, commitments, indentures, mortgages, obligations, agreements and undertakings set forth on any of the Schedules delivered pursuant to this Agreement have been furnished by Isotec to Buyer, and except as expressly stated on the Schedule on which they are set forth, (a) each of them is in full force and effect, no person or entity which is a party thereto or otherwise bound thereby is in default thereunder, and no event, occurrence, condition or act exists which does (or which with the giving of notice or the lapse of time or both would) give rise to a default or right of cancellation, acceleration or loss of contractual benefits thereunder; (b) there has been no threatened cancellations thereof, and there are no outstanding disputes thereunder; and (c) none of them is materially burdensome to the Company. None of the material provisions of such contracts, instruments or agreements violates any existing applicable law, rule, regulation, judgment, order or decree of any governmental agency or court having jurisdiction over the Business or the underlying Purchased Assets.

4.15. Approvals. Schedule 4.15 is a complete and correct list of all governmental, administrative and third-party consents, permits, appointments, approvals, licenses, certificates, franchises and other authorizations which, are necessary for the operation of the Business or to own or operate Isotec and the underlying Purchased Assets, all of which have been obtained by Isotec and/ or the Selling Shareholders and are in full force and effect. There are no proceedings pending or, to the best of the Selling Shareholders' knowledge, threatened, or any basis therefor, seeking to cancel, terminate or limit such consents, permits, appointments, approvals, licenses, certificates, franchises or other authorizations.

4.16. Information as to the Selling Shareholders. None of the representations or warranties made by the Selling Shareholders or any of the Selling Shareholders in this Agreement or in any agreement executed and delivered by or on behalf of any of them pursuant hereto are false or misleading with respect to any material fact, or omit to state any material fact necessary in order to make the statements therein contained not misleading.

5. Representations and Warranties as to Buyer. World represents and warrants to the Selling Shareholders as follows:

5.1. Organization. Standing and Power. World is a Florida corporation duly organized, validly existing and in good standing under the laws of the State of Florida, with full corporate power and authority to own, lease and operate its properties and to carry on its business as presently conducted by it. As of January 1, 2000, World has 500,000,000 common shares authorized, of which 114,228,200 are issued and outstanding. All shares are fully paid and non-assessable. World shall effect a reverse split of its shares and W. C. Entertainment Inc. shall cancel that portion of its shares to the effect that at the closing of the transaction, World will have not more than 7,000,000 shares issued and outstanding on a fully diluted basis, plus shares held in trust for liabilities.

5.2. Authority. The execution and delivery by World of this Agreement and of each agreement to be executed and delivered by it pursuant hereto, the compliance by World with the provisions hereof and thereof, and the consummation of the transactions contemplated hereby and thereby, have been duly and validly authorized by all necessary corporate action on the part of World and World has all necessary corporate power with respect thereto. This Agreement is, and when executed and delivered by World each other agreement to be executed and delivered by either or both of them pursuant hereto will be, the valid and binding obligation of World, as applicable, in accordance with its terms. Neither the execution and delivery by World of this Agreement or of any of the aforementioned other agreements, nor the consummation of the transactions contemplated hereby or thereby, nor the compliance by World with the provisions hereof and thereof, will (nor with the giving of notice or the lapse of time or both, would) conflict with or result in a violation of any provision of the Certificates of Incorporation or By-laws of either World, or in the breach of any material agreement to which World is a party or otherwise bound.

6.  Indemnification.

6.1. Indemnification by the Selling Shareholders and the Selling Stockholders. The Selling Shareholders and each Selling Stockholders, jointly and severally, indemnify and hold World harmless from and against any and all losses, obligations, deficiencies, liabilities, claims, damages, costs and expenses including, without limitation, the amount of any settlement entered into pursuant hereto, and all reasonable legal and other expenses incurred in connection with the investigation, prosecution or defense of any matter indemnified pursuant hereto (a "Loss") which Loss World and/or Buyer may sustain, suffer or incur and which arise out of, are caused by, relate to, or result or occur from or in connection with (a) liabilities other than the Assumed Liabilities, (b) the noncompliance with any applicable bulk transfer laws of any jurisdiction, or (c) the breach by the Selling Shareholders or any of the Selling Shareholders of any representation, warranty or covenant made by him or it in this Agreement or in any agreement or instrument executed and delivered pursuant hereto. This indemnification obligation shall also apply to claims directly by World against the Selling Shareholders and/ or the Selling Stockholders as well as to third party claims.

6.2. Indemnification by Buyer. Buyer indemnities and holds the Selling Shareholders and the Selling Shareholders harmless from and against any Loss, which Loss any of them may sustain, suffer or incur and which arise out of, are caused by, relate to, or result or occur from or in connection with (a) the Assumed Liabilities or (b) the breach by Buyer of any representation, warranty or covenant made by it in this Agreement or in any agreement or instrument executed and delivered pursuant hereto. This indemnification obligation shall also apply to claims directly by the Selling Shareholders and/ or the Selling Shareholders against Buyer as well as to third party claims.

6.3. Third Party Claims. If a claim by a third party is made against any party or parties hereto and the party or parties against whom said claim is made intends to seek indemnification with respect thereto under this Article 6, the party or parties seeking such indemnification shall promptly notify the indemnifying party or parties, in writing, of such claim; provided, however, that the failure to give such notice shall not affect the rights of the indemnified party or parties hereunder unless such failure materially and adversely affects the indemnifying party or parties. The indemnifying party or parties shall have ten days after said notice is given to elect, by written notice given to the indemnified party or parties, to undertake, conduct and control, through counsel of their own choosing (subject to the consent of the indemnified party or parties, such consent not to be unreasonably withheld) and at their sole risk and expense, the good faith settlement or defense of such claim, and the indemnified party or parties shall cooperate with-the indemnifying parties in connection therewith; provided: (i) in the case of the Selling Shareholders and/ or any of the Selling Shareholders as the indemnifying party or parties, it or they shall not thereby permit to exist any lien, encumbrance or other adverse change upon any of the Purchased Assets, Buyer or the Business, and
(ii) the indemnified party or parties shall be entitled to participate in such settlement or defense through counsel chosen by the indemnified party or parties, provided that the fees and expenses of such counsel shall be borne by the indemnified party or parties. So long as the indemnifying party or parties are contesting any such claim in good faith, the indemnified party or parties shall not payor settle any such claim; provided, however, that notwithstanding the foregoing, the indemnified party or parties shall have the right to payor settle any such claim at any time, provided that in such event they shall waive any right of indemnification therefor by the indemnifying party or parties, If the indemnifying parties do not make a timely election to undertake the good faith defense or settlement of the claim as aforesaid, or if the indemnifying parties fail to proceed with the good faith defense or settlement of the matter after making such election, then, in either such event, the indemnified party or parties shall have the right to contest, settle or compromise the claim at their exclusive discretion, at the risk and expense of the indemnifying parties to the full extent set forth in Sections 6.1 or
6.2 hereof, as the case may be.

7.  Non-disclosure; Non-compete.

7 .1.  "Confidential Information" Defined.  As used in this
Article 7, the term "Confidential Information" shall mean any and all information (oral and written) relating to the Business or the Purchased Assets, other than such information which can be shown by the Selling Shareholders to be in the public domain (such information not being deemed to be in the public domain merely because it is embraced by more general information which is in the public domain) other than as the result of a breach of the provisions of Section 7.2 below, including, but not limited to, information relating to: identity and description of goods and services used; purchasing; costs; pricing; machinery and equipment; manufacturing processes; technology; research; test procedures and results; customers and prospects; marketing; and selling and servicing.

7 .2.  Non-disclosure of Confidential Information.  The
Selling Shareholders and each of the Selling Shareholders hereby agrees not to, at any time, directly or indirectly, use, communicate, disclose or disseminate any Confidential Information in any manner whatsoever

7 .3. Non-compete Covenant. Except as otherwise provided in the Employment Agreements, the Selling Shareholders and each of the Selling Shareholders shall not, during the six month period commencing on the Closing Date, directly or indirectly, within any county (or adjacent counties) in any state or Canadian province in which Isotec is engaged in the Business, (a) engage or become interested in any entity (whether as owner , manager, operator, licensor, licensee, lender, partner, stockholder, joint venturer, employee, consultant or otherwise) sells, distributes or otherwise deals with any products (or similar or competitive products) which are currently or at the expiration of the six month period are manufactured, sold, distributed or otherwise dealt with by Isotec, or (b) take any other action which constitutes an interference with or a disruption of Buyer's operation of the Business or Buyer's use, ownership and enjoyment of the Business of Isotec including, without limitation, the solicitations of Isotec's customers, [Notwithstanding the foregoing, the Selling Shareholders and each Selling Stockholder shall be permitted to own not more than 10% of any class of securities which is registered under the Securities Exchange Act of 1934, as amended; provided, however, that said limitation shall apply to the aggregate holdings of any Selling Stockholder or the Selling Shareholders, as the case may be, and those of all other persons and entities with whom he or it has agreed to act for the purpose of acquiring, holding, voting or disposing of such securities. Further, such limitation shall not apply to Harsh Development LLC in any manner.

For purposes of clarification, but not of limitation, the Selling Shareholders and each of the Selling Shareholders hereby acknowledges and agrees that the provisions of this Section 7.3 shall serve as a prohibition against him or it, during the period described therein, directly or indirectly, hiring, offering to hire, enticing away or in any other manner persuading or attempting to persuade any officer, employee, agent, lessor, lessee, licensor, licensee, customer, prospective customer or supplier of the Business to discontinue or alter his or its relationship with the Business.

7 .4. Injunctive Relief. etc. The parties hereto hereby acknowledge and agree that (a) Buyer and World would be irreparably injured in the event of a breach by the Selling Individual or any of the Selling Shareholders of any of his or its obligations under this
Article 7 with respect to unauthorized disclosure of Confidential Information or engaging in activities in violation of Section 7.3, (b) monetary damages would not be an adequate remedy for any such breach, and (c) Buyer shall be entitled to injunctive relief, in addition to any other remedy which it may have, in the event of any such breach. It is hereby also agreed that the existence of any claims which the Selling Shareholders or any of the Selling Shareholders may have against Buyer, whether under this Agreement or otherwise, shall not be a defense to the enforcement by Buyer of any of its rights under this
Article 7.

7.5. Scope of Restriction. It is the intent of the parties hereto that the covenants contained in this Article 7 shall be enforced to the fullest extent permissible under the laws of and public policies of each jurisdiction in which enforcement is sought (the Selling Shareholders and the Selling Shareholders hereby acknowledging that said restrictions are reasonably necessary for the protection of Buyer). Accordingly, it is hereby agreed that if anyone or more of the provisions of this Article 7 shall be adjudicated to be invalid or unenforceable for any reason whatsoever, said provision shall be (only with respect to the operation thereof in the particular jurisdiction in which such adjudication is made) construed by limiting and reducing it so as to be enforceable to the extent permissible.

7.6.  Additional Undertakings.  The provisions of this
Article 7 shall be in addition to, and not in lieu of, any other obligations with respect to the subject matter hereof, whether arising as a matter of contract, by law or otherwise, including, but not limited to, any obligations which may be contained in any employment or consulting agreements between Buyer and any of the Selling Shareholders.

8. Right of World to Abandon. World shall have the right to terminate this Agreement and abandon the transactions contemplated hereby in the event that any of the following shall not be true or shall not have occurred, as the case may be, as of the Closing Date:

8.1. Accuracy of Representations and Warranties. The representations and warranties of the Selling Shareholders and the Selling Shareholders contained in this Agreement or in any document, agreement or instrument delivered by any or all of them pursuant hereto shall have been true when made, and, in addition, shall be true on and as of the Closing Date with the same force and effect as though made on and as of the Closing Date.

8.2. Performance of Agreements. The Selling Shareholders and the Selling Shareholders shall have performed all obligations and agreements, and complied with all covenants and conditions, contained in this Agreement or in any document, agreement or instrument delivered by any or all of them pursuant hereto and required to be performed or complied with by any or all of them at or prior to the Closing Date.

8.3. Certificate. The Selling Individual and the Selling Shareholders shall have each furnished Buyer with a certificate or certificates (executed, on behalf of the Selling Shareholders, by its President), dated the Closing Date, to the effect that he or it has fulfilled the conditions specified in Sections 8.1 and 8.2 above.

8.4. Opinion of Counsel for the Selling Shareholders. Buyer shall have received an opinion of Thomas F. Pierson, P.C., counsel for the Selling Shareholders, dated the Closing Date, in substantially the form of Exhibit E attached hereto and made a part hereof.

8.5. Litigation. No order of any court or administrative agency shall be in effect which restrains or prohibits the transactions contemplated hereby, and no suit, action, inquiry , investigation or proceeding in which it will be, or it is, sought to restrain, prohibit or change the terms of or obtain damages or other relief in connection with this Agreement or any of the transactions contemplated hereby, and which in the judgment of Buyer or World makes it inadvisable to proceed with the consummation of such transactions, shall have been instituted or threatened by any person or entity.

8.6. Consents and Approvals. All consents, waivers, approvals, licenses and authorizations by third parties and governmental and administrative authorities (and all amendments or modifications to existing agreements with third parties) required as a precondition to the performance by the Selling Shareholders of their respective obligations hereunder and under any agreement delivered pursuant hereto, including, without limitation, the consent of Landlord, or which in Buyer's judgment are necessary to continue unimpaired any rights in and to the Purchased Assets which could be impaired by the purchase and sale hereunder, shall have been duly obtained and shall be in full force and effect.

8.7. Date of Consummation. The sale and purchase of the Purchased Assets pursuant hereto shall have been consummated on or prior to January 30, 2000.

8.8. Validity of Transactions. The validity of all transactions contemplated hereby, as well as the form and substance of all agreements, instruments, opinions, certificates and other documents delivered by the Selling Shareholders and the Selling Shareholders pursuant hereto, shall be satisfactory in all material respects to World and its counsel.

8.9. Board Authorization. The approval of this Agreement and all of the transactions contemplated hereby by the Board of Directors of Buyer.

8.10. Due Diligence. Buyer being satisfied that the results of its "due diligence" investigation (as contemplated in Section 3.3 hereof) of the Selling Shareholders' business, liabilities, properties and assets are materially consistent with all of the data, statistics, financial statements, representations, assurances and other information, financial and otherwise relating to the Isotec's business liabilities, properties and assets provided to Buyer by the Selling Shareholders and/or the Selling Shareholders, either orally or in writing, prior to the date of this Agreement.

8.11. Audit of Istoec. Buyers' expert and accountants shall have commenced their financial audit of Isotec and the underlying
Purchased Assets.

8.12. Employment Agreement. Paul Labarile shall have executed the Employment Agreement with Buyer.

8.13. No Material Adverse Changes. Except as otherwise permitted by this Agreement, there shall not have occurred after the date hereof, in the reasonable judgment of Buyer, a material adverse change in the condition or capability of Isotec, the underlying
Purchased Assets or the Business.

9.  Right of the Selling Shareholders to Abandon.  The Selling
Shareholders shall have the right to terminate this Agreement and abandon the transactions contemplated hereby in the event that any of the following shall not be true or shall not have occurred, as the case may be, as of the Closing Date:

9.1. Accuracy of Representations and Warranties. The representations and warranties of World contained in this Agreement or in any document, agreement or instrument delivered by it pursuant hereto shall have been true when made, and, in addition, shall be true on and as of the Closing Date with the same force and effect as though made on and as of the Closing Date.

9.2. Performance of Agreements. World shall have performed all obligations and agreements, and complied with all covenants and conditions, contained in this Agreement or in any document, agreement or instrument delivered by it pursuant hereto and required to be performed or complied with by it at or prior to the Closing Date.

9.3.  Certificate.  Buyer shall have furnished the Selling
Shareholders with a certificate, executed by a responsible executive officer of Buyer, dated the Closing Date, to the effect that it has fulfilled the conditions specified in Sections 9.1 and 9.2 hereof.

9.4.  Opinion of Counsel for Selling Shareholders.  The Selling
Shareholders shall have received an opinion of Richard Anslow, Esq. Counsel for Buyer, dated the Closing Date, in substantially the form of Exhibit F attached hereto and made a part hereof.

9.5. Litigation. No order of any court or administrative agency shall be in effect which restrains or prohibits the transactions contemplated hereby, and no suit, action, inquiry , investigation or proceeding in which it will be, or it is, sought to restrain, prohibit or change the terms of or obtain damages or other relief in connection with this Agreement or any of the transactions contemplated hereby, and which in the judgment of Selling Shareholders makes it inadvisable to proceed with the consummation of such transactions, shall have been instituted or threatened by any person or entity.

9.6. Consents and Approvals. All consents, waivers, approvals, licenses and authorizations by third parties and governmental and administrative authorities (and all amendments and modifications to existing agreements with third parties) required as a precondition to the performance by the Buyer of its obligations hereunder shall have been duly obtained and shall be in full force and effect.

9.7. Date of Consummation. The sale and purchase of the Purchased Assets pursuant hereto shall have been consummated on or prior to January 30, 2000.

9.8. Employment Agreement. Buyer shall have executed the Employment Agreement with Paul Labarile.

10.  Miscellaneous Provisions.

10.1. Effect of Abandonment. In the event that this Agreement is terminated and the transactions contemplated hereby are abandoned pursuant to the terms hereof, this Agreement shall forthwith become wholly void and of no force and effect, except as to the last two sentences of Section 3.3 hereof and Section 10.2 hereof; provided, however, that nothing in this Agreement contained shall be deemed to relieve any party hereto from liability for any breach of this Agreement prior to termination.

10.2. Expenses. Except as otherwise provided in this Agreement, each of the parties hereto shall pay his or its own costs and expenses in connection with this Agreement and the transactions contemplated hereby. For purposes of this Agreement, the expenses of the Selling Shareholders shall be deemed to be the expenses of the Selling Shareholders.

10.3. Execution in Counterparts. This Agreement may be executed in one or more counterparts, and by the different parties hereto in separate counterparts, each of which shall be deemed to be an original but all of which taken together shall constitute one and the same agreement, and shall become effective when one or more counterparts has been signed by each of the parties hereto and delivered to each of the other parties hereto.

10.4. Notices. All notices, requests, demands and other communications hereunder shall be in writing and shall be deemed to have been duly given or made as of the date delivered, if delivered personally, or one (1) business day after having been deposited with courier, if sent by overnight courier or having been sent by telecopy, if sent by telecopy (receipt confirmed), or three (3) business days after having been mailed, if mailed by registered or certified mail, postage prepaid, return receipt requested, as follows:

If to Buyer, to:

World Am Communications, Inc.
2215 High Point Drive
Brandon, Florida 33511
Attn: Robert

Copy to:

Richard J. Anslow, Esq.
Freehold Executive Center
4400 Route 9 South, 2nd Floor
Freehold, N.J. 07728

If to the Selling Shareholders, to:

The addresses listed on Ex. "A" hereto.

Copy to:

Thomas F. Pierson, P.C.
1004 Depot Hill Road, Suite 1E
Broomfield, Colorado 80020
Attn: Thomas F. Pierson, Esq.

or to such other address as any party shall have designated by like notice to the other parties hereto (except that a notice of change of address shall only be effective upon receipt).

10.5. Amendment. This Agreement may only be amended by a written instrument executed by each of the parties hereto.

10.6. Entire Agreement. This Agreement (together with the other agreements and documents being delivered pursuant to or in connection with this Agreement) constitutes the entire agreement of the parties hereto with respect to the subject matter hereof, and supersedes all prior agreements and understandings of the parties, oral and written, with respect to the subject matter hereof.

10.7. Headings. The headings contained herein are for the sole purpose of convenience of reference, and shall not in any way limit or affect the meaning or interpretation of any of the terms or provisions of this Agreement.

10.8.  Assignment.  Prior to the Closing Date, neither this
Agreement nor any rights, interests or obligations hereunder may be assigned (by operation of law or otherwise) by any party hereto without the prior written consent of all of the parties hereto, except that this Agreement may be assigned to a wholly-owned subsidiary of Buyer without the need for such prior consent.

10.9. Binding Effect; Benefits. This Agreement shall inure to the benefit of, and shall be binding upon, the parties hereto and their respective heirs, legal representatives, successors and permitted assigns. Nothing herein contained, express or implied, is intended to confer upon any person other than the parties hereto and their respective heirs, legal representatives, successors and permitted assigns, any rights or remedies under or by reason of this Agreement.

10.10. Waiver, etc. The failure of any of the parties hereto to at any time enforce any of the provisions of this Agreement shall not be deemed or construed to be a waiver of any such provision, nor to in any way affect the validity of this Agreement or any provision hereof or the right of any of the parties hereto to thereafter enforce each and every provision of this Agreement. No waiver of any breach of any of the provisions of this Agreement shall be effective unless set forth in a written instrument executed by the party or parties against whom or which enforcement of such waiver is sought; and no waiver of any such breach shall be construed or deemed to be a waiver of any other or subsequent breach.

10.11. Severability. Any provision of this Agreement which is held by a court of competent jurisdiction to be prohibited or unenforceable in any jurisdictions) shall be, as to such jurisdictions), ineffective to the extent of such prohibition or unenforceability without invalidating the remaining provisions of this Agreement or affecting the validity or enforceability of such provision in any other jurisdiction.

10.12. Announcements. No party hereto shall issue any press release or otherwise divulge the existence of this Agreement or the transactions contemplated hereby without the prior approval of the other parties hereto, except as may be required by applicable law or the applicable rules or regulations of any stock exchange.

10.13. Schedules. The Schedules delivered pursuant to this Agreement are an integral part hereof. Each such Schedule shall be in writing, shall indicate the section.

IN WITNESS WHEREOF, this Agreement has been executed and delivered by the parties hereto as of the date first above written.

WORLD AM COMMUNICATIONS, INC. (Buyer)


By: /s/ Robert Esposito
Robert Esposito, President


ISOTEC, INCORPORATED (Buyer)


By: /s/ James Alexander
James Alexander, President


/s/ Paul Labarile
Paul Labarile, Individual Seller


By: /s/ James Alexander
James Alexander, Individual Seller


EAST EUROPEAN ENTERPRISES, INC.


By: /s/  Richard Muller
Richard Muller


CAMP TRUST

By: /s/  Thomas Pierson, AIF
Richard Muller, AIF


HARSH DEVELOPMENT LLC


By: /s/  M. Harsh
M. Harsh