Form 10QSB
period 2001-06-30
WORLD AM COMMUNICATIONS INC
filed 2001-08-14
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2001
OR

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

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $0.0001 Par Value

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such
filing requirements for the past 90 days.  Yes    X       No  .

As of June 30, 2001, the Registrant had 29,706,294 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No  X.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

ITEM 1.  FINANCIAL STATEMENTS

         CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2001                 3

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND SIX MONTHS ENDED
         JUNE 30, 2001 AND JUNE 30, 2000                                4

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE SIX MONTHS ENDED
         JUNE 30, 2001 AND JUNE 30, 2000                                5

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     8

ITEM 2.  PLAN OF OPERATION                                             14

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                             21

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     21

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               22

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           22

ITEM 5.  OTHER INFORMATION                                             22

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              22

SIGNATURE                                                              23

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
World Am Communications, Inc.
Westminster, Colorado

We have reviewed the accompanying balance sheet of World-Am Communications, Inc. as of June 30, 2001 and the related statements of operations for the three month and six month period ended June 30, 2001 and 2000, and the cash flows for the six months ended June 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 28, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/  Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
August 8, 2001

                         WORLD-AM COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)

                                                                June 30,2001
                                     ASSETS:

Current Assets:
Cash                                                           $        5,769
Accounts receivable                                                     4,571
Inventory                                                                   -
Total Current Assets                                                   10,340

Property and Equipment:
Office equipment and computers                                         50,966
Less accumulated depreciation                                          (3,641)
Property and Equipment, net                                            47,325

Other Assets:
Goodwill - net                                                          8,462
Total Other Assets                                                      8,462

TOTAL ASSETS                                                    $      66,127

                    LIABILITIES AND STOCKHOLDERS'  DEFICIT:

Current Liabilities:
Accounts payable                                                $     183,065
Taxes payable                                                         114,039
Accrued expenses                                                        6,502
Lines of credit                                                         1,103
Note payable - current portion                                         55,621
Total Current Liabilities                                             360,330

Stockholders'  Deficit:
Common stock, $.0001 par value, 500,000,000
shares authorized: 29,706,274 issued and
outstanding at June 30, 2001                                            2,971
Additional paid-in capital                                          1,745,848
Retained deficit                                                   (2,043,022)
Total Stockholders' Deficit                                          (294,203)

TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                    $      66,127

    The accompanying notes are an integral part of these financial statements

                          WORLD-AM COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                      Three months             Six months
                                          Ended                   Ended
                                         June 30                 June 30
                                   2001         2000        2001       2000

Revenues:                           101,035        3,628     133,385    30,725

Cost of Goods Sold                   12,413       10,357      13,231    12,152

Gross Profit                         88,622       (6,729)    120,154    18,573

Operating Expenses:
Sales and Marketing                       -            -           -     3,453
General and Administrative          109,413       62,282     176,757   121,377
Total Operating Expenses            109,413       62,282     176,757   124,830

Net Loss from Operations            (20,791)     (69,011)    (56,603) (106,257)

Other Income/Expenses
Other income                              -            -           -         -
Other expenses                            -       (2,434)          -    (2,434)
                                          -       (2,434)          -    (2,434)

Net (Loss)                          (20,791)     (71,445)    (56,603) (108,691)

Weighted average number of
shares outstanding               21,466,754    1,998,569  16,026,493 1,998,569

Net Loss Per Share                  (0.0001)       (0.04)     (0.003)    (0.05)

   The accompanying notes are an integral part of these financial statements

                           WORLD-AM COMMUNICATIONS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         Six Months Ended
                                                              June 30
                                                       2001             2000

Cash Flows From Operating Activities:
Net (Loss)                                               (56,603)    (108,691)
Adjustments to reconcile net loss to net cash
used in operating activities:
Depreciation and amortization                              1,000            -
Stock issued for services                                  1,212            -
Changes in assets and liabilities:
Decrease (Increase) in accounts receivable                15,719      (15,674)
Decrease (Increase) in inventory                          13,534      (12,745)
Increase in accounts payable                               6,862       41,384
Increase in payroll liabilities                           27,249       25,443
(Decrease) in accrued expenses                             1,577            -
                                                          67,153       38,408

Net Cash Used in Operating Activities                     10,550      (70,283)

Cash Flow From Investing Activities:
Purchase of equipment                                    (24,553)     (24,658)
Net Cash Used In Investing Activities                    (24,553)     (24,658)

Cash Flow From Financing Activities:
Proceeds from issuance of common stock                         -       53,733
Proceeds from notes payable                               16,167       42,101
Net Cash Provided By Financing Activities                 16,167       95,834

(Decrease) Increase in Cash                                2,164          893

Cash and Cash Equivalents - Beginning of period            3,605            -

Cash and Cash Equivalents - End of period                  5,769          893

Supplemental Cash Flow Information:
Interest paid                                                  -            -
Taxes paid                                                     -            -

The accompanying notes are an integral part of these financial statements

                           WORLD-AM COMMUNICATIONS, INC.
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  Presentation of Interim Information

In the opinion of the management of World-Am Communications, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2001, and the results of operations for the three months and six months ended June 30, 2001 and 2000, and cash flows for the six months ended June 30, 2001. Interim results are not necessarily indicative of results for a full year.

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

Twelve Month Plan of Operation.

In the year 2001, the Registrant will be actively pursue several business objectives: corporate growth financing, including but not limited to commercial lines of credit, capital formation activities, combined business ventures, market development, product development, and strategic business development.

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

In the year 2001, the Registrant will focus its attention on the marketing of the existing product line of products and development of "Transparent Security" product line. The Registrant believes the "Transparent Security" product line will be ready for introduction to the market sometime during the second half of 2001.

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

Recent Developments.

During the first quarter of 2001, the Registrant continued to expand its dealer network, both nationally and internationally with the addition of Geovox Security, Inc., a Texas based dealer specializing in correctional facilities, and the signing of a master dealership with a U.S. based, Turkish Security dealer network. The second quarter of 2001 saw further expansion of the dealership network with the addition of the Majestic Companies, promoting school security systems, Remote Video Patrol, suppliers of equipment and video monitoring services; and Kanche & Associates, consultants to the Registrant in the areas of Correctional Facilities and Law Enforcement. Also of note, the Registrant has become a master reseller for Remote Video Patrol.

In the first quarter of this year, negotiations were successfully concluded with ADI, a division of Pittway Corporation, making Isotec a supplier covering the sales of Isotec products throughout their national sales organization. Initial orders were placed in the second quarter of 2001.

Also, during the second quarter, the Registrant manufactured and installed portal systems for the Navy and the Federal Reserve. In addition, the Registrant received over $130,000 in new orders during the month of June, for government, commercial and retail customers.

During this period, the Registrant has made progress with respect to planned acquisitions and/or marketing alliances. The Registrant has entered into a non-binding LOI to acquire a controlling interest in a technology development company whose intellectual property may provide Isotec a proprietary product with multiple applications.

The Registrant in this period has continued to develop products in its line of "Transparent Security" monitoring and access devices with the delivery of the first pre-production unit of its door frame, thin line, weapons/metal detector. A second such unit was delivered and featured at the Forced Protection Equipment Demonstration show in Quantico, VA in the second quarter.

The Registrant continues to pursue acquisition of necessary funding on several fronts and has concluded discussions with one source and is proceeding with two others. The Registrant has selected a new public relations firm and plans to move forward with the relationship during the next reporting period.

Risk Factors in Connection with Plan of Operation.

An investment in the Registrant is subject to a number of risks. Among these risks are the following:

(a) Registrant Has Had Limited Revenue, and Has Had Losses Since Inception and Expects Such Losses to Continue for the Foreseeable Future.

The Registrant has had limited revenue during the last two fiscal years, none in the fiscal year ended December 31, 1999, $65,201 in the fiscal year ended December 31, 2000, and $133,385 in the six months ended June 30, 2001. However, the Registrant has incurred significant operating losses, including a net loss of $137,696 in fiscal 1999, a net loss of $487,710 in fiscal 2000, and a net loss of $56,603 for the six months ended June 30, 2001. At December 31, 2000, the Registrant had an accumulated deficit of $1,986,419; $2,043,022 as of June 30, 2001.

The future growth and profitability of the Registrant will be principally dependent upon its ability to successfully market its products. Accordingly, the Registrant's prospects must be considered in light of the risks, expenses and difficulties frequently encountered in connection with the establishment of a new business in a highly competitive industry, characterized by new product introductions. The Registrant anticipates that it will incur substantial operating expenses in connection with the research, development, and testing of its products and expects these expenses to result in continuing and significant losses until such time as the Registrant is able to achieve adequate revenue levels. There can be no assurance that the Registrant will be able to significantly increase revenues or achieve profitable operations.

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

(b) Registrant Will Need Additional Financing to Implement its Business Plan and Such Financing May Be Unavailable or Too Costly.

The Registrant has sufficient cash flow to meet its operating requirements through 2001, but there can be no assurance the Registrant will continue to meet its cash requirements. However, the current funds available to the Registrant, and the revenues generated by the company, will not be adequate for it to be competitive in the areas in which it intends to operate, and may not be adequate for the Registrant to survive. Therefore, the Registrant will need to raise additional funds in order to fully implement its business plan (up to $1,000,000 over the next twelve months); this will enable the company, among other things, to hire an additional three employees. The Registrant's continued operations therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. There is no assurance that the Registrant will be able to obtain additional funding when needed, or that such funding, if available, can be obtained on terms acceptable to the Registrant. If the Registrant cannot obtain needed funds, it may be forced to curtail or cease its activities. If additional shares were issued to obtain financing, current shareholders may suffer a dilution on their percentage of stock ownership in the Registrant.

(c) There Can Be No Assurance that the Marketplace Will Accept and Utilize Products that May Be Developed by Registrant.

There can be no assurance that any products successfully developed by the Registrant will ever achieve significant market acceptance. The Registrant's products compete with a number of products manufactured and marketed by major e-commerce and technology companies, as well as new products currently under development by such companies and others. The degree of market acceptance of any products developed by the Registrant will depend on a number of factors, including the establishment and demonstration of the efficacy of the product candidates, their potential advantage over alternative methods and reimbursement policies of government and third party payors.
There can be no assurance that the marketplace in general will accept and utilize any products that may be developed by the Registrant or its corporate collaborators. If not accepted, an investor's entire investment maybe lost.

(d) Production of Products May be Affected by Ability to Secure Necessary Materials.

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

(e)  Process of Government Approval of Products May Slow Sales.

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

The Registrant is also subject to numerous federal, state and local laws, regulations and recommendations relating to safe working conditions, manufacturing practices, research and development activities. The Registrant is unable to predict the extent of government regulations which might have an adverse effect on the discovery, development, production and marketing of the Registrant's products. Also, there can be no assurance that the Registrant will not be required to incur significant costs to comply with current or future laws or regulations or that the Registrant will not be adversely affected by the cost of such compliance.

(f) No Assurance of Protection of Proprietary Information May Affect Ability to Compete.

Certain of the Registrant's know-how and proprietary technology may not be patentable. To protect its rights, the Registrant requires management personnel, employees, consultants, and advisors to enter into confidentiality agreements. There is no assurance, however, that these agreements will provide meaningful protection for the Registrant's trade secrets, know-how or other proprietary information in the event of any unauthorized use or disclosure.

(g)  Competition May Affect the Ability to Attract and Retain Customers.

There are inherent difficulties for any new company seeking to enter an established field. The Registrant may experience substantial competition in its efforts to locate and attract customers for its services. Many competitors in the Registrant's field have greater experience, resources, and managerial capabilities than the Registrant and may be in a better position than the Registrant to attract such customers. There are a number of larger companies which may directly compete with the Registrant. Such competition could have a material adverse effect on the Registrant' profitability or viability.

(h) Influence of Other External Factors May Affect Registrant's Ability to Survive.

The security industry in general is a speculative venture necessarily involving some substantial risk. There is no certainty that the expenditures to be made by the Registrant will result in a commercially profitable business. The marketability of its services will be affected by numerous factors beyond the control of the Registrant. These factors include market fluctuations, and the general state of the economy (including the rate of inflation and local economic conditions), which can affect peoples' discretionary spending. Factors which leave less money in the hands of potential customers of the Registrant will likely have an adverse affect on the Registrant. The exact effect of these factors cannot be accurately predicted, but the combination of these factors may result in the Registrant not receiving an adequate, or any, return on invested capital.

(i)  Control of Registrant by Officers and Directors Leave Other
Shareholders with Less Control Over Registrant Matters.

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

(j)  Loss of Any Key Personnel May Affect the Ability of Registrant to
Operate.

The Registrant is dependent upon a relatively small number of key management personnel and key employees and the loss of any of these key management personnel and key employees could have an adverse effect on the
Registrant.   Competition among technical companies for qualified employees is intense, and the ability to retain and attract qualified individuals is critical to the success of the Registrant. Currently, none of such management personnel has an employment agreement with the Registrant. Therefore, there can be no assurance that the Registrant will be able to attract and retain such individuals currently or in the future on acceptable terms, or at all.
In addition, the Registrant does not maintain "key person" life insurance on any officer, employee or consultant of the Registrant.

In addition, all decisions with respect to the management of the Registrant will be made exclusively by the officers and directors of the Registrant. Investors will only have rights associated with shareholder ownership interest rights to make decisions which effect the Registrant. The success of the Registrant, to a large extent, will depend on the quality of the directors and officers of the Registrant. Accordingly, no person should invest in the shares unless he is willing to entrust all aspects of the management of the Registrant to the officers and directors.

(k)  Growth of Registrant Could Affect Management's Ability to Control
Registrant.

The Registrant's future growth, if any, may cause a significant strain on its management, operational, financial and other resources. The Registrant's ability to manage its growth effectively will require it to implement and improve its operational, financial, manufacturing and management information systems and to expand, train, manage and motivate its employees. These demands may require the addition of new management personnel and the development of additional expertise by management. Any increase in resources devoted to research, product development and marketing and sales efforts without a corresponding increase in The Registrant's operational, financial, manufacturing and management information systems could have a material adverse effect on the Registrant's business, financial condition, and results of operations.

(l) Limitations on Liability, and Indemnification, of Directors and Officers May Result in Financial Outlays by Registrant.

The Florida Statutes provide for permissive indemnification of officers and directors and the Registrant may provide indemnification under such provisions. Any limitation on the liability of any director, or indemnification of directors, officer, or employees, could result in substantial expenditures being made by the Registrant in covering any liability of such persons or in indemnifying them.

(m) Potential Conflicts of Interest May Arise With Regard to Other Business Activities of the Directors.

The directors of the Registrant have other business interests to which they devote time. As a result, certain conflicts of interest may arise between the Registrant and the directors which might not be susceptible to resolution. Any potential conflicts of interest will be resolved through exercise by the directors of such judgment as is consistent with their fiduciary duties to the Registrant. It is the intention of management, so as to minimize any potential conflicts of interest, to present first to the board of directors of the Registrant, any proposed investments for its evaluation.

(n) Lack of Cumulative Voting Will Affect a Shareholder's Ability to Elect a Board Member.

Holders of the shares are not entitled to accumulate their votes for the election of directors or otherwise. Accordingly, the holders of a majority of the shares present at a meeting of shareholders will be able to elect all of the directors of the Registrant, and the minority shareholders will not be able to elect a representative to the Registrant's board of directors.

(o)  Absence of Cash Dividends May Affect a Shareholder's Return on His
Investment.

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

(p)  Risk of Low Priced Securities May Affect the Liquidity of Registrant's
Stock.

The Registrant's common stock is subject to the low-priced security or so called "penny stock" rules that impose additional sales practice requirements on broker-dealers who sell such securities. The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure in connection with any trades involving a stock defined as a penny stock (generally, according to recent regulations adopted by the U.S. Securities and Exchange Commission, any equity security that has a market price of less than $5.00 per share, subject to certain exceptions), including the delivery, prior to any penny stock transaction, of a disclosure schedule explaining the penny
stock market and the risks associated therewith.   The regulations governing
low-priced or penny stocks sometimes limit the ability of broker-dealers to sell the Registrant's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

(q) Because of a Limited Public Market for Registrant's Securities, an Investor May Not Be Able to Liquidate the Shares Readily or at All.
Prior to this offering, there has been only a limited public market for the shares of common stock being offered. Since inception of public trading of the Registrant's common stock on the Pink Sheets LLC in February 2000, there has been only a limited public market for the common stock of the Registrant. There can be no assurance that an active trading market will develop or that purchasers of the shares will be able to resell their securities at prices equal to or greater than the respective initial public offering prices.

The market prices for the securities of technology companies have historically been highly volatile. The market has from time to time experienced significant price and volume fluctuations that are unrelated to the operating performance of any particular company. The market price of the shares may be affected significantly by factors such as announcements by the Registrant or its competitors, variations in the Registrant's results of operations, and market conditions in the retail, electron commerce, and internet industries in general. The market price may also be affected by movements in prices of stock in general. As a result of these factors, purchasers of the shares offered hereby may not be able to liquidate an investment in the shares readily or at all.

(r) Failure to Maintain Market Makers by Registrant Could Affect the Stock's Liquidity.

If the Registrant is unable to maintain at least one National
Association of Securities Dealers, Inc. member broker/dealers as a market maker, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Registrant will be able to maintain such market makers.

(s)  Shares Eligible For Future Sale May Result in Dilution to Other
Shareholders.

All of the 7,274,918 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

On May 7, 2001, the Registrant sold 1,224,489 shares of common stock to one accredited investor for a total consideration of $30,000 ($0.0245 per share). This offering was undertaken under Rule 506 of Regulation D by the fact that:

the sale was made to an accredited investor as defined in Rule 502;

the Registrant gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

at a reasonable time prior to the sale of securities, the Registrant advised the purchaser of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

the Registrant exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION.

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

No reports on Form 8-K were filed during the second quarter of the fiscal year covered by this Form 10-QSB.

                                   SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              World Am Communications, Inc.



Dated: August 13, 2001                        By: /s/ James H. Alexander
                                              James H. Alexander, President

                                 EXHIBIT INDEX

Exhibit                          Description
No.

2.1 Agreement and Plan of Merger between the Registrant and Allmon Corporation, dated May 11, 2000 (incorporated by reference to
        Exhibit 2.1 of the Form 8-K12g-3 filed on May 16, 2000).

2.2     Stock Purchase Agreement between the Registrant, Isotec,
        Incorporated, and selling shareholders, dated February 22, 2000 (incorporated by reference to Exhibit 2.2 of the Form 10-QSB filed on May 21, 2001).

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

3.6 Articles of Amendment to Articles of Incorporation, dated January 18, 2000 (see below).

3.7     Bylaws, dated May 15, 2000 (incorporated by reference to Exhibit
        3.2 of the Form 8-K12g-3 filed on May 16, 2000).

4.1     Employee Stock Incentive Plan, dated January 22, 2001
       (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on January 29, 2001).

4.2 Non-Employee Directors and Consultants Retainer Stock Plan, dated January 5, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on January 29, 2001).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KS filed on April 2, 2001).

                               EX-3.6

        ARTICLES OF AMENDMENT TO ARTICLES OF INCORPORATION


                           ARTICLES OF AMENDMENT
                                    TO
                         ARTICLES OF INCORPORATION
                                    OF
                        WORLD AM COMMUNICATIONS, INC.

Pursuant to the provisions of Section 607.1006, Florida Statutes, the undersigned Florida profit corporation adopts the following articles of amendment to its articles of incorporation.

FIRST: Amendment(s) adopted: (INDICATE ARTICLE NUMBERS BEING AMENDED, ADDED OR DELETED).

ARTICLE FOUR: The corporation is authorized to issue 500,000,000 common shares at $0.0001 par value, and no preferred shares of any class.

ARTICLE TWELVE: The corporation shall not offer pre-emptive rights to any shareholder of the corporation.

ARTICLE THIRTEEN: The corporation shall not offer cumulative voting to any shareholder of the corporation.

SECOND: The date of adoption of the amendment(s) was: January 18, 2000.

THIRD: Adoption of Amendment (CHECK ONE).

The amendment was adopted by the board of directors and approved by the majority shareholders with 100,000,000 shares out or 114,228,200 voting in favor of the action.

WORLD AM COMMUNICATIONS, INC.
Corporation Name


By: /s/  Robert Esposito
Robert Esposito, President, Secretary, and Sole Director
January 18, 2000.