Form 10KSB/A
period 2000-12-31
WORLD AM COMMUNICATIONS INC
filed 2001-08-22
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                       Washington, D.C. 20549

                              FORM 10-KSB/A

(Mark One)

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED
DECEMBER 31, 2000

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                 COMMISSION FILE NUMBER: 000-29897

                    WORLD-AM COMMUNICATIONS, INC.
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

The Registrant had revenues of $65,201 for the fiscal year ended on December 31, 2000. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 28, 2001: Common Stock, par value $0.0001 per share -- $68,034. As of March 28, 2001, the Registrant had 17,267,864 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one):  Yes  No X.

                           TABLE OF CONTENTS

PART I                                                           PAGE

ITEM 1.  BUSINESS                                                   3

ITEM 2.  PROPERTIES                                                10

ITEM 3.  LEGAL PROCEEDINGS                                         10

ITEM 4.  SUBMISSION TO MATTERS TO VOTE OF SECURITY HOLDERS         11

PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
         AND RELATED STOCKHOLDER MATTERS                           11

ITEM 6.  PLAN OF OPERATION                                         13

ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               20

ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURE                    20

PART III

ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        21

ITEM 10.  EXECUTIVE COMPENSATION                                   23

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT                                    23

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS           25

PART IV

ITEM 13.  EXHIBITS, FINANCIAL STATEMENTS SCHEDULES,
          AND REPORTS ON FORM 8-K                                  25

SIGNATURES                                                         26

PART I.

ITEM 1.  BUSINESS.

(a)  Business Development

Pursuant to an Agreement and Plan of Merger ("Acquisition Agreement") effective May 11, 2000, World-Am Communications, Inc., a Florida corporation ("Registrant") organized in 1994, acquired 100% of all the outstanding shares of common stock ("Common Stock") of Allmon Management Inc., a Delaware corporation ("Allmon") ("Acquisition").

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

Equity Securities Sold Without Registration.

The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2000 (also shown below are the figures adjusting for a thirty-to-one reverse split which occurred in October
2000); no commissions or fees were paid in connection with any of these sales:

(a)  Rule 504 Offering.

On January 30, 2000, the Registrant commenced an offering under which 10,000,000 (333,333 post split) shares of common stock were sold to six accredited investors for a total consideration of $401,350 ($0.04 per share). Attached to each shares was a warrant for the purchase of shares of common stock, exercisable upon issuance at $0.06 per shares for a period of one year.

The Registrant later learned that an attorney, unrelated to the Registrant, had issued an opinion that the shares issued thereunder were, in his opinion, free-trading and could be sold without legend. The Registrant did not know of nor authorize the removal of the legends and did not employ the attorney who removed the legends. Thereafter, the Registrant promptly sought the return of all the unlegended shares; to date a total of 1,850,000 (61,667 post split) of these shares have been returned to the Registrant and cancelled.

This offering was undertaken under Rule 504 of Regulation D by the fact that:

the Registrant, at the time of the offering, was not subject to the reporting requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, was not an investment company, and was not a development stage company that either has no specific business plan or purpose or has indicated that its business plan is to engage in a merger or acquisition with an unidentified company or companies, or other entity or person; and

the amount of the offering was less than $1,000,000.

(b)  Rule 506 Offerings.

(1) Under a stock purchase agreement dated February 22, 2000, the Registrant acquired 100% of all the outstanding shares of common stock of Isotec, Inc., a Colorado corporation. Under this agreement, the Registrant issued a total of 74,000,000 (2,466,677 post split) shares of common stock to the five existing shareholders of Isotec, Inc. Subsequently, 38,000,000 (1,266,667) of these issued shares were cancelled by the Registrant since three of these shareholders did not perform certain required services.

(2) Under an agreement and plan of merger dated May 11, 2000, the Registrant acquired 100% of all the outstanding shares of common stock of Allmon Corporation, a Delaware corporation. Under this agreement, $25,000 plus 150,000 shares of common stock of the Registrant were paid on behalf of the Registrant.

(3) During the fiscal year ended December 31, 2000, the Registrant issued a total of 4,681,250 (156,042 post split) shares of common stock to a total of five individuals and companies for consulting services rendered to the company which were valued at $279,375.

(4) During the 2000 fiscal year, the Registrant sold 250,000 (8,333 post split) shares of common stock to one investor for consideration of $10,000 ($1.20 per share) and 780,000 shares (26,000 post split) shares of common stock to one investor for consideration of $46,800 ($1.80 per share).

All of these sales were undertaken under Rule 506 of Regulation D by the fact that:

the sales were made to a sophisticated investors as defined in Rule
502;

the company gave each purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the company possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

at a reasonable time prior to the sale of securities, the company advised each purchaser of the limitations on resale in the manner contained in paragraph Rule 502(d)2 of this section;

neither the company nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

the company exercised reasonable care to assure that the purchasers of the securities are not underwriters within the meaning of section 2(11) of the Act in compliance with Rule 502(d).

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

(o)  Shares Eligible For Future Sale

All of the 7,867,253 shares of common stock which are currently held by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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


                                   World-Am Communications, Inc.


Dated: August 16, 2001             By: /s/ James H. Alexander
                                   James H. Alexander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                               Date

/s/ James H. Alexander    President/Chief Executive       August 16, 2001
James H. Alexander        Officer/ Treasurer (principal
                          financial and accounting
                          officer)/Director

/s/ Paul M. Labarile      Secretary/Director              August 16, 2001
Paul M. Labarile

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

/s/  Johnson & Company, LLC
Johnson & Company, LLC
Denver, Colorado
March 28, 2001

                     WORLD-AM COMMUNICATIONS, INC.
                      CONSOLIDATED BALANCE SHEETS


                                                December 31    December 31
                                                    2000           1999

                                 ASSETS

Current Assets:
Cash                                                  3,605              -
Accounts receivable                                  20,290              -
Inventory                                            13,534              -

Total Current Assets                                 37,429              -

Fixed Assets:
Furniture and equipment                              26,413              -
Less accumulated depreciation                        (2,641)             -
Net Fixed Assets                                     23,772              -

Other Assets
Goodwill - net                                        8,462         10,577
Total Other Assets                                    8,462         10,577

TOTAL ASSETS                                         69,663         10,577

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
Accounts payable                                    176,203        421,301
Accrued expenses                                      4,925          6,500
Taxes payable                                        86,790         37,044
Lines of credit                                       5,499              -
Short-term borrowings                                35,058              -
Total Current Liabilities                           308,475        464,845

Stockholders' Deficit:
Common stock, $.0001 par value;
500,000,000 shares authorized, 5,145,972 and
951,902 shares issued and outstanding,
respectively                                           515             95
Additional paid-in capital                       1,747,092      1,044,346
Accumulated deficit                             (1,986,419)    (1,498,709)
Total Stockholders' Deficit                       (238,812)      (454,268)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         69,663         10,577

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

3.6 Articles of Amendment to Articles of Incorporation, dated January 18, 2000 (incorporated by reference to Exhibit 3.6 of the Form 10-QSB filed on August 14, 2001.

3.7    Bylaws, dated May 15, 2000 (incorporated by reference to
       Exhibit 3.2 of the Registration Statement on Form SB-2/A filed on July 22, 1999).

21     Subsidiaries of the company (see below).

                                EX-21

                    SUBSIDIARIES OF THE REGISTRANT


Isotec, Inc., a Colorado corporation.