Form 10KSB/A
period 2000-12-31
WORLD AM COMMUNICATIONS INC
filed 2001-08-22
CIK 1107522

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

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT.

The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of March 28, 2001 (17,267,864 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant, individually and as a group:


Title of   Name and Address               Amount of       Percent of
Class      of Beneficial Owner(1)         Beneficial         Class
                                          Ownership(2)

Common     James H. Alexander              6,636,626 (3)     33.24%
Stock      1200 West 122nd Avenue
           Suite 104
           Westminster, Colorado  80234

Common     Paul M. Labarile                6,630,627 (4)     33.21%
Stock      1200 West 122nd Avenue
           Suite 104
           Westminster, Colorado  80234

Common     Marc R. Tow                     1,500,000          8.69%
Stock      3402 Bimini Lane, #3-F
           Coconut Creek, Florida 33066

Common     Marcine Aniz Uhler              1,500,000          8.69%
Stock      3402 Bimini Lane, #3-F
           Coconut Creek, Florida 33066

Common     Victoria Teddi                  1,500,000          8.69%
Stock      1200 West 122nd Avenue
           Suite 104
           Westminster, Colorado  80234

Common     Steve Vicory                    1,500,000          8.69%
Stock      1200 West 122nd Avenue
           Suite 104
           Westminster, Colorado  80234

Common     Shares of all directors and    13,267,253         76.83%
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

Reports on Form 8-K.

There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements.
                                                                 Page

Independent Auditor's Report                                       27

Consolidated Balance Sheets as of
December 31, 2000 and December 31, 1999                            28

Consolidated Statements of Operations for the year
ended December 31, 2000 and the six months
ended December 31, 1999                                            29

Consolidated Statement of Stockholders' Equity for
the year ended December 31, 2000 and the six months
ended December 31, 1999                                            30

Consolidated Statements of Cash Flows for the year
ended December 31, 2000 and the six months
ended December 31, 1999                                            31

Notes to Consolidated Financial Statements                         32

                               SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   World-Am Communications, Inc.


Dated: August 21, 2001             By: /s/ James H. Alexander
                                   James H. Alexander, President

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:

Signature                    Title                               Date

/s/ James H. Alexander    President/Chief Executive       August 21, 2001
James H. Alexander        Officer/ Treasurer (principal
                          financial and accounting
                          officer)/Director

/s/ Paul M. Labarile      Secretary/Director              August 21, 2001
Paul M. Labarile

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