Form 10QSB/A
period 2001-03-31
WORLD AM COMMUNICATIONS INC
filed 2001-08-22
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A

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

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                      PAGE

ITEM 1.  FINANCIAL STATEMENTS

         REPORT ON REVIEW BY INDEPENDENT
         CERTIFIED PUBLIC ACCOUNTANT                                   3

         CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2001               4

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                             5

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE THREE MONTHS ENDED
         MARCH 31, 2001 AND MARCH 31, 2000                             6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                    7

ITEM 2.  PLAN OF OPERATION                                             8

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS                                            15

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                    15

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                              16

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS          16

ITEM 5.  OTHER INFORMATION                                            16

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                             16

SIGNATURE                                                             17

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

/s/  Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
May 17, 2001

                       WORLD-AM COMMUNICATIONS, INC.
                        CONSOLIDATED BALANCE SHEET
                               (Unaudited)

                                                       March 31, 2001

                                 ASSETS:

Current Assets:
Cash                                                  $             -
Accounts receivable                                             9,449
Inventory                                                       9,757
Total Current Assets                                           19,206

Property and Equipment:
Office equipment and computers                                 39,993
Less accumulated depreciation                                  (2,641)
Property and Equipment, net                                    37,352

Other Assets:
Goodwill - net                                                  8,462
Total Other Assets                                              8,462

Total Assets                                                   65,020

                 LIABILITIES AND STOCKHOLDERS'  DEFICIT:

Current Liabilities:
Accounts payable                                              177,583
Bank overdraft                                                  3,605
Taxes payable                                                 101,978
Accrued expenses                                                6,502
Lines of credit                                                 1,175
Note payable - current portion                                 47,589
Total Current Liabilities                                     338,432

Stockholders'  Deficit:
Common stock, $.0001 par value, 500,000,000
shares authorized: 17,267,864 and 5,145,972, issued and
outstanding at March 31, 2001 and December 31, 2000,            1,727
respectively

Share subscription receivable                                       -
Additional paid-in capital                                  1,747,092
Retained deficit                                           (2,022,231)
Total Stockholders' Deficit                                  (273,412)

Total Liabilities And Stockholders' Deficit                    65,020

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

Sales of Unregistered Securities.

Other than as set forth below, there were no sales of unregistered securities in the quarter ended March 31, 2001. On January 29, 2001, the Registrant issued stock options to the two principals of the company covering the 5,400,000 shares of common stock, exerciable at $0.10 per share from the date of grant until January 29, 2011. These options were granted under the Registrant's Employee Stock Incentive Plan. No commissions or fees were payable in connection with the issuance of these options.

These issuances of stock options were undertaken under Rule 506 of Regulation D by the fact that:

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

3.6     Articles of Amendment to Articles of Incorporation, dated
        January 18, 2000 (incorporated by reference to Exhibit 3.6 of The Form 10-QSB filed on August 14, 2001).

3.7     Bylaws, dated May 15, 2000 (incorporated by reference to
        Exhibit 3.2 of the Form 8-K12g-3 filed on May 15, 2000).

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 2, 2001).

                                    EX-2.2

                          STOCK PURCHASE AGREEMENT


AGREEMENT, dated as of the 22nd day of February, 2000 by among each of YT2k, Ltd., a Colorado limited liability company, James Alexander,
Paul Labarile, CAMP Trust, Harsh Development LLC, (the "Selling Shareholders") and Isotec, Incorporated, (the "Company" or "Isotec"), the Shareholders being hereinafter separately called the "Selling Shareholder" and collectively called "Selling Shareholders') and World-Am Communications, Inc. a Florida corporation ("World") or ("Buyer").

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

1.4. Purchase Price. Subject to any adjustment (as defined in Subsection 2.4(c)), the purchase price for the Purchased Assets shall be $1,500,000 (the "Purchase Price"), represented by the issuance of Seventy Four Million Shares of Common Capital Stock of World-Am Communications, Inc., based on a per shares valuation of $.0202 cents per share, in exchange for 100% of the issued and outstanding shares of Isotec, representing the aggregate amount of the fair market values of the various categories of such Shares and the underlying Purchased Assets as agreed upon by Buyer and the Selling Shareholders and set forth below (Buyer and the Selling Shareholders each hereby agreeing to report the transaction for tax purposes (federal income or otherwise) on a basis consistent therewith), increased or decreased in accordance with any Adjustment.

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

If to Buyer, to:

World-Am Communications, Inc.
2215 High Point Drive
Brandon, Florida 33511
Attn: Robert

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

WORLD-AM COMMUNICATIONS, INC. (Buyer)


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