Form 10QSB
period 2001-09-30
WORLD AM COMMUNICATIONS INC
filed 2001-11-16
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

     As of September 30, 2001, the Registrant had 35,873,986 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

ITEM 1.  FINANCIAL STATEMENTS

         REPORT ON REVIEW BY INDEPENDENT
         CERTIFIED PUBLIC ACCOUNTANT                                       3

         CONSOLIDATED BALANCE SHEET AS OF
         SEPTEMBER 30, 2001                                                4

         CONSOLIDATED STATEMENTS OF OPERATIONS
         FOR THE THREE AND NINE MONTHS ENDED
         SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                         5

         CONSOLIDATED STATEMENTS OF CASH FLOWS
         FOR THE NINE MONTHS ENDED
         SEPTEMBER 30, 2001 AND SEPTEMBER 30, 2000                         6

         NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                        7

     ITEM 2.  PLAN OF OPERATION                                            8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           17

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                   17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         17

     ITEM 5.  OTHER INFORMATION                                           17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            18

SIGNATURE                                                                 18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

        REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
World Am Communications, Inc.
Westminster, Colorado

We have reviewed the accompanying balance sheet of World-Am Communications, Inc. as of September 30, 2001 and the related statements of operations for the three month and nine month period ended September 30, 2001 and 2000, and the cash flows for the nine months ended September 30, 2001 and 2000 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2001. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2000, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 28, 2001, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2001 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/  Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
November 8, 2001

                          WORLD-AM COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEET
                               September 30, 2001
                                    (Unaudited)

                                       ASSETS

Current Assets:
 Cash                                                            $     5,183
 Accounts receivable                                                  66,840
 Inventory                                                                 -
  Total Current Assets                                                72,023

Property and Equipment:
 Office equipment and computers                                       50,966
 Less accumulated depreciation                                        (3,641)
 Property and Equipment, net                                          47,325

Other Assets:
 Goodwill - net                                                        8,462
  Total Other Assets                                                   8,462

Total Assets                                                         127,810

                    LIABILITIES AND STOCKHOLDERS'  DEFICIT:

Current Liabilities:
 Accounts payable                                                    186,583
 Taxes payable                                                       122,580
 Accrued expenses                                                      6,502
 Lines of credit                                                         591
 Note payable - current portion                                       53,189
  Total Current Liabilities                                          369,445

Stockholders'  Deficit:
 Common stock, $.0001 par value, 500,000,000
 shares authorized: 35,873,986 and 5,145,972,
 issued and Outstanding at September 30, 2001 and
December 31, 2000 Respectively                                         3,587
 Additional paid-in capital                                        1,978,245
 Retained deficit                                                 (2,223,467)
Total Stockholders' Deficit                                         (241,635)

Total Liabilities And Stockholders' Deficit                          127,810

The accompanying notes are an integral part of these financial statements

                          WORLD-AM COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                  Three months ended         Nine months ended
                                     September 30              September 30
                                 2001             2000      2001           2000

Revenues:                       $  118,331      $  5,367   $  251,716   $36,092

Cost of Goods Sold                   9,683           539       22,914    12,691

Gross Profit                       108,648         4,828      228,802    23,401

Operating Expenses:
 Sales and Marketing                     -             -            -     8,831
 General and Administrative        289,093       314,499      465,850   430,498
 Total Operating Expenses          289,093       314,499      465,850   439,329

Net Loss from Operations         (180,445)     (309,671)    (237,048) (415,928)

Other Income/Expenses:
 Other income                            -             -            -         -
 Other expenses                          -          (495)           -   (2,929)

                                         -          (495)           -   (2,929)

Net (Loss)                       (180,445)     (310,166)    (237,048) (418,857)

Weighted average number
of shares outstanding           32,790,140     2,065,027   21,614,375 1,790,535

Net Loss Per Share                   (0.01)        (0.15)      (0.01)    (0.23)

The accompanying notes are an integral part of these financial statements

                         WORLD-AM COMMUNICATIONS, INC.
                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                           Nine Months Ended
                                                             September 30
                                                         2001             2000

Cash Flows From Operating Activities:
 Net (Loss)                                          $  (237,048)    $(418,857)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                             1,000             -
 Stock issued for services                               209,225       241,940
 Changes in assets and liabilities:
  Decrease (Increase) in accounts receivable             (46,550)      (18,974)
  Decrease (Increase) in inventory                        13,534       (13,137)
  Increase in accounts payable                            10,380        50,452
  Increase in payroll liabilities                         35,790        35,700
  (Decrease) in accrued expenses                          (3,331)            -
                                                         220,048       295,981
Net Cash Used in Operating Activities                    (17,000)     (122,876)

Cash Flow From Investing Activities:
 Purchase of equipment                                   (24,553)      (25,699)
 Net Cash Used In Investing Activities                   (24,553)      (25,699)

Cash Flow From Financing Activities:
 Proceeds from issuance of common stock                   25,000       106,000
 Proceeds from notes payable                              18,131        50,517
 Net Cash Provided By Financing Activities                43,131       156,517

(Decrease) Increase in Cash                                1,578         7,942

Cash and Cash Equivalents - Beginning of period            3,605             -

Cash and Cash Equivalents - End of period                  5,183         7,942

Supplemental Cash Flow Information:
 Interest paid                                                 -             -
 Taxes paid                                                    -             -

The accompanying notes are an integral part of these financial statements

                           WORLD-AM COMMUNICATIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  Presentation of Interim Information

In the opinion of the management of World-Am Communications, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2001, and the results of operations for the three months and nine months ended September 30, 2001 and 2000, and cash flows for the nine months ended September 30, 2001. Interim results are not necessarily indicative of results for a full year.

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

Twelve Month Plan of Operation.

     In the year 2001, the Registrant will be actively pursuing several business objectives: corporate growth financing, including but not limited to commercial lines of credit, capital formation activities, combined business ventures, market development, product development, and strategic business development.

     In general, the Registrant's efforts during the year following the acquisition of Isotec, Inc. to augment operating and growth capital has encountered numerous, unexpected diversions. The Registrant has increased its activities in pursuit of capitalization, employing new members of management, legal and consulting teams. These actions, in combination with the Registrant's plan to immediately take the steps necessary to redomicile the corporation to Nevada with a new name and symbol in the near future, the Registrant believes will aid in efforts to capitalize the company and increase shareholder value.

     In the year 2001, the Registrant will focus its attention on the marketing of the existing product line of products and development of "Transparent SecurityT" product line. The Registrant believes the "Transparent SecurityT" product line will be ready for introduction to the market sometime during the second half of 2001.

     "Transparent SecurityT" product line is a line of monitoring and access devices designed to be unobtrusive to the occupant or passerby.
Such devices are designed to monitor and/or keep a count of how many people pass through a certain area. They may also be designed to detect certain items the owner of the space may want to know about in order to monitor specific movements of the individual(s) detected. In some settings an owner may not want to restrict access, but does want to know if there is anyone entering who may be carrying a concealed weapon in order that the particular individual may be monitored discretely.

     The Registrant believes that the "Transparent SecurityT" products already developed and those currently under development represent a major new segment in the future growth of security product marketing industry.

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

     The Registrant has entered into a Master Dealership agreement with a company based in Mexico that will market the Registrant's products throughout Mexico. The Registrant and this Mexican-owned company are negotiating a joint manufacturing agreement.

     The Registrant recently entered into a Master Dealership agreement with a company based in Honduras that will market the Registrant's products throughout Central America.

     The Registrant hired a market development specialist to concentrate on developing the distribution channels for the Registrant's product on the national and international levels. The main thrust of this effort is to build up a network of dealers who will consistently market the Registrant's products.

     In January 2001, the Registrant adopted a Non-Employee Directors and Consultants Retainer Stock Plan. This plan was adopted to permit the Registrant to engage the services of consultants for the purposes of helping to further develop and implement the Registrant's plan. In addition, the Registrant will utilize certain consultants to redesign the corporate identity package. This includes new logo(s), graphic design, letterhead and other corporate communications. It also is anticipated that the Registrant will incorporate the new identity and graphic design changes on the corporate Internet Web Site. The Registrant is also utilizing the services of a lobbyist to introduce the Registrant and its products to more governmental clients. The payment of consultants with the stock of the Registrant, aids in conservation of working capital for operational needs.

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

     The Registrant is seeking proposals from professional investor relations and public relations firms to pursue sound conservative approach to communication information to the shareholders and the public on an effective and timely basis and within the framework of the securities regulations. The Registrant plans to employ a new IR/PR firm during the first half of 2001.

     During the second quarter of 2001, the Registrant continued to expand its dealer network, both nationally and internationally with the addition of Geovox Security, Inc., a Texas based dealer specializing in correctional facilities, and the final negotiation of a master dealership with a U.S. based, Turkish Security dealer network. Discussions are also being held with other dealer candidates leading to signed agreements in the second quarter of 2001.

     In addition, negotiations were successfully concluded with ADI, a division of Pittway Corporation, for a supplier agreement covering the sales of Isotec products throughout their national sales organization. Initial orders were placed in the second quarter of 2001.

     The Registrant in this period has continued to develop products in its line of "Transparent SecurityT" monitoring and access devices with the delivery of the first pre-production unit of its door frame, thin line, weapons/metal detector. A second such unit will be delivered and featured at the Forced Protection Equipment
Demonstration show in Quantico, VA.

     The Registrant continued its efforts to acquire the necessary funding for growth and is in discussions with several parties to that end. Likewise, the Registrant is actively pursuing a new investor relations and public relations firm based upon proposals received.

Recent Developments

     During the third quarter of 2001, the Registrant has continued to expand its dealer network with the addition of two master dealers on the east and west coast, a dealership in northern California and a dealership with a Miami based international dealer selling in the Caribbean and Latin America. Negotiations are underway with other dealer candidates leading to signed agreements in the fourth quarter of 2001.

     During the third quarter, the Registrant completed manufacture and delivery of two portals and optical devices for a U.S. Department of Energy facility, and two ADI portals. In addition, orders were received for three Jewelry store portals, and a three-lane portal for a banking facility. Subsequent to the events of September 11th, inquiries regarding Isotec's products increased dramatically, both on a national and international level. The Registrant is aggressively pursuing its sales and marketing efforts with respect to the awakened interest in access control security devices from both the government and private sectors.

     The Registrant, in pursuit of necessary financing, filed an SB-2 registration during the quarter only to withdraw it in the latter part of the quarter. Resubmission of the document, should be accomplished during the fourth quarter. The Registrant plans to re-submit the SB-2 when new financing arrangements have been completed. The Registrant is also in the process of finalizing an agreement with a new public relations firm, which will be in place shortly.

Risk Factors in Connection with Plan of Operation.

     An investment in the Registrant is subject to a number of risks. Among these risks are the following:

(a)  Registrant Has Had Limited Revenue, and Has Had Losses Since
Inception and Expects Such Losses to Continue for the Foreseeable Future.

     The Registrant has had limited revenue during the last two fiscal years, none in the fiscal year ended December 31, 1999, $65,201 in the fiscal year ended December 31, 2000, and $251,716 in the nine months ended September 30, 2001. However, the Registrant has incurred significant operating losses, including a net loss of $137,696 in fiscal 1999, a net loss of $487,710 in fiscal 2000, and a net loss of $237,048 for the nine months ended September 30, 2001. At December 31, 2000, the Registrant had an accumulated deficit of $1,986,419; $2,223,467 as of September 30, 2001.

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

(q) Because of a Limited Public Market for Registrant's Securities, an Investor May Not Be Able to Liquidate the Shares Readily or at All.

     Prior to this offering, there has been only a limited public market for the shares of common stock being offered. Since inception of public trading of the Registrant's common stock on the Pink Sheets LLC in February 2000, there has been only a limited public market for the common stock of the Registrant (the Registrant is currently traded on the Over the Counter Bulletin Board). There can be no assurance that an active trading market will develop or that purchasers of the shares will be able to resell their securities at prices equal to or greater than the respective initial public offering prices.

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

(s)  Shares Eligible For Future Sale May Result in Dilution to Other
Shareholders.

     All of the approximate 13,000,000 shares of common stock which are currently held, directly or indirectly, by management have been issued in reliance on the private placement exemption under the Securities Act of 1933. Such shares will not be available for sale in the open market without separate registration except in reliance upon Rule 144 under the Securities Act of 1933. In general, under Rule 144 a person (or persons whose shares are aggregated) who has beneficially owned shares acquired in a non-public transaction for at least one year, including persons who may be deemed affiliates of the Registrant (as that term is defined under that rule) would be entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then outstanding shares of common stock, or the average weekly reported trading volume during the four calendar weeks preceding such sale, provided that certain current public information is then available. If a substantial number of the shares owned by these shareholders were sold pursuant to Rule 144 or a registered offering, the market price of the common stock could be adversely affected.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant did not sell any unregistered equity securities during the quarter ended September 30, 2001.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     No reports on Form 8-K were filed during the third quarter of the fiscal year covered by this Form 10-QSB.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           World-Am Communications, Inc.



Dated: November 15, 2001                   By: /s/ James H. Alexander
                                           James H. Alexander, President

                                  EXHIBIT INDEX

Number                       Description

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

4.3    Common Stock Purchase Agreement between the Registrant and
       Four Way Associates, Inc., dated June 1, 2001 (incorporated by reference to Exhibit 4.3 of the Form SB-2 filed on August 28, 2001).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 2, 2001).