Form 10KSB
period 2001-12-31
WORLD AM COMMUNICATIONS INC
filed 2002-04-16
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                     FORM 10-KSB
(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2001

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                            COMMISSION FILE NUMBER: 0-29897

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

     The Registrant had revenues of $308,678 for the fiscal year ended on December 31, 2001. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of February 15, 2002:
$1,106,741.  As of February 15, 2002, the Registrant had 58,686,383
shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No X.

                                 TABLE OF CONTENTS

PART I                                                                PAGE

     ITEM 1.  BUSINESS                                                   3

     ITEM 2.  PROPERTIES                                                 9

     ITEM 3.  LEGAL PROCEEDINGS                                          9

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS         10

PART II

     ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY
              AND RELATED STOCKHOLDER MATTERS                           10

     ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                       12

     ITEM 7.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA               14

     ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
              ON ACCOUNTING AND FINANCIAL DISCLOSURE                    15

PART III

     ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT        15

     ITEM 10. EXECUTIVE COMPENSATION                                    17

     ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
              OWNERS AND MANAGEMENT                                     17

     ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS            18

     ITEM 13. EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO
              FINANCIAL STATEMENTS                                      19

SIGNATURES                                                              20

                                     PART I.

ITEM 1.  BUSINESS.

Business Development

     Pursuant to an Agreement and Plan of Merger ("Acquisition
Agreement") effective May 11, 2000, World-Am Communications, Inc., a Florida corporation ("Registrant") organized in 1994, acquired 100% of all the outstanding shares of common stock ("Common Stock") of Allmon Corporation, a Delaware corporation ("Allmon") ("Acquisition").

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

     The Registrant, under the name Bedroc's of Brandon, Inc., formerly operated a family restaurant located in Brandon, Florida, commencing operations in January 1995. On January 3, 1996, the restaurant closed for major renovations related to the changing of the theme of the restaurant. The Registrant completed renovations in July 1997 and reopened in August 1997 as the Garden Grille. In March 1998, the Registrant discontinued the restaurant operations (its only business segment) and proceeded to write-off the net book value of the restaurant property and equipment. Later that year, the Registrant changed its name to "World-Am Communications, Inc." and commenced operations as a company that provided analog and digital cellular services in West Central Florida and provided digital and alphanumeric paging services under resale contracts. This business plan was unsuccessful and the Registrant did not have any further operations until February 2000.

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

Business of the Registrant.

(a)  Registrant Overview.

     The Registrant is a Westminster, Colorado based company. The Registrant, through its wholly owned subsidiary, Isotec, Inc., has developed and/or is in the process of developing innovative systems and processes to establish the Registrant in the field of "Transparent Security?" and Automated Passage Control. The Registrant personnel have installed systems for Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank and the United States Air Force to name just a few.

     "Transparent Security?" means any security measure that is unobtrusive and not noticed by those being monitored. For example, a metal detection system mounted in ordinary appearing door molding that is used to detect persons carrying weapons into a building, thereby alerting appropriate security personnel, and optionally to record a photo or video of the event while allowing security personnel an opportunity to evaluate and take appropriate action before the person carrying the unauthorized weapon is alerted to the fact they have been found out.

     Automated Passage Control means any system or device used to monitor or control access, egress or passage from one area to another. Examples are airport security portals, building entries and exits, gates for vehicles or personnel, public building access points (schools, courthouses, stores etc.), laboratories, hospitals, government buildings and any other building for which the owners desire to control and/or track whoever is coming or going and detect if something is coming or going that should not be.

     Over the past twenty years systems have evolved from simple metal detection devices to sophisticated "man trap" systems employing state-of-the-art electronics and detection devices. In recent years the demand for such devices has escalated as the instances of international and urban terrorism increase.

     Today, demand for Automated Passage Control equipment transcends the past traditional users, such as high security Governmental and military installations, to include banks, industrial complexes, laboratories, airports, schools and retail establishments.

     The state-of-the-art in weapons detection design and drastic reduction in the package size of such devices has also created a very large international market for this equipment, especially in third world countries with histories of political unrest.

     Likewise, Isotec's product line has evolved from enclosed, inter-locked weapons detection and access control portals to "Transparent Security?" and surveillance devices using computer integrated video and beam technologies.

     The Registrant has assembled a team of senior technical, sales/marketing and business personnel possessing years of design and manufacturing experience in the security, computer and video fields. This team provides the needed vision and hands-on direction to succeed. Isotec's technical personnel have been engaged in the design and manufacture of Automated Passage Control security and surveillance devices for twenty years. The staff brings state-of-the-art designs for today's applications, along with the technical credibility and standard of excellence demanded in the Dealer, Commercial and Governmental marketplaces.

     Each product developed contains innovative, modular concepts not previously available. New products under development include embedded, PC based controllers and intelligent video cameras, optical turnstiles and digital occupancy sensors.

     The Registrant has established a dynamic, fast response, development and manufacturing organization providing highest quality, leading edge security products that integrate with standard and customized systems. The Registrant is able to market these products through its dealer (installer) network to commercial organizations, OEM customers, and Governmental and Defense agencies.

(b)  The Registrant

     The registrant is a publicly traded, Florida corporation, which has two wholly owned subsidiaries: Isotec, Inc. and Technology
Development International, Inc. ("TDI").

     Isotec, inc. is a Colorado corporation founded in 1998 as a developer, manufacturer, and distributor of automated passage control and security devices. Isotec has been aided in its endeavors by alliances with several product developers, joint venture partners, sales representatives, dealers, manufacturers and suppliers.

     TDI is a Colorado corporation founded in 1997. TDI engages in the sales, marketing and distribution of component products. Some of the companies and products represented include: Metorex metal detectors, Axcess and Prism asset tracking devices and digital video products, RFID smart tags and labels, TSA nuclear measurement detection devices, Securetec miniature cameras, and Mark Solutions prefab prison cells.

     One key to the Registrant's future growth potential is its business team's reputation in the industry. This team consists of experienced engineers, business, marketing and manufacturing personnel, sales representatives and dealers. Future alliances/acquisitions under consideration are intended to move the Registrant into a place of prominence within the "Transparent Security?" marketplace.

(c)  Services and Products

     The Registrant and Isotec's business activities currently fall into six (6) categories;

     Design and manufacture of a standard line of Automated Passage Control ("APC") systems for commercial retail and government use.

     Original equipment manufacturing ("OEM").

     Customization/modification of APC systems per customer specifications.

     Development of security devices for APC, surveillance, sub-miniature computer integrated digital video equipment.

     Sales, Marketing and Distribution of component products through its wholly owned subsidiary, TDI; including Metorex metal detectors, Axcess and Prism asset tracking devices and digital video products, RFID smart tags and labels, TSA nuclear measurement detection devices, Securetec miniature cameras, and Mark Solutions prefab prison cells.

     Acquisition and merger activity geared to obtaining complementary businesses that result in stronger product integration, competitive or other advantages and maximize return on capital. This activity also includes strategic alliances with synergistic partners.

(d)  Characteristic Product Line

     Weapon Control Systems

     Passage Control Systems

     Asset Protection Systems

     Pedestrian Traffic Monitors

     Pedestrian Counters

     Digital Occupancy

     Access Control Sensor Systems

(e)  Product Manufacturing

     Isotec performs the fabrication, assembly and test of the products in its own leased facilities. Isotec employs experienced mechanical and electronic personnel, equipment and maintains contract-manufacturing agreements to perform manufacturing as required.

(f)  New Product Development

     Isotec has identified several product enhancement items and new passage control products. These improvements and innovations are under development or scheduled for development in the foreseeable future. The Registrant has formed a relationship with a designer and manufacturer of a business card sized embedded PC, to design and manufacture an embedded 586 controller for its standard line of products. A government lab has requested that Isotec design a line of optical turnstiles with applications in both commercial and government facilities. Isotec also is in the process of designing a proprietary, patent-able, digital video occupancy sensor and computer integrated cameras systems that will replace cumbersome and expensive weight sensing systems, motion detectors and photo ID equipment employed in the industry today.

(g)  Custom Products

     Many dealers and their customers, as well as government agencies, have a specialized application in mind requiring non-standard components and/or architectural considerations. Such projects are relatively common and often require little or no customer paid NRE. The modular characteristics of their standard design afford Isotec a competitive and strategic advantage.

(h)  Sales, Marketing, Distribution and Installation

     Perhaps one of the primary strengths in Isotec's positioning is that all products developed are sold commercially through a national dealer network. Each dealer is a professional in the field of applications engineering in the security field. Sales to the government are generally handled directly by the Registrant. Because Isotec equipment is modular in design and is shipped disassembled for installation in the field, all systems, commercial and retail are extremely portable and can be readily disassembled for installation in other locations. THE REGISTRANT is in the process of expanding its sales and marketing network, to accommodate new products under development and activities of potential acquisition candidates.

     Over the past twenty years, systems designed by Mr. Labarile and/or Isotec, have been installed at the following locations:

Department of Energy                         U.S. Air Force

Lawrence Livermore National Laboratories     Cape Canaveral AFB
Pantex Plant                                 Vandenberg AFB
Savannah River Project                       Falcon AFB
Rocky Flats Plant                            Ellsworth AFB
EG&G                                         Kirtland AFB
Sandia National Laboratories                 Minot AFB
Los Alamos National Laboratories

Commercial                                   Aerospace

John Hancock Insurance                       Rockwell International
Mellon Banks                                 Boeing
Household Credit Union                       Ford Aerospace
Business Bank                                General Electric
Wells Fargo Bank                             Harris Corporation
Albertson's Credit Union
Arundel Federal Savings

(i)  Product Quality and Customer Service

     The Registrant's goal is to become the leader in the design and manufacture of quality built passage control and "Transparent Security?" security devices through the use of approved material and finish suppliers and the use of in house quality standards and procedures. The Registrant takes a proactive approach to customer needs and satisfaction through continued contact, problem resolution, product improvement, innovative features and cost reduction efforts.

(j)  The Market

     SDM's 5th annual Top Systems Integrators Report is one indicator that 1999 was a successful year for firms in the business of installing integrated security, access control, and CCTV systems. This ranking, which has grown to include 100 companies, tallied revenue of more than $1.6 billion. The size of the "Transparent Security?" segment has not been ascertained by independent sources. *Source: SDM Top Systems Integrators Report, July 2000

     Although management believes Isotec can secure a sizable portion of the market, capacity and conservatism have driven the sales estimates. The estimate of market share is therefore set at 3-5% assuming managed growth and adequate capitalization.

     Isotec intends to address the commercial, national and international market areas through a network of established dealers/installers and foreign OEM'S. Government requirements will be handled directly by the Registrant and its sales personnel.

Management and Organization

     The ultimate success of the Registrant and its subsidiaries, will be its management's ability to:

     Continue to maintain the technical edge in its production and quality.

     Develop and market innovative products, at profitable price points.

     To manufacture units at more cost-effective levels in rapid growth mode.

     Obtain strategic alliances and complimentary businesses to maximize profit potential.

     Isotec has carefully assembled its team of experienced manufacturers, developers, business, marketing and technical personnel to assure success in this most critical period of growth.

     Paul Labarile, with over twenty years experience in the access control field heads the technical team. Jim Alexander leads the management and marketing teams.

Competition

     Compared to competitive products or the closest product available today the Registrant's products are the only product line that is able to accommodate site-specific design and build capabilities. The ability to adapt systems to the needs of a specific location is a capability unique to Isotec.

     Dealers, end users and competitors all recognize that Isotec has a major advantage in the area of design and application flexibility. The prices of Isotec products are comparable to those offered by their competitors. Because Isotec can incorporate improvements into successive production models very rapidly they have an advantage over less nimble competitors.

     The strategy for meeting the competition is based upon flexible design and engineering, excellent customer service and pricing comparable to the nearest competitors. Some dealers of the competitors' products have already contacted Isotec asking to become dealers. This approach is generating a tremendous amount of interest throughout our industry.

     The Registrant is in the process of developing follow-on products that will be especially useful in the "Transparent Security" arena.

     Responses from customers indicate that Isotec' products have gained an excellent reputation. Inquiries from prospective customers suggest that there is considerable demand for strategic relationships with leading OEMs, retailers, major accounts, manufacturers and dealers to substantiate the fitness of the Registrant for considerable growth and accomplishment.

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

ITEM 3.  LEGAL PROCEEDINGS.

     The Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened, other than routine litigation that is incidental to the business.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2001

                                                 High       Low

Quarter Ended December 31, 2001                  0.11      0.03
Quarter Ended September 30, 2001                 0.05      0.02
Quarter Ended June 30, 2001                      0.13      0.01
Quarter Ended March 31, 2001                     0.78      0.02

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2000

                                                 High      Low

Quarter Ended December 31, 2000                  2.12      0.22
Quarter Ended September 30, 2000                 1.44      0.37
Quarter Ended June 30, 2000                      1.62      0.37
Quarter Ended March 31, 2000 *                   3.00      1.12

* The Registrant's common stock (under Allmon Management prior to the merger on May 9, 2000) originally commenced trading on the Pink Sheets LLC on February 10, 2000.

Holders of Common Equity.

     As of February 15, 2002, the Registrant had approximately 78 shareholders of record of the Registrant's common stock.

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

Equity Securities Sold Without Registration.

     The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2001:

     (a) During the first quarter of 2001, the Registrant issued stock options to the two principals of the company covering 5,400,000 shares of common stock (2,700,000 to each), exercisable at $0.10 per share from the date of grant until January 29, 2011. These options were granted under the Registrant's Employee Stock Incentive Plan.

     (b) During the first quarter of 2001, the Registrant issued a total of 9,400,000 shares of common stock to the two principals of the company (4,700,000 shares to each) as executive compensation (valued at $60,270 for purposes of the financial statements).

     (c) During the second quarter of 2001, the Registrant has issued a total of 1,036,250 shares of common stock to a total of three companies in connection with consulting services rendered to the Registrant, which have been valued at a total of $38,762 (the June 30, 2001 Form QSB/A incorrectly reported this as 13,230,834 issued to a total of five individuals and one company in connection with consulting services valued at $324,369).

     (d)  During the second quarter of 2001, the Registrant sold
1,224,489 shares of common stock to one accredited investor for a total consideration of $30,000 ($0.0245 per share).

     (e)  During the fourth quarter of 2001, the Registrant sold
416,667 shares of common stock to one accredited investor for a total consideration of $20,000 ($0.048 per share).

     This sale was undertaken under Rule 506 of Regulation D by the fact that:

     the sale was made to sophisticated or accredited investors as defined in Rule 502;

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

     neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     the Registrant exercised reasonable care to assure that the purchaser of the securities is not underwriters within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations.

     The following table presents, for the periods indicated, the dollar value and percentage relationship, which certain items reflected in the Registrant's Statement of Operations. This percentage shows the percent as it relates to the total revenue.

                                          2001              2000
Total revenues                 $   308,878    100.0%    $   65,201    100.0%
Cost of Goods Sold                  83,782     27.1%             -
                                 _________     _____      ________     _____
Gross Profit                       225,096     72.9%        65,201    100.0%

Operating Expenses:
Sales and Marketing                      -                 241,875   (371.0%)
General and Administrative       1,021,836     59.6%       311,036   (477.0%)
                                 _________    _____       ________    _______
Net Loss from Operations          (796,940)               (487,710)

(a)  Revenues.

     Revenues for the year ended December 31, 2001 were $308,878 as compared to $65,201 in 2000, for the period from merger/acquisition, May 11, 2000 to December 31,2000.

     The increase in revenues, 474%, realized primarily in the last half of the year 2001, is attributed to the development stage the Registrant enjoyed in 2000 and the filing of an S8 registration in 2001 thereby permitting the acquisition of sales, marketing, advertising, business and legal talent to complete product development and initiate marketing activities to increase the dealer network and begin sales efforts, in the absence of operational funding.

     A comparison between 2000 and 2001 is not meaningful, as the Registrant had limited operations in 2000 and was in the development stage through this period and the early part of 2001.

(b)  General and Administrative Expense.

     The general and administrative expense above reflects the impact of the use of S-8 stock to compensate needed services by various professionals in the absence of equity funding. The Registrant expects to re-file the withdrawn SB-2 subsequent to the submission of this document at the appropriate time.

Liquidity and Capital Resources.

     The Registrant has required a substantial amount of working capital to fund its operations and market development. In the absence of expected equity investment, it has relied upon short-term borrowings in the form of purchase order and invoice factoring and the use of S-8 common shares as mentioned above. In addition the Registrant raised $50,000 from the issuance of 144, restricted, common stock. The Registrant has also relied upon extended payment of its trade accounts, which has been significantly reduced from FY2000, and other liabilities to maintain operations in anticipation of capital investment. As of December 31, 2001, the Registrant had total current liabilities of approximately $219,153, down from $308,475 the previous year, and no significant sources of liquidity.

     For the years ended December 31,2001 and 2000, Registrant had operating losses reflecting the developmental nature of the operation, it does however, foresee its efforts culminating in sufficient amounts of cash flow to service its debts.

     During 2001, and given the renewed interest in its products subsequent to the events of September 11th, the Registrant was presented with business opportunities which it is currently pursuing with respect to stock acquisition of other synergistic companies, joint ventures and teaming arrangements. Management believes that it has the ability to attract the necessary capital to carry out its plan and has targeted certain operating companies that may have an interest in entering into a business combination or similar transaction.

     In addition to the above mentioned SB-2 filing, the Registrant is also exploring other sources of financing in lieu of or in addition to the equity line of credit to fund related businesses and provide the Registrant with the ability to liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant. While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to carry out its business plan, there is no assurance of that occurring.

     Therefore, the Registrant's continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, if additional shares were issued to obtain financing, or compensate service providers, existing shareholders may suffer a dilutive effect on their percentage of stock ownership in the Registrant.

Impact of Inflation.

     The impact of inflation on the costs of the Registrant, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Registrant is not aware of any inflationary pressures that have had any significant impact on the Registrant's operations over the past year and, the Registrant does not anticipate that inflationary factors will have a significant impact on future operations.

Forward Looking Statements.

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward-looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2001, and for the year ended December 31, 2000 are presented in a separate section of this report following Item 13.

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

(a)  James H. Alexander, Chief Executive Officer/Director.

     James H. Alexander, 63, has been President and Chief Executive Officer of the Registrant since February 18, 2000, the date that Isotec, Inc. became a wholly owned subsidiary of the Registrant. Mr. Alexander was the founder of Isotec, Inc., a company engaged in the design, manufacture and installation of access control portals for the security markets involving weapons detection and asset protection, personnel and material, control for federal and state government, financial institutions, and business/commercial applications.

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

(b)  Paul M. Labarile, Chief Technical Officer/Director.

     Paul M. Labarile, 55, has been Chief Technical Officer for the Registrant since February 18, 2000, the date that Isotec became a wholly owned subsidiary of the Registrant. Prior to such time he was the Chief Technical Officer of Isotec, Inc. a company engaged in the design, manufacture and installation of access control portals for the security markets involving weapons detection and asset protection, personnel and material, control for federal and state government, financial institutions, and business/commercial applications.

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

     Based solely upon a review of Form 4's required to be filed under Rule 16a-3(d) during fiscal 2001 and Form 5's with respect to fiscal
2001, and certain written representations from executive officers and directors, the Registrant is aware that Mr. Alexander and Mr. Labarile have not reported certain stock and option issuances to them during the first quarter of 2001 on Form 4. A Form 5 year end statement
(which was not timely filed), which will cover each of these issuances, is now in the process of being prepared for filing. The Registrant is unaware of any other filings that have not been timely made.

ITEM 10.  EXECUTIVE COMPENSATION.




                                          Summary Compensation Table

                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                 Other           Restricted   Securities
principal                                annual             stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
  (a)          (b)        (c)     (d)       (e)             (f)           (g)           (h)       (i)

James H.       2001    $32,500     0         0           $141,000      2,700,000         0         0
Alexander      2000    $32,300     0         0               0             0             0         0
CEO            1999       0        0         0               0             0             0         0

Paul M.        2001    $32,500     0         0           $141,000      2,700,000         0         0
Labarile       2000    $32,300     0         0               0             0             0         0
Secretary      1999       0        0         0               0             0             0         0


Employment Contract.

     As of December 31, 2001, the Registrant had not entered into any employment agreement with any officer and/or director of the Registrant.

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2000 provided for or contributed to by the Registrant.

     (b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there was no existing plan as of December 31, 2000 which provides for such payment, except for an employee stock incentive plan. The Registrant had granted options to purchase 5,400,000 shares of common stock to employees under this plan during the fiscal year ended December 31, 2001.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of February 15, 2002 (58,686,383 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant, individually and as a group:

Title of         Name and Address                  Amount of       Percent of
Class            of Beneficial Owner(1)            Beneficial         Class
                                                   Ownership(2)

Common Stock     James H. Alexander                7,400,001 (3)      12.61%
                 1200 West 122nd Avenue
                 Suite 104
                 Westminster, Colorado  80234

Common Stock     Paul M. Labarile                 7,395,001 (4)       12.60%
                 1200 West 122nd Avenue
                 Suite 104
                 Westminster, Colorado  80234

Common Stock     Marc R. Tow                      4,000,000            8.69%
                 3402 Bimini Lane, #3-F
                 Coconut Creek, Florida 33066

Common Stock     Sawgrass, Inc.                   3,000,000            5.11%
                 5753G East Santa Ana
                 Canyon Road, # 243,
                 Anaheim Hills, California 92807

Common Stock     Shares of all directors and     14,795,002           25.21%
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

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, since the beginning of the last fiscal year, there have not been any transactions that have occurred between the Registrant and its officers, directors, and five percent or greater shareholders.

     The following current or former greater than 5% shareholders have each received 1,500,000 shares of free trading common stock of the Registrant under a Form S-8 for consulting services to be rendered to the Registrant, as follows:

(a)  Marc R. Tow, Esq.: General and corporate legal services.

(b) Steve Vicory: Advising and consultation with management regarding business opportunities, business development, and mergers and acquisitions under a consulting agreement dated January 1, 2001 (see
Exhibit 10.1 to this Form 10-KSB).

(c) Marcine Aniz Uhler: Consultation and advising with regard to radio advertising and marketing under a consulting agreement dated March 12, 2001 (see Exhibit 10.2 to this Form 10-KSB).

(d) Victoria Teddi: General administrative support under a consulting agreement dated March 12, 2001 (see Exhibit 10.3 to this Form 10-KSB).

     For each of the transactions noted above, the transaction was negotiated, on the part of the Registrant, on the basis of what is in the best interests of the Registrant and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

ITEM 13.  EXHIBITS, REPORTS ON FORM 8-K, AND INDEX TO FINANCIAL STATEMENTS.

Exhibits.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

     There were no reports on Form 8-K filed during the last quarter of the fiscal year covered by this report.

Index to Financial Statements.

                                                                    Page

Independent Auditor's Report                                          21

Consolidated Balance Sheets as of
December 31, 2001 and December 31, 2000                               22

Consolidated Statements of Operations for the
years ended December 31, 2001 and
ended December 31, 2000                                               23

Consolidated Statement of Stockholders' Equity for
the years ended December 31, 2001 and
ended December 31, 2000                                               24

Consolidated Statements of Cash Flows for the
years ended December 31, 2000 and
ended December 31, 2000                                               25

Notes to Consolidated Financial Statements                            26

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         World-Am Communications, Inc.


Dated: April 12, 2002                    By: /s/ James H. Alexander
                                         James H. Alexander, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


                                          /s/ James H. Alexander
                                          James H. Alexander
                                          President/Chief Executive
                                          Officer/ Treasurer (principal
                                          financial and accounting
                                          officer)/Director

April 12, 2002

                                          /s/ Paul M. Labarile
                                          Paul M. Labarile
                                          Secretary/Director

April 12, 2002



                         INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
World-Am Communications, Inc.
Westminster, Colorado

We have audited the accompanying consolidated balance sheets of World-Am Communications, Inc. as of December 31, 2001 and 2000, and the related consolidated statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial positions of World-Am Communications, Inc. at December 31, 2001 and 2000, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 7 to the financial statements, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also discussed in Note 7. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Johnson & Company, LLC
Johnson & Company, LLC
Denver, Colorado
April 10, 2002

                          WORLD-AM COMMUNICATIONS, INC.
                           CONSOLIDATED BALANCE SHEETS

                                              December 31        December 31
                                                 2001               2000

ASSETS:

Current Assets:
 Cash                                         $      8,238       $     3,605
 Accounts receivable                                23,502            20,290
 Inventory                                          18,164            13,534
     Total Current Assets                           49,904            37,429

Property and Equipment:
 Office equipment and computers                     16,528            26,413
 Less accumulated depreciation                      (5,386)           (2,641)
 Property and Equipment, net                        11,142            23,772

Other Assets:
 Goodwill - net                                          -             8,462
     Total Other Assets                                  -             8,462

TOTAL ASSETS                                  $     61,046       $    69,663

                   LIABILITIES AND STOCKHOLDERS'  DEFICIT:

Current Liabilities:
 Accounts payable - trade                     $     98,571       $   176,203
 Payroll taxes payable                              98,287            86,790
 Accrued expenses                                        -             4,925
 Lines of credit                                         -             5,499
 Loan payable - current portion                     22,295            35,058
     Total Current Liabilities                     219,153           308,475

Stockholders'  Deficit:
 Common stock, $.0001 par value, 500,000,000
  shares authorized: 42,015,383 and
  5,145,972, issued and Outstanding at
  December 31, 2001 and December 31, 2000            4,202               515
  Respectively
 Additional paid-in capital                      2,621,050         1,747,092
 Retained deficit                               (2,783,359)       (1,986,419)
Total Stockholders' Deficit                       (158,107)         (238,812)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT         61,046            69,663

              See accompanying notes to financial statements

                        WORLD-AM COMMUNICATIONS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  Year Ended       Year Ended
                                                  December 31      December 31
                                                     2001             2000

REVENUES:                                         $   308,678      $    65,201

COST OF GOODS SOLD                                     83,782                -

GROSS PROFIT                                          224,896           65,201

OPERATING EXPENSES:
Sales and Marketing                                         -          241,875
General and Administrative                          1,021,836          311,036
Total Operating Expenses                            1,021,836          552,911

Net Loss from Operations                             (796,940)        (487,710)

OTHER INCOME/EXPENSES
Other income                                                -                -
Other expenses                                              -                -

                                                            -                -

NET (LOSS)                                        $  (796,940)      $ (487,710)

Net Loss Per Share                                      (0.01)           (0.16)

Weighted average number of
shares outstanding                                 32,790,140        3,087,534

                See accompanying notes to financial statements

                        WORLD-AM COMMUNICATIONS, INC.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY




                                     Common Stock           Additional     Retained
                                                             Paid-in       (deficit)
                                  Shares        Amount       capital                       Totals

Balance -   December 31, 1999      951,902           95      1,044,346      (1,498,709)      (454,268)

Stock issuance for subsidiary      712,208           71         60,855               -         60,926
Stock issuance for accounts
 payable                           245,334           25        293,975               -        294,000
Issuance of stock for cash          89,125            9        105,991               -        106,000
Issuance of stock for services      21,667            2             63               -             65
Issuance of stock for services     134,375           13        241,862               -        241,875
Issuance of stock for services     246,777           25              -               -             25
Issuance of stock for services   2,744,584          275              -               -            275
Net Loss for year                        -           -               -        (487,710)      (487,710)

Balance - December 31, 2000      5,145,972         515       1,747,092      (1,986,419)      (238,812)

Issuance of stock for services   8,272,615         827               -               -            827
Issuance of stock for services  11,762,500       1,176         351,699               -        352,875
Issuance of stock for services   2,763,410         276          27,358               -         27,634
Issuance of stock for services     550,000          55          10,945               -         11,000
Issuance of stock for services   3,300,000         330         164,670               -        165,000
Issuance of stock for services   2,855,000         286          85,364               -         85,650
Issuance of stock for cash       1,224,489         122          29,878               -         30,000
Issuance of stock for services     100,000          10           4,990               -          5,000
Issuance of stock for services     500,000          50               -               -             50
Issuance of stock for cash         416,667          42           9,958               -         10,000
Issuance of stock for services     380,000          38           7,762               -          7,800
Issuance of stock for services   4,517,000         452         180,228               -        180,680
Issuance of stock for services     200,000          20               -               -             20
Issuance of stock for services      27,730           3           1,106                          1,109
Net Loss for year                        -           -               -        (796,940)      (796,940)

Balance - December 31, 2001     42,015,383       4,202       2,621,050      (2,783,359)      (158,107)


                  See accompanying notes to financial statements

                            WORLD-AM COMMUNICATIONS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                   Year Ended      Year Ended
                                                   December 31     December 31
                                                      2001            2000

Cash Flows From Operating Activities:
 Net (Loss)                                        $  (796,940)    $  (487,710)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
   Depreciation and amortization                         2,745           4,756
   Stock issued for services                           837,645         242,239
   Loan cancelled by exchange of equipment              23,250
   Changes in assets and liabilities:
    Decrease (Increase) in accounts receivable          (3,212)        (20,290)
    Decrease (Increase) in inventory                    (4,630)        (13,534)
    Decrease (Increase) in accounts payable            (77,632)         67,266
    Increase in payroll liabilities                     11,497               -
   (Decrease) in accrued expenses                       (4,925)         48,171
                                                       784,738         328,608
Net Cash Used in Operating Activities                  (12,202)       (159,102)

Cash Flow From Investing Activities:
 Purchase of equipment                                  (4,903)         (9,610)
 Net Cash Used In Investing Activities                  (4,903)         (9,610)

Cash Flow From Financing Activities:
 Proceeds from issuance of common stock                 40,000         106,000
 Proceeds (payments) of notes payable                  (18,262)         66,317
 Net Cash Provided By Financing Activities              21,738         172,317

(Decrease) Increase in Cash                              4,633           3,605

Cash and Cash Equivalents - Beginning of period          3,605               -

Cash and Cash Equivalents - End of period                8,238           3,605

Supplemental Cash Flow Information:
 Cash paid for interest                                      -               -
 Cash paid for income taxes                                  -               -

                 See accompanying notes to financial statements

                         WORLD-AM COMMUNICATIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              DECEMBER 31, 2001

NOTE 1 - GENERAL

The Company

World-Am Communications, Inc. (the "Company") was incorporated in the state of Florida on July 1, 1994 under the name of Bedroc's of Brandon, Inc. The Company changed its name to World-Am Communications, Inc. on September 16, 1998. The Company's primary business operations are carried on at this time through its wholly owned subsidiary, Isotec, Inc., the acquisition of which was finalized in February 2000. Isotec is a designer, developer, and manufacture of Automated Passage Control, security and surveillance products using computer integrated video and beam technology products for traffic control and access.

Reorganization

The Company commenced operations in January 1995 as a family restaurant in Brandon, Florida. In September 1996, the restaurant closed for renovations and reopened in August 1997. In March 1998, the Company discontinued the restaurant operations (its only business segment) and wrote-off the net book value of the restaurant property and equipment.

In February 2000, the Company acquired all of the outstanding stock of Isotec, Inc by the purchase method. Isotec became the Company wholly-owned subsidiary. In May 2000, in a reverse acquisition, the Company acquired Allmon Corporation, a Delaware corporation, by the purchase method. Allmon Corporation was formed on March 6, 2000. At the time of purchase, Allmon had no operations.

During 1999, the Company changed its fiscal year end from June 30 to December 31.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements include the accounts of World-Am Communications, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

Basis of Accounting:

These financial statements are presented on the accrual method of accounting in accordance with accounting principles generally accepted in the United States. Significant principles followed by the Company and the methods of applying those principles, which materially affect the determination of financial position and cash flows, are summarized below:

Cash and Cash Equivalents

The Company considers all highly liquid debt instruments, purchased with an original maturity of three months or less, to be cash equivalents.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or fair market value. Inventories consist of finished goods only.

Use of Estimates:

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

Net earning (loss) per share

Net loss per share is based on the weighted average number of common shares and common share equivalents outstanding during the period.

Goodwill

The Company assesses the recoverability of goodwill periodically by determining whether the amortization of goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is charged to operations in the period in which goodwill impairment is determined by management. In the current fiscal year ended December 31, 2001, goodwill impairment of $8,462 was charged to operations.

Property and Equipment

The Company follows the practice of capitalizing property and equipment over $250 at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation is computed on the straight-line method over the following estimated useful lives:

     Office Equipment and Software               3 to 5 years
     Warehouse Equipment                         5 to 7 years

Revenue Recognition

Revenue from product and services are recognized at the time goods are shipped or services are provided to the customer, with an appropriate provision for returns and allowances. The estimated sales value of fixed price contracts in process is recognized under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date.

Fair Value of Financial Instruments

The carrying amount of accounts payable and accrued expenses are considered to be representative of their respective fair values because of the short-term nature of these financial instruments.

Other Comprehensive Income

The Company has no material components of other comprehensive income
(loss) and accordingly, net loss is equal to comprehensive loss in all periods.

Income Taxes:

The Company accounts for income taxes under Statement of Financial Accounting Standards ("SFAS") No. 109, which requires the asset and liability approach to accounting for income taxes. Under this method, deferred tax assets and liabilities are measured based on differences between financial reporting and tax bases of assets and liabilities measured using enacted tax rates and laws that are expected to be in effect when the differences are expected to reverse.

NOTE 3 - SHORT-TERM BORROWINGS

Short-term borrowings at December 31, 2001 consist of the following:

Note Payable to an individual, unsecured loan, due on demand,
with Interest rate of 8%.                                          $ 5,000

Advances from shareholder, unsecured, due on demand, 0%
interest, to pay for operations of Company                          17,295

                                                                   $22,295

NOTE 4 - CAPITAL STOCK TRANSACTIONS

In January 2000, the Company had a four-to-one reverse split of common shares authorized and outstanding. In October 2000, the Company also had a thirty-to-one reverse split of common shares authorized and outstanding. All share and per share amounts in the accompanying financial statements of the Company and notes thereto, have been retroactively adjusted to give effect to the stock splits.

NOTE 5 - SEGMENT INFORMATION

The Company operates primarily in a single operating segment, the development of security and surveillance devices for traffic control and access for banking and military customers.

NOTE 6 - INCOME TAXES

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

     Deferred tax assets
      Net operating loss carryforwards                  $2,783,359
      Valuation allowance for deferred tax assets       (2,783,359)
     Net deferred tax assets                            $        -

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2001, the Company had net operating loss carryforwards of approximately $2,783,359 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2009. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced significant losses. As of December 31, 2001, the current liabilities exceed the current assets by $169,249. As shown in the financial statements, the Company incurred a net loss of $796,940 in the current fiscal year.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 8 - COMMITMENTS AND CONTINGENCIES

Rental Operating Lease

In July 2000, the Company entered into lease agreements for office and warehouse space in Westminster, Colorado that expire in July 2003. Rental expense for the year was $30,187.

Minimum future lease payments under current lease agreements at December 31, 2001 are as follow:

           2002         $32,488
           2003         $16,640

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

4.4     Amended and Restated Employee Stock Incentive Plan, dated
        November 20, 2001 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on January 31, 2002).

4.5 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated November 20, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on January 31, 2002).

10.1    Consulting Agreement between the Registrant and Steve
        Vicory, dated January 1, 2001 (see below).

10.2 Consulting Agreement between the Registrant and Marcine Aniz Uhler, dated March 12, 2001 (see below).

10.3    Consulting Agreement between the Registrant and Victoria
        Teddi, dated March 12, 2001 (see below).

21      Subsidiaries of the Registrant (see below).