Form 10QSB
period 2002-03-31
WORLD AM COMMUNICATIONS INC
filed 2002-05-14
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002
OR

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

     As of March 31, 2002, the Registrant had 84,336,383 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes   No X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                         PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              REPORT ON REVIEW BY INDEPENDENT
              CERTIFIED PUBLIC ACCOUNTANT                                 3

              CONSOLIDATED BALANCE SHEET AS OF
              MARCH 31, 2002                                              4

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2002                           5

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2002 AND MARCH 31, 2001                           6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                  7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                         8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          10

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  10

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            10

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS        10

     ITEM 5.  OTHER INFORMATION                                          10

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           11

SIGNATURE                                                                11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

      REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
World-Am Communications, Inc.

We have reviewed the accompanying balance sheet of World-Am Communications, Inc. as of March 31, 2002 and the related statements of operations and cash flows for the three months ended March 31, 2002 and 2001, included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2002. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with accounting principles generally accepted in the United States.

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 10, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/  Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
May 10, 2002

                           WORLD-AM COMMUNICATIONS, INC.
                            CONSOLIDATED BALANCE SHEET
                                  MARCH 31, 2002
                                    (Unaudited)

ASSETS:

Current Assets:
 Cash                                                        $     9,944
 Accounts receivable                                              83,895
 Inventory                                                             -
 Prepaid expenses                                                  6,500
     Total Current Assets                                        100,339

Property and Equipment:
 Office equipment and computers                                   16,528
 Less accumulated depreciation                                    (5,886)
 Property and Equipment, net                                      10,642

TOTAL ASSETS                                                 $   110,981

LIABILITIES AND STOCKHOLDERS'  DEFICIT:

Current Liabilities:
 Accounts payable                                            $    82,360
 Taxes payable                                                   122,364
 Accrued expenses                                                  2,482
 Loan payable - current portion                                   42,517
   Total Current Liabilities                                     249,723

Stockholders'  Deficit:
 Common stock, $.0001 par value, 500,000,000
  shares authorized: 84,336,383 issued and
  outstanding at March 31, 2002                                    8,433
    Respectively
 Additional paid-in capital                                    3,737,849
 Retained deficit                                             (3,885,024)
Total Stockholders' Deficit                                     (138,742)

TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                 $   110,981

The accompanying notes are an integral part of these financial statements

                       WORLD-AM COMMUNICATIONS, INC.
                    CONSOLIDATED STATEMENTS OF OPERATIONS
                                (Unaudited)

                                                     Three Months Ended
                                                           March 31
                                                     2002          2001

REVENUES:                                          $   133,756     $    32,350

Cost Of Goods Sold                                      45,605             818

Gross Profit                                            88,151          31,532

OPERATING EXPENSES:
Sales and Marketing                                          -               -
General and Administrative                           1,189,816          67,344
Total Operating Expenses                             1,189,816          67,344

Net Loss from Operations                            (1,101,665)        (35,812)

OTHER INCOME/EXPENSES
Other income                                                 -               -
Other expenses                                               -               -

                                                             -               -

NET (LOSS)                                         $(1,101,665)   $    (35,812)

Weighted average number of
  shares outstanding                                56,122,383      13,227,233

Net Loss Per Share                                 $     (0.02)   $      (0.15)

The accompanying notes are an integral part of these financial statements

                            WORLD-AM COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                     Three Months Ended
                                                           March 31
                                                     2002          2001

Cash Flows From Operating Activities:
  Net (Loss)                                       $(1,101,665)    $  (35,812)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                           500              -
   Stock issued for services                         1,121,030          1,212
   Changes in assets and liabilities:
     Decrease (Increase) in accounts receivable        (60,393)        10,841
     Decrease (Increase) in inventory                   18,164          3,777
     Increase in prepaid expenses                       (6,500)
     Increase in accounts payable                      (16,211)         4,985
     Increase in payroll liabilities                    24,077         15,188
    (Decrease) in accrued expenses                       2,482          1,577
                                                     1,083,149         37,580
Net Cash Used in Operating Activities                  (18,516)         1,768

Cash Flow From Investing Activities:
  Purchase of equipment                                      -        (13,580)
  Net Cash Used In Investing Activities                      -        (13,580)

Cash Flow From Financing Activities:
  Proceeds from issuance of common stock                     -              -
  Proceeds from notes payable                           20,222          8,207
  Net Cash Provided By Financing Activities             20,222          8,207

(Decrease) Increase in Cash                              1,706         (3,605)

Cash and Cash Equivalents - Beginning of period          8,238          3,605

Cash and Cash Equivalents - End of period         $      9,944     $        -

Supplemental Cash Flow Information:
  Interest paid                                   $          -     $        -
  Taxes paid                                      $          -     $        -

The accompanying notes are an integral part of these financial statements

                         WORLD-AM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.  PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of World-Am Communications, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2002, and the results of operations and cash flows for the three months ended March 31, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001 contained in a Form 10-KSB.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Registrant's consolidated financial statements and notes thereto.

Results of Operations.

The following table presents, for the first quarter of the periods indicated, the dollar value which certain items reflected in the Registrant's Statement of Operations.

                                             2002                2001

Total revenues                              $   133,756         $   32,350
Cost of Goods Sold                               45,605                818

Gross Profit                                     88,151             31,532

Operating Expenses:
Sales and Marketing                                   -                 -
General and Administrative                   1,189,816             67,344

Net Loss from Operations                    (1,101,665)           (35,812)

Net Loss Per Share                               (0.02)             (0.15)

Interim results are not necessarily indicative of results for a full year.

(a)  Revenues.

     Revenues for the quarter ended March 30, 2002 were $133,756 as compared to $32,350 in 2001, for the corresponding period. The increase in revenues, approximately 414 %, was realized primarily in February and March, is attributed to dealer and direct orders for security products of the wholly owned subsidiary, Isotec.

(b)  General and Administrative Expenses.

     The general and administrative expense above reflects the impact of the use of Form S-8 common stock to compensate needed services by various professionals in the absence of equity funding. The Registrant may re-file the withdrawn Form SB-2 subsequent to the submission of this document.

(c)  Liquidity and Capital Resources

     The Registrant has required a substantial amount of working capital to fund its operations and market development. In the absence of expected equity investment, it has relied upon short term borrowings in the form of purchase order and invoice factoring and the use of Form S-8 common shares as mentioned above. As of March 30, 2002, the Registrant has no significant sources of liquidity.

     For the quarter ended March 30, 2002, Registrant had operating losses reflecting the developmental nature of the operation. It does however, foresee its efforts culminating in sufficient amounts of cash flow to service its debts.

     During 2001, and given the renewed interest in its products subsequent to the events of September 11, 2001, the Registrant was presented with business opportunities which it is currently pursuing with respect to stock acquisition of other synergistic companies, joint ventures and teaming arrangements. Management believes that it has the ability to attract the necessary capital to carry out its plan. Management also has targeted certain operating companies that may have an interest in entering into a business combination.

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

(d)  Impact of Inflation

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     On February 19, 2002, the Registrant and its president were named in a civil complaint filed in the United States District Court, District of Rhode Island. This action, Robert Hainey and Internet Marketing Solutions, Inc v. World-Am Communications, Inc. and James Alexander, C.A. No. 02-092T, alleges breach of contract, book account, quantum meruit, and non-payment of debt in connection certain services allegedly performed by the plaintiffs for the defendants and certain monies allegedly loaned by the plaintiffs to the defendants. The action seeks damages in an unspecified amount. The defendants dispute the claims of the plaintiffs and intend to defend themselves vigorously. In this regard, the defendants have filed an answer to the complaint. This case is still in the early stages of litigation and there can be no assurance as to the outcome of the action.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Other than as set forth below, the Registrant did not sell any unregistered (restricted) equity securities during the quarter ended March 31, 2002:

     On March 7, 2002, the Registrant issued 15,000,000 shares of common stock to the Registrant's president, James Alexander, as compensation under his employment agreement (see Exhibit 10.4 to this Form 10-QSB). These shares were valued at $15,000 ($0.001 per share).

     This sale was undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"), by the fact that:

     - the sale was made to a sophisticated investor as defined in Rule
       502;

     - the Registrant gave the purchaser the opportunity to ask questions and receive answers concerning the terms and conditions of the offering and to obtain any additional information which the Registrant possessed or could acquire without unreasonable effort or expense that is necessary to verify the accuracy of information furnished;

     - at a reasonable time prior to the sale of securities, the Registrant advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)2 of this section;

     - neither the Registrant nor any person acting on its behalf sold the securities by any form of general solicitation or general advertising; and

     - the Registrant exercised reasonable care to assure that the purchaser of the securities is not an underwriter within the meaning of Section 2(11) of the Act in compliance with Rule 502(d).

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

                                      World-Am Communications, Inc.



Dated: May 13, 2002                   By: /s/ James H. Alexander
                                      James H. Alexander, President

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

10.1    Consulting Agreement between the Registrant and Steve
        Vicory, dated January 1, 2001 (incorporated by reference to
        Exhibit 10.1 of the Form 10-KSB filed on April 16, 2002).

10.2 Consulting Agreement between the Registrant and Marcine Aniz Uhler, dated March 12, 2001 (incorporated by reference to
        Exhibit 10.2 of the Form 10-KSB filed on April 16, 2002).

10.3    Consulting Agreement between the Registrant and Victoria
        Teddi, dated March 12, 2001 (incorporated by reference to
        Exhibit 10.3 of the Form 10-KSB filed on April 16, 2002).

10.4    Employment Agreement between the Registrant and James
        Alexander, dated February 20, 2002 (see below).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 16, 2002).