Form 10QSB
period 2002-06-30
WORLD AM COMMUNICATIONS INC
filed 2002-08-14
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

     As of June 30, 2002, the Registrant had 102,672,550 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X.

                               TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

     REPORT ON REVIEW BY INDEPENDENT
     CERTIFIED PUBLIC ACCOUNTANT                                           3

     CONSOLIDATED BALANCE SHEET AS OF
     JUNE 30, 2002                                                        4

     CONSOLIDATED STATEMENTS OF OPERATIONS
     FOR THE THREE AND SIX MONTHS ENDED
     JUNE 30, 2002 AND JUNE 30, 2002                                      5

     CONSOLIDATED STATEMENTS OF CASH FLOWS
     FOR THE SIX MONTHS ENDED
     JUNE 30, 2002 AND JUNE 30, 2001                                      6

     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                           7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                         8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                          10

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                  10

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                            10

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
              OF SECURITY HOLDERS                                        10

     ITEM 5.  OTHER INFORMATION                                          10

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                           11

SIGNATURE                                                                11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

       REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
World Am Communications, Inc.
Westminster, Colorado

We have reviewed the accompanying balance sheet of World-Am Communications, Inc. as of June 30, 2002 and the related statements of operations for the three months and six months ended June 30, 2002 and 2001, and the related cash flows for the six months ended June 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2002. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity, and cash flows for the year then ended (not presented herein). In our report dated April 10, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/  Michael Johnson & Co., L.L.C.
Michael Johnson & Co., L.L.C.
Denver, Colorado
August 12, 2002

                       WORLD-AM COMMUNICATIONS, INC.
                        CONSOLIDATED BALANCE SHEET
                              JUNE 30, 2002
                               (Unaudited)

ASSETS:

Current Assets:
 Cash                                                      $    30,587
 Accounts receivable                                            64,914
 Inventory                                                       7,802
 Prepaid expenses                                                6,500
  Total Current Assets                                         109,803

Property and Equipment:
 Office equipment and computers                                 16,528
 Less accumulated depreciation                                  (6,386)
 Property and Equipment, net                                    10,142

Total Assets                                                   119,945

                LIABILITIES AND STOCKHOLDERS'  DEFICIT:

Current Liabilities:
 Accounts payable                                              110,919
 Taxes payable                                                 149,605
 Accrued expenses                                                2,282
 Loan payable - current portion                                 38,817
  Total Current Liabilities                                    301,623

Stockholders'  Deficit:
 Common stock, $.0001 par value, 500,000,000
 shares authorized: 102,672,550 issued and
 outstanding at June 30, 2002                                  10,267
 Additional paid-in capital                                 4,395,315
 Retained deficit                                          (4,587,260)
  Total Stockholders' Deficit                                (181,678)

Total Liabilities And Stockholders' Deficit                   119,945

The accompanying notes are an integral part of these financial statements

                      WORLD-AM COMMUNICATIONS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                   Three months ended         Six months ended
                                        June 30,                   June 30,
                                   2002          2001         2002        2001

Revenues                           $   89,677   $ 101,035  $ 223,433  $133,385

Cost of Goods Sold                     11,971      12,413     57,576    13,231

Gross Profit                           77,706      88,622    165,857   120,154

Operating Expenses:
 Sales and Marketing                        -           -          -         -
 General and Administrative           779,942     109,413  1,969,758   176,757
  Total Operating Expenses            779,942     109,413  1,969,758   176,757

Net Loss from Operations             (702,236)    (20,791)(1,803,901)  (56,603)

Other Income/Expenses:
 Other income                               -           -          -         -
 Other expenses                             -           -          -         -

                                            -           -          -         -

Net (Loss)                           (702,236)     (20,791)(1,803,901) (56,603)

Net Loss Per Share                     (0.007)     (0.0001)     (0.02)  (0.003)

Weighted average number of
shares outstanding               100,200,994   21,466,754 78,161,688 16,026,493

The accompanying notes are an integral part of these financial statements

                        WORLD-AM COMMUNICATIONS, INC.
                   CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Six Months Ended
                                                             June 30,
                                                         2002        2001

Cash Flows From Operating Activities:
 Net (Loss)                                          $(1,803,901) $  (56,603)
 Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization                             1,000       1,000
 Stock issued for services                             1,780,330       1,212
 Changes in assets and liabilities:
 Decrease (Increase) in accounts receivable              (41,412)     15,719
 Decrease (Increase) in inventory                         10,362      13,534
 Increase in prepaid expenses                             (6,500)          -
 Increase in accounts payable                             12,348       6,862
 Increase in payroll liabilities                          51,318      27,249
 (Decrease) in accrued expenses                            2,282       1,577
                                                       1,809,728      67,153
  Net Cash Used in Operating Activities                    5,827      10,550

Cash Flow From Investing Activities:
 Purchase of equipment                                         -     (24,553)
 Net Cash Used In Investing Activities                         -     (24,553)

Cash Flow From Financing Activities:
 Proceeds from issuance of common stock                        -           -
 Proceeds from notes payable                              16,522      16,167
 Net Cash Provided By Financing Activities                16,522      16,167

(Decrease) Increase in Cash                               22,349       2,164

Cash and Cash Equivalents - Beginning of period            8,238       3,605

Cash and Cash Equivalents - End of period                 30,587       5,769

Supplemental Cash Flow Information:
 Interest paid                                                 -           -
 Taxes paid                                                    -           -

The accompanying notes are an integral part of these financial statements

                         WORLD-AM COMMUNICATIONS, INC.
                 NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

1.  PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of World-Am Communications, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2002, and the results of operations for the three months and six months ended June 30, 2002 and 2001, and cash flows for the six months ended June 30, 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2001.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Registrant's consolidated financial statements and notes thereto.

Results of Operations.

(a)  Revenues.

     Revenues for the quarter ended June 30, 2002 were $89,677 as compared to $101,035 in 2001, for the corresponding period. For the six months ended June 30, 2002, revenues were $223,433 as compared to $133,385 for the corresponding period in 2001.

     The increase in revenues, approximately 167 %, was realized primarily in February and March, is attributed to dealer and direct orders for security products of the wholly owned subsidiary, Isotec, Inc.

(b)  General and Administrative Expense.

     The general and administrative expense reflects the impact of the use of Form S-8 stock to compensate needed services by various professionals in the absence of equity funding. The Registrant may re-file the withdrawn Form SB-2 subsequent to the submission of this document.

Liquidity and Capital Resources.

     The Registrant has required a substantial amount of working capital to fund its operations and market development. In the absence of expected equity investment, it has relied upon short-term borrowings in the form of purchase order and invoice factoring and the use of Form S-8 common shares as mentioned above. As of June 30, 2002, the Registrant had no significant sources of liquidity.

     For the quarter ended June 30, 2002, Registrant had operating losses reflecting the developmental nature of the operation; it does however, foresee its efforts culminating in sufficient amounts of cash flow to service its debts.

     During 2001, and given the renewed interest in its products subsequent to the events of September 11, 2002, the Registrant was presented with business opportunities which it is currently pursuing with respect to stock acquisition of other synergistic companies, joint ventures and teaming arrangements. Management believes that it has the ability to attract the necessary capital to carry out its plan. Management also has targeted certain operating companies that may have an interest in entering into a business combination.

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

     While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to carry out its business plan, there is no assurance of that occurring. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise approximately $1,000,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     Other than as set forth below, the Registrant did not sell any unregistered (restricted) equity securities during the quarter ended June 30, 2002:

     On May 13, 2002, the Registrant issued 5,000,000 shares of common stock to Paul Labarile, Secretary and a Director of the Registrant, for past services rendered to the company. These shares were valued at $5,000 ($0.001 per share).

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

     - at a reasonable time prior to the sale of securities, the Registrant advised the purchaser of the limitations on resale in the manner contained in Rule 502(d)(2) of this section;

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

                                        World-Am Communications, Inc.



Dated: August 13, 2002                  By: /s/ James H. Alexander
                                        James H. Alexander, President

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

10.4   Employment Agreement between the Registrant and James
       Alexander, dated February 20, 2002 (incorporated by reference to Exhibit 10.4 of the Form 10-QSB filed on May
       14, 2002).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 16, 2002).