Form 10QSB
period 2002-09-30
WORLD AM COMMUNICATIONS INC
filed 2002-11-14
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

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

     As of September 30, 2002, the Registrant had 154,423,399 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X.

                                TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              REPORT ON REVIEW BY INDEPENDENT
              CERTIFIED PUBLIC ACCOUNTANT                                    3

              CONSOLIDATED BALANCE SHEET AS OF
              SEPTEMBER 30, 2002                                             4

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2002 AND SEPTEMBER 30, 2001                      5

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THE NINE MONTHS ENDED
              SEPTEMBER 30, 2002 AND SEPTEBMER 30, 2001                      6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                            8

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             10

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     10

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               10

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           10

     ITEM 5.  OTHER INFORMATION                                             10

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              11

SIGNATURE                                                                   11

CERTIFICATION                                                               11

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

            REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
World Am Communications, Inc.
Westminster, Colorado

     We have reviewed the accompanying balance sheet of World-Am Communications, Inc. as of September 30, 2002 and the related statements of operations for the three months and nine months ended September 30, 2002 and 2001, and the cash flows for the nine months ended September 30, 2002 and 2001 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2002. These financial statements are the responsibility of the Company's management.

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

     We have previously audited, in accordance with generally accepted auditing standards, the balance sheet as of December 31, 2001, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated April 10, 2002, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2002 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

/s/  Michael Johnson & Co., L.L.C.
Michael Johnson & Co., L.L.C.
Denver, Colorado
November 6, 2002

                           WORLD-AM COMMUNICATIONS, INC.
                            CONSOLIDATED BALANCE SHEET
                                SEPTEBMER 30, 2002
                                    (Unaudited)

                                       ASSETS:

Current Assets:
Cash                                                        $    22,087
Accounts receivable                                              58,126
Inventory                                                        25,694
Prepaid expenses                                                 71,500
  Total Current Assets                                          177,407

Property and Equipment:
Office equipment and computers                                   16,528
Less accumulated depreciation                                    (6,386)
Property and equipment, net                                      10,142

Total Assets                                                    187,549

                LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
Accounts payable                                                 83,759
Taxes payable                                                   177,561
Lines of credit                                                   6,656
Note payable - current portion                                   38,817
  Total Current Liabilities                                     306,793

Stockholders'  Deficit:
Common stock, $.0001 par value, 500,000,000
shares authorized: 154,423,399 issued and
outstanding at September 30, 2002                                15,207

Additional paid-in capital                                    5,112,073
Retained deficit                                             (5,246,524)
Total Stockholders' Deficit                                    (119,244)

Total Liabilities and Stockholders' Deficit                     187,549

The accompanying notes are an integral part of these financial statements

                           WORLD-AM COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                 Three months ended      Nine months ended
                                   September 30,           September 30,
                                 2002          2001      2002         2001

Revenues                        $  110,138   $ 118,331  $  333,571  $ 251,716

Cost of Goods Sold                  44,698       9,683     102,274     22,914

Gross Profit                        65,440     108,648     231,297    228,802

Operating Expenses:
Sales and marketing                      -           -           -          -
General and administrative         724,704     289,093   2,694,462    465,850
  Total Operating Expenses         724,704     289,093   2,694,462    465,850

Net Loss from Operations          (659,264)   (180,445) (2,463,165)  (237,048)

Other Income/Expenses:
Other income                             -           -           -          -
Other expenses                           -           -           -          -
                                         -           -           -          -

Net (Loss)                        (659,264)   (180,445) (2,463,165)  (237,048)

Net Loss Per Share                  (0.006)     (0.001)      (0.02)     (0.01)

Weighted Average Number of
Shares Outstanding             119,139,500  32,790,140  113,027,444 21,614,375

The accompanying notes are an integral part of these financial statements

                           WORLD-AM COMMUNICATIONS, INC.
                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                          2002          2001
Cash Flows From Operating Activities:
Net (Loss)                                             $(2,463,165) $ (237,048)
Adjustments to reconcile net loss to net cash
    used in operating activities:
Depreciation and amortization                                1,000       1,000
Stock issued for services                                2,386,428     209,225
Changes in assets and liabilities:
Decrease (increase) in accounts receivable                 (34,624)    (46,550)
Decrease (increase) in inventory                            (7,530)     13,534
Increase in prepaid expenses                               (71,500)          -
Increase in accounts payable                               (14,812)     10,380
Increase in payroll liabilities                             79,274      35,790
(Decrease) in accrued expenses                               6,656      (3,331)

                                                         2,344,892     220,048

Net Cash Used in Operating Activities                     (118,273)    (17,000)

Cash Flow From Investing Activities:
Purchase of equipment                                            -     (24,553)
Net Cash Used In Investing Activities                            -     (24,553)

Cash Flow From Financing Activities:
Proceeds from issuance of common stock                     115,600      25,000
Proceeds from notes payable                                 16,522      18,131
Net Cash Provided By Financing Activities                  132,122      43,131

(Decrease) Increase in Cash                                 13,849       1,578

Cash and Cash Equivalents -
Beginning of period                                          8,238       3,605
Cash and Cash Equivalents - End of period                   22,087       5,183

Supplemental Cash Flow Information:
Interest paid                                                    -           -
Taxes paid                                                       -           -

The accompanying notes are an integral part of these financial statements

                            WORLD-AM COMMUNICATIONS, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                     (Unaudited)

1.  PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of World-Am Communications, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2002, and the results of operations for the three months and nine months ended September 30, 2002 and 2001, and cash flows for the nine months ended September 30, 2002 and 2001. Interim results are not necessarily indicative of results for a full year.

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

Results of Operations

(a)  Revenues.

     Revenues for the quarter ended September 30, 2002, were $110,138 as compared with $118,331 in 2001, for the corresponding period. For the nine months ended September 30, 2002, revenues were $333,571 as compared to $251,716 for the corresponding period in 2001.

     The year-to-date increase in revenues, approximately 133 %, was realized primarily in February and March, and is attributed to dealer and direct orders for security products of the wholly owned subsidiary, Isotec, Inc.

(b)  General and Administrative Expense.

     The general and administrative expense continues to reflect the impact of the use of Form S-8 stock to compensate needed services by various professionals in the absence of equity funding. The
Registrant may file a registration statement subsequent to the submission of this document.

Liquidity and Capital Resources

     The Registrant has required a substantial amount of working capital to fund its operations and market development. In the absence of expected equity investment, it has relied upon short-term borrowings in the form of purchase order and invoice factoring and the use of From S-8 common shares as mentioned above. As of September 30, 2002, the Registrant had no significant sources of liquidity.

     For the quarter ended September 30, 2002, Registrant had operating losses reflecting the developmental nature of its operation; it does however, foresee its efforts culminating in sufficient cash flows to service its debts.

     During 2001, and given the renewed interest in its products subsequent to the events of September 11, 2001, the Registrant was presented with business opportunities which is currently pursuing with respect to stock acquisition of other synergistic companies, joint ventures and teaming arrangements. Management believes that it has the ability to attract the necessary capital to carry out its plan. Management also has targeted certain operating companies that may have an interest in entering into a business combination.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant did not sell any unregistered (restricted) equity securities during the quarter ended September 30, 2002.

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

                                       World-Am Communications, Inc.



Dated: November 14, 2002               By: /s/ James H. Alexander
                                       James H. Alexander, President/Treasurer

                                 CERTIFICATION

I, James H. Alexander, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of World-Am Communications, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this quarterly report;

4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the Registrant and have:

     (a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to me by others within those entities, particularly during the period in which this quarterly report is being prepared;

     (b) evaluated the effectiveness of the Registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     (c) presented in this quarterly report my conclusions about the effectiveness of the disclosure controls and procedures based on my evaluation as of the Evaluation Date;

5. I have disclosed, based on my most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

     (a) all significant deficiencies in the design or operation of internal controls which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the Registrant's auditors any material weaknesses in internal controls; and

     (b) any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal controls;

6. I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Dated: November 14, 2002                /s/ James H. Alexander
                                        James H. Alexander,
                                        President/Treasurer

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