Form 10KSB
period 2002-12-31
WORLD AM COMMUNICATIONS INC
filed 2003-04-11
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-KSB
(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

                                          OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                            COMMISSION FILE NUMBER: 0-29897

                             WORLD-AM COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               Florida                                    59-3253968
(State or jurisdiction of incorporation or   (IRS Employer Identification No.)
             organization)

    1400 West 122nd Avenue, Suite 104, Westminster, Colorado    80234
          (Address of principal executive offices)            (Zip Code)

                          Registrant's telephone number
                                 (303) 452-0022

          Securities registered under Section 12(b) of the Exchange Act:

                                       None

          Securities registered under Section 12(g) of the Exchange Act:
                       Common Stock, $0.0001 Par Value

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) been subject to such filing requirements for
the past 90 days. Yes  [X]    No  [  ].

Check if there in no disclosure of delinquent filers in response to
Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [ ].

Issuer's revenue for its most recent fiscal year: $345,450.

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of January 31, 2003 was $5,345,195.

The number of shares outstanding of the issuer's class of common equity as of January 31, 2003 was 691,735,899.

Transitional Small Business Disclosure Format (check one): Yes [  ] No [X]

                                 TABLE OF CONTENTS

PART I

Item 1. Description of Business                                      Page 3
Item 2. Description of Property                                      Page 8
Item 3. Legal Proceedings                                            Page 8
Item 4. Submission of Matters to a Vote of Security Holders          Page 8

PART II

Item 5. Market for Common Equity and Related Stockholders Matters   Page 10
Item 6. Management's Discussion and Analysis of
        Financial Condition and Results of Operation                Page 11
Item 7. Financial Statements                                        Page 13
Item 8. Changes In and Disagreements with Accountants
        on Accounting and Financial Disclosure                      Page 13

PART III

Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a) of the
        Exchange Act                                                Page 13
Item 10. Executive Compensation                                     Page 15
Item 11. Security Ownership of Certain Beneficial
         Owners and Management                                      Page 16
Item 12. Certain Relationships and Related Transactions             Page 17
Item 13. Exhibits and Reports on Form 8-K                           Page 17
Signatures                                                          Page 17
Certification of the Chief Executive Officer Pursuant
to the Securities Exchange Act of 1934, Rule 13a-14 and
15d-14 As Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002                                          Page 18

PART I.

ITEM 1.  BUSINESS.

Business Development

     Pursuant to an Agreement and Plan of Merger ("Acquisition Agreement") effective May 11, 2000, World-Am Communications, Inc., a Florida corporation ("Registrant") organized in 1994, acquired 100% of all the outstanding shares of common stock ("Common Stock") of Allmon Corporation, a Delaware corporation ("Allmon") ("Acquisition").

     The Acquisition was approved by the Board of Directors and a majority of the shareholders of Allmon and the Registrant approved the Acquisition on May 11, 2000. The Acquisition is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended.

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

     The Registrant, under the name Bedroc's of Brandon, Inc., formerly operated a family restaurant located in Brandon, Florida, commencing operations in January 1995. On January 3, 1996, the restaurant closed for major renovations related to the changing of the theme of the restaurant. The Registrant completed renovations in July 1997 and reopened in August 1997 as the Garden Grille. In March 1998, the Registrant discontinued the restaurant operations (its only business segment) and preceded to write-off the net book value of the restaurant property and equipment. Later that year, the Registrant changed its name to "World-Am Communications, Inc." and commenced operations as a company that provided analog and digital cellular services in West Central Florida and provided digital and alphanumeric paging services under resale contracts. This business plan was unsuccessful and the Registrant did not have any further operations until February 2000.

     The current business of the Registrant was commenced in February 2000 after the Registrant, through a stock purchase agreement with Isotec, Inc., acquired all of the outstanding stock of this company. Isotec became the Registrant's wholly owned subsidiary. Shortly thereafter in April 2000, Isotec acquired all of the assets of Technology Development International is a sales and marketing company representing 23 products in the security industry. The Board of Directors believes that such products complement those of Isotec.

     On December 19, 2002, World Am Communications, Inc. (The
"Company") and Mercatus & Partners, Ltd. (the "Lender"), entered into a $1 million Collateral Loan Agreement and Promissory Note. The
Collateral Loan Agreement and Promissory Note provides for a $1 million loan to be made to the Company by Lender secured against shares of the Company's restricted stock. The shares will be held in trust until the loan is repaid. The shares may not be deposited into a brokerage account for sale by the Lender without proof of default by the Company.

     The terms of the lending agreement call for the Lender to fund the loan on or before January 31, 2003 (the "Funding Date"). In the event funding does not occur by the Funding Date, the Company may cancel the shares and terminate the agreement. The funding is pending.

     As of the date of this filing, Mercatus & Partners, Ltd. sent new loan terms to the Company. The Lender specified what they say are improved collateral and lending terms, which are still being negotiated.

     The proceeds of the loan will be available for working capital and general corporate purposes. The loan matures in five years.

Business of the Registrant

(a)  Registrant Overview.

     The Registrant is a Westminster, Colorado based company.
The Registrant, through its wholly owned subsidiary, Isotec, Inc., has developed and/or is in the process of developing innovative systems and processes to establish the Registrant in the field of "Transparent Security" and Automated Passage Control. The Registrant has installed systems for Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank and the United States Air Force.

     "Transparent Security" means any security measure that is unobtrusive and not noticed by those being monitored. For example, a metal detection system mounted in ordinary appearing door molding that is used to detect persons carrying weapons into a building, thereby alerting appropriate security personnel, and optionally to record a photo or video of the event while allowing security personnel an opportunity to evaluate and take appropriate action before the person carrying the unauthorized weapon is alerted to the fact they have been found out.

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

     Likewise, Isotec's product line has evolved from enclosed, inter-locked weapons detection and access control portals to "Transparent Security" and surveillance devices using computer integrated video and beam technologies.

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

     One key to the Registrant's future growth potential is its business team's reputation in the industry. This team consists of experienced engineers, business, marketing and manufacturing personnel, sales representatives and dealers. Future alliances/acquisitions under consideration are intended to move the Registrant into a place of prominence within the "Transparent Security" marketplace.

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

(d)  Characteristic Product Line

     Weapon Control Systems

     Passage Control Systems

     Asset Protection Systems

     Pedestrian Traffic Monitors

     Pedestrian Counters

     Digital Occupancy

     Access Control Sensor Systems

(e)  Product Manufacturing

     Isotec performs the fabrication, assembly and test of the products in its own leased facilities. Isotec employs experienced mechanical and electronic personnel, equipment and maintains contract-manufacturing agreements to perform manufacturing as required. In addition, World Am has entered into a Joint Venture Agreement with Comfort Virtue Construction Product CO., Ltd. of Beijing, PRC ("Comfort"). The terms of the Joint Venture Agreement call for Comfort to manufacture three selected Isotec APC models for domestic and international distribution. Some components of the Isotec APC models may continue to be manufactured in the United States, upon the parties' mutual agreement.

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

     Over the past twenty years, systems designed by the Registrant, have been installed at the following locations:

Department of Energy                             US Air Force
Lawrence Livermore National Laboratories         Cape Canaveral AFB
Pantex Plant                                     Vandenberg AFB
Savannah River Project                           Falcon AFB
Rocky Flats Plant                                Ellsworth AFB
EG&G                                             Kirtland AFB
Sandia National Laboratories                     Minot AFB
Los Alamos National Laboratories

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

(i)  Product Quality and Customer Service

     The Registrant's goal is to become the leader in the design and manufacture of quality built passage control and "Transparent Security" security devices through the use of approved material and finish suppliers and the use of in house quality standards and procedures. The Registrant takes a proactive approach to customer needs and satisfaction through continued contact, problem resolution, product improvement, innovative features and cost reduction efforts.

(j)  The Market

     According to SDM Top Systems Integrators Report, (July 2002) America's largest integrators booked $2.4 billion in security projects in 2001, up from $1.8 billion in the previous year. More than 25,000 new projects were started; however, integrators report that an average of 31 percent of revenue comes from add-ons. The size of the "Transparent Security" segment has not been ascertained by independent sources. *Source: SDM Top Systems Integrators Report, July 2002

     Although management believes Isotec can secure a sizable portion of the market, capacity and conservatism have driven the sales estimates. The estimate of market share is therefore set at 3-5% assuming managed growth and adequate capitalization.

     Isotec intends to address the commercial, national and international market areas through a network of established dealers/installers and foreign OEM'S. Government requirements will be handled directly by the Registrant and its sales personnel.

Management and Organization

     The ultimate success of the Registrant and its subsidiaries, will be its management's ability to:

     Develop its dealer network nationally and worldwide in order to increase revenues.

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

ITEM 2.  DESCRIPTION OF PROPERTY

     At its offices in Westminster, Colorado, which the Registrant leases, it owns approximately $23,772 of miscellaneous office
furniture and equipment, including computers.   These offices consist
of (a) an executive office of 1,976 square feet with a rental rate of $2,900.50 per month; and (b) a manufacturing facility of 4,500 square feet with a rental rate of $2,556.55 per month. The office premises are leased for a term of three years commencing March 2003; and the manufacturing facility is subject to a three-year lease, which commenced in July 2000.

ITEM 3.  LEGAL PROCEEDINGS.

    Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     On February 19, 2002, the Registrant and its president were named as defendants in a civil complaint filed in the United States District Court, District of Rhode Island. Plaintiffs, Robert Hainey and Internet Marketing Solutions, Inc allege breach of contract, book account, quantum merit, and non-payment of debt in connection certain services allegedly performed by the plaintiffs for the defendants and certain monies allegedly loaned by the plaintiffs to the defendants. Plaintiffs seek damages in an unspecified amount. The defendants have disputed the claims and intend to defend against this action vigorously. Defendants have filed an answer to the complaint and a motion for change of venue. Although management believes the claims are without merit this case is still in the early stages of litigation and there can be no assurance as to the outcome of the action.

    On December 11, 2002, Isotec, Inc. was named in a civil complaint filed in Adams County District Court, Colorado. Plaintiffs, Harsh Development, LLC et al., allege defaults of contractual obligations and nonpayment of debt in connection with services alleged to have been performed by the plaintiffs for the benefit of defendants. Plaintiffs seek damages of approximately $61,000.00. Defendants have failed an answer to the complaint and will conduct discovery as the case progresses into the discovery stage. Although management believes the claims are without merit this case is still in the early stages of litigation and there can be no assurance as to the outcome of the action.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     The following matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise:

(a) The meeting was the Registrant's annual meeting and was held on Friday, December 6, 2002.

(b) The meeting involved the election of the following directors:
James H. Alexander, David E. Forbes, Al Youngs, Steve Zamzow, and
Willis J. Kollars

(c) Matters voted upon at the meeting:


Matters voted upon            No. of votes      No. of votes      No. of votes      No. of        No. of
at the meeting                cast for          cast against       withheld       abstentions     broker
                                                                                                 non-votes

1. Election of directors
James H. Alexander            81,410,960             -                188              -             -
David E. Forbes               81,410,960             -                188              -             -
Al Youngs                     81,410,960             -                188              -             -
Steve Zamzow                  81,410,960             -                188              -             -
Willis J. Kollars             81,410,960             -                188              -             -

2. Appointment of             81,410,968             -                180              -             -
Michael Johnson &
Co., L.L.C. as
the Company's
independent
auditors for the
new fiscal year
commencing on
January 1, 2003;

3. Approve an                 81,410,995             -                153               -            -
Agreement and
Plan of Merger
between World-Am
Communications,
Inc. (Florida)
and World-Am
Communications,
Inc. (Nevada)
("Merger") for
the sole purpose
of re-domiciling
the Company to
the State of Nevada.

*Mr. Zamzow resigned his position as a director of Registrant on December 7, 2002.

                                     PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information.

     The Registrant's common stock trades on the Over the Counter Bulletin Board under the symbol "WLDI". The Registrant began using this symbol on December 1, 2000 following a 30 for 1 reverse split; prior to that, the Registrant traded under the symbol "WLDC".

     The range of closing prices shown below is as reported by these markets. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions.

                                  High Sales Price      Low Sales Price

2002  First Quarter                  $0.06                 $0.02
      Second Quarter                  0.05                  0.01
      Third Quarter                   0.03                  0.01
      Fourth Quarter                  0.02                  0.01
2001  First Quarter                   0.78                  0.02
      Second Quarter                  0.13                  0.01
      Third Quarter                   0.05                  0.02
      Fourth Quarter                  0.11                  0.03
2000* First Quarter                   3.00                  1.12
      Second Quarter                  1.62                  0.37
      Third Quarter                   1.44                  0.37
      Fourth Quarter                  2.12                  0.22

* The Registrant's common stock (under Allmon Management prior to the merger on May 9, 2000) originally commenced trading on the Pink Sheets LLC on February 10, 2000.

Holders of Common Equity

     As of March 31, 2003, the Registrant had approximately 378 shareholders of record of the Registrant's common stock.

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

Equity Securities Sold Without Registration.

     The Registrant made the following sales of unregistered securities during the fiscal year ended December 31, 2002:

During the first quarter of 2002, the Registrant issued 15,000,000 shares of common stock to the Registrant's president, James
Alexander, as compensation under his employment agreement.

During the second quarter of 2002, the Registrant issued 5,000,000 shares of common stock to Paul Labarile, then Secretary and a Director of the Registrant, for past services rendered to the company.

The Registrant did not sell any unregistered (restricted) equity securities during the third quarter.

During the fourth quarter the Registrant and Mercatus & Partners, Ltd. (the "Lender"), entered into a $1 million Collateral Loan Agreement and Promissory Note. The Collateral Loan Agreement and Promissory Note provides for a $1 million loan to be made to the Company by Lender secured against shares of the Company's restricted stock. The Registrant issued 500,000 shares in connection with the Collateral Loan Agreement.

During the fourth quarter of 2002, the Registrant issued 11,000,000 shares of common stock to Probe Associates, Inc. for consulting services.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Results of Operations

     The following table presents, for the periods indicated, the dollar value and percentage relationship, which certain items reflected in the Registrant's Statement of Operations. This percentage shows the percent as it relates to the total revenue.

                                           2002               2001

Total Revenues                    $345,450        100.0%    $308,878   100.0%
Cost of Goods Sold                $196,234         56.8%     $83,782    27.1%

Gross Profits                     $149,216         43.2%    $225,096   100.0%

Operating Expenses:
Sales and Marketing                      -            -            -        -
General and Administrative      $3,466,439            -    1,021,836        -

Net Loss from Operations       ($3,317,223)                ($796,940)

(a)  Revenues

     Revenues for the year ended December 31, 2002 were $345,450 as compared to $308,878 in 2001.

     The increase in revenues, 14.7%, is attributed to the development stage the Registrant enjoyed in 2001 and the filing of an S8 registration in 2002 thereby permitting the acquisition of sales, marketing, advertising, business and legal talent to complete product development and continue marketing activities to increase the dealer network and position the company to participate in market growth expected in, in the absence of operational funding.

(b)  General and Administrative Expense

     The general and administrative expense above reflects the impact of the use of S-8 stock to compensate needed services by various professionals in the absence of equity funding. The Registrant expects to utilize a private placement or other equity offering during 2003.

Liquidity and Capital Resources

     The Registrant has required a substantial amount of working capital to fund its operations and market development. In the absence of expected equity investment, it has relied upon short-term borrowings in the form of purchase order and invoice factoring and the use of S-8 common shares as mentioned above. The Registrant has also relied upon extended payment of its trade accounts, which has been significantly reduced from FY2001, and other liabilities to maintain operations in anticipation of capital investment. As of December 31, 2002, the Registrant had total current liabilities of approximately $280,845, up from $219,153 the previous year, and no significant sources of liquidity.

     For the years ended December 31,2002, and 2001, Registrant had operating losses reflecting the developmental nature of the operation, it does however, foresee its efforts culminating in sufficient amounts of cash flow to service its debts.

     During 2002, and given the renewed interest in its products subsequent to the events of September 11th, the Registrant was presented with business opportunities which it is currently pursuing with respect to stock acquisition of other synergistic companies, joint ventures and teaming arrangements. Management believes that it has the ability to attract the necessary capital to carry out its plan and has targeted certain operating companies that may have an interest in entering into a business combination or similar transaction.

     In addition to the above-mentioned private placement, the Registrant is also exploring other sources of financing in lieu of or in addition to the equity line of credit to fund related businesses and provide the Registrant with the ability to liquidate, modify, extend or otherwise satisfy the indebtedness of the Registrant.
While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to carry out its business plan, there is no assurance of that occurring.

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

Forward Looking Statements

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

ITEM 7.  FINANCIAL STATEMENTS.

     Financial statements as of and for the year ended December 31, 2002, and for the year ended December 31, 2001 are presented in a separate section of this report following Item 13.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS AND COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

Directors and Executive Officers

     The names, ages, and respective positions of the directors and executive officers of the Registrant are set forth below. The Directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement,
of which none currently exist or are contemplated.   There are no
arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. There are no legal proceedings involving the officers and directors of the Registrant except as noted in Item 3. Legal Proceedings herein.

(a)  James H. Alexander, Chief Executive Officer/Director.

     James H. Alexander, age 65, has been President and Chief
Executive Officer of the Company since February 18, 2000, the date that Isotec, Inc. became a wholly owned subsidiary of the Company.
Mr. Alexander was the founder of Isotec, Inc., a company engaged in the design, manufacture and installation of access control portals for the security markets involving weapons detection and asset protection, personnel and material, control for federal and state government, financial institutions, and business/commercial applications.

     In 1992, he founded T.D.I., Inc. and has been its President since that time. Such company is engaged in sales and marketing of security products, consulting, fund raising, acquisition and mergers of established and start-up hi-technology firms. From 1992 through 1997, Mr. Alexander was General Manager and Chief Operating Officer of Zykronix, Inc., a company that designs and produces the world's smallest computers for the industrial and commercial markets. As Chief Operating Officer of such company from 1995 through 1997, he was responsible for restructure of the organization and all business activities of the company including Profit and Loss statements, production, sales and marketing, contracts, materials, finance and administration. During 1997 and 1998, Mr. Alexander also was the managing broker and a consultant to Lafayette Century 21 Agency-Corp. Relocation and Marketing located in Colorado and from January 1993 to November 1995 was the director of corporate relocations for Moore and Company Realtors located in Boulder, Colorado.

(b)  David E. Forbes, Secretary/Director.

     Mr. Forbes, age 56, joined the board of directors in June 2002. Mr. Forbes also serves as the Chief Executive Officer of Quo Vadis International, and is President, Boyd Forbes Inc.

     He has over 30 years experience in law enforcement. commercial and industrial security-related risk management, and service sector business management. A former head of Thames Valley Police Fraud Squad, trained as New Scotland Yard he was raised and educated to university post-graduate level in England, and is the Co-Founder, past Chairman and current member of the Loughborough University Security Forum. He is also a member of the American Society for Industrial Security, the National Cargo Security Council, the
National Legislative Services and Security Association and the
Colorado Crime Prevention Association.

     As global head of security for a major logistics organization, prior to becoming an independent consultant in 1993, Mr. Forbes was responsible for the selection, training and leadership of a regional
security management team covering 140 countries.   His expertise
includes the design and implementation of security programs that successfully combine manpower technology and business goal delivery. He has directed and supervised the introduction of security systems for corporate offices, computer suites, aviation facilities and logistics warehouses in several countries. Mr. Forbes' numerous and varied executive consultant projects include advising the State of Colorado since 1999 on the policy, procedures and equipment requirements of the State Capitol security program.

     Media interviews have led to articles about his work being published in magazines and newspapers as far apart as the United Kingdom, Australia, Singapore and the United States. Television and radio entities featuring interviews with Mr. Forbes include the BBC, CNN, Fox News International, NBC, MSNBC, Channel 9News Denver, CBS Channel 4 Denver, Fox Channel 31 Denver, WB2 News Denver, Radio KHOW Denver, Radio Colorado (Sept 11 special, and Sept 17 Winning on Wall Street) Radio KYGO Denver, Radio KMOX St. Louis, Radio KSON San Diego and Radio KTSA San Antonio. News journalists, particularly from the Denver Post, the Denver Business Journal and the Rocky Mountain News as well as local TV stations continue to call upon him for comment, virtually on a weekly basis. Mr. Forbes is also the Host Presenter of The Security Show a Radio Colorado Network weekly guest talk show.

(c)  Willis J. Kollars, Director.

     Mr. Kollars, age 59, joined the board of directors in June 2002. Willis J. Kollars, is currently an Administrative Hearing Officer (Administrative Judge) with the U.S. Department of Agriculture National Appeals Division and has been serving in that position for more than fourteen years. Judge Kollars is retired from the U.S. Navy where he served for 25 years as a paralegal in the Judge Advocate General Corps (JAG). While with JAG, Judge Kollars helped found the paralegal community for the U.S. Navy, developed curriculum for the training of paralegals, and authored six textbooks for use in the development of paralegals in all branches of military service.

     Judge Kollars is a member of the National Association of Administrative Law judges (NAALJ) and a former member of the Board of Governors for NAALJ, including service as Secretary for the Board. Judge Kollars is a member of the faculty pool for the National Judicial College, and is certified as an instructor in Criminal Justice and Law Management. He is currently an administrative hearing officer with the U. S. Department of Agriculture, National Appeals Division and has been serving in that position for past fourteen years. Mr. Kollars conducts administrative law hearings for the Secretary of Agriculture and currently hears appeals of adverse decisions rendered by 13 of the 29 agencies under the Secretary of Agriculture. Mr. Kollars is retired from the U. S. Navy where he served for 25 years as a paralegal in the Judge Advocate General Corps (JAG). While with JAG, Mr. Kollars helped found the paralegal community for the U.S. Navy, developed curriculum for the training of paralegals, and authored six textbooks for use in the development of paralegals in all branches of military service.

(d)  Al Youngs, Director.

     Mr. Youngs, age 55, B.S., M.A., J.D. is the Community Resource Division Chief of the Lakewood Police Department, Colorado, where he has held command positions of every division. He is a graduate of the FBI National Academy, an adjunct professor at Metropolitan State College and the University of Phoenix. He has served as president of several prestigious national and international progressive law enforcement associations, notably the Society of Police Futurists International. He is a member of Leadership Denver Board of Directors, a recent class coordinator of the Senior Management Institute for Police, sponsored by the Harvard, Kennedy School of government and is a consultant for the Police Executive Research Forum, U.S. Department of Justice.

Compliance with Section 16(a) of the Exchange Act

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

     Based upon review of Forms 3, 4, and 5 (and amendments thereto) and written representations provided to the Company by executive officers, directors and shareholders beneficially owning 10% or greater of the outstanding shares, the Company believes that such persons filed pursuant to the requirements of the Securities and Exchange Commission on a timely basis.

ITEM 10.  EXECUTIVE COMPENSATION.


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

James Alexander 2002    $32,500                          $375,000     3,600,000
                2001    $32,500                          $141,000     2,700,000
                2000    $32,500                              -            -

Paul M.         2002       -                                 -            -
Labarile*       2001    $32,500                          $141,000     2,700,000
                2000    $32,500                              -            -

*Mr. Labarile resigned effective as of April 15, 2002.

Employment Contract.

As of December 31, 2002, the Registrant had not entered into any employment agreement with any officer and/or director of the Registrant, except the executive compensation agreement with James H. Alexander, CEO.

On February 20, 2002, the Company entered into an employment agreement with Mr. Alexander for the term of three years. Under the terms of this agreement, the Company agrees to pay the following compensation:

A fixed salary in the amount of $30,000 per year, is payable in equal installments according to the Company's regular payroll schedule. This salary is to be reviewed from time to time during the term of this Agreement by the Corporation's board of directors or Compensation and Benefits Committee of the Board. In addition, Mr. Alexander is to be issued: (a) 14,400,000 shares of the Company's common stock pursuant to the terms of the Employee Stock Purchase Plan to be adopted by the Company and registered under a Form S-8. These shares shall vest in equal installments of 1,200,000 shares quarterly over the three-year term; and (b) 15,000,000 restricted shares of common stock. Also, Mr. Alexander, his dependents and beneficiaries are entitled to participate in any pension, profit sharing, medical reimbursement, insurance or other employee payment or benefit plan of the Company as may be in effect from time to time, subject to the participation standards and other terms thereof, to the same extent as other officers under the benefit practices of the Company. Finally, Mr. Alexander is entitled to receive 15% of the Company's net profits.

Other Compensation.

     (a) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2002 provided for or contributed to by the Registrant.

     (b) No remuneration is proposed to be paid in the future directly or indirectly by the Registrant to any officer or director since there was no existing plan as of December 31, 2002 which provides for such payment, except for an employee stock incentive plan. The Registrant had granted options to purchase 18,600,000 shares of common stock pursuant to the 2002 Stock Compensation Plan during the fiscal year ended December 31, 2002.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The following table sets forth information regarding the beneficial ownership of shares of the Registrant's common stock as of January 31, 2003 (691,735,899 issued and outstanding) by (i) all stockholders known to the Registrant to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Registrant, individually and as a group:

Title of      Name and Address of                Amount of        Percent of
Class         Beneficial Owner (1)               Beneficial         Class
                                                 Ownership (2)

Common Stock  James H. Alexander                 23,586,493 (3)       0.0351%
              1200 West 122nd Avenue
              Suite 104
              Westminster, CO  80234

Common Stock  Al Youngs                                   0           0.00%
              1200 West 122nd Avenue
              Suite 104
              Westminster, CO  80234

Common Stock  David E. Forbes                             0           0.00%
              1200 West 122nd Avenue
              Suite 104
              Westminster, CO  80234

Common Stock  Willis J. Kollars                  1,200,000 (4)       0.0019%
              1200 West 122nd Avenue
              Suite 104
              Westminster, CO  80234

Common Stock  Shares of all directors and      24,786,493            0.37%
              executive officers as a
              group (4 persons)

(1) Except as noted in any footnotes below, each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2) Other than as footnoted below, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. The amount owned is based on issued common stock, as well as stock options, which are currently exercisable.

(3) Included within this amount are options to purchase 2,700,000 shares of common stock of the Registrant, which were granted on September 20, 2002, pursuant to the Registrant's Employee Stock Incentive Plan. These options are currently exercisable at a price equal to 75% of the closing bid price on the date of exercise, and will expire on September 20, 2012.

(4) 900,000 shares issued and received, and 300,000 shares issued but not yet acquired by Mr. Kollars.

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Dated: April 11, 2003
World Am Communications, Inc.
By: /s/ James H. Alexander
James H. Alexander, President

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Dated: April 11, 2003
By: /s/ James H. Alexander
James H. Alexander, President/
Chief Executive Officer/
Treasurer (principal financial
and accounting officer)/Director

Dated: April 11, 2003
By: /s/ David E. Forbes
David E. Forbes, Secretary/Director

Dated: April 11, 2003
By: /s/ Willis J. Kollars
Willis J. Kollars, Director

Dated: April 11, 2003
By: /s/ Al Youngs
Al Youngs, Director

        CERTIFICATION OF THE CHIEF EXECUTIVE OFFICER PURSUANT TO THE SECURITIES EXCHANGE ACT OF 1934, RULES 13a-14 AND 15d-14 AS ADOPTED
          PURSUANT TO SECTION 302 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of World Am Communications, Inc. (the "Company") on Form 10-KSB for the year ended December 31, 2002 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, James H. Alexander, Chief Executive Officer of the Company, certify, pursuant to Rules 13a-14 and 15d-14 of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, that:

1. I have reviewed this annual report on Form 10-KSB of World Am
Communications, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

/s/ James H. Alexander
James H. Alexander
Chief Executive Officer
April 11, 2003


                        INDEX TO FINANCIAL STATEMENTS

                                                                Page

Report of Independent Auditor                                   Page 20
Balance Sheet as of December 31, 2002 and
     December 31, 2001                                          Page 21
Statement of Operations                                         Page 22
Statement of Changes in Stockholders' Equity                    Page 23
Statement of Cash Flows                                         Page 25
Notes Financial Statements                                      Page 26-30


                          INDEPENDENT AUDITOR'S REPORT


To the Board of Directors
World-Am Communications, Inc.
Westminster, Colorado

We have audited the accompanying balance sheets of World-Am
Communications, Inc. as of December 31, 2002 and 2001, and the related statements of operations, cash flows, and changes in stockholders' equity for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial positions of World-Am Communications, Inc. at December 31, 2002 and 2001, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles.

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


Denver, Colorado
March 29, 2003

                          WORLD AM COMMUNICATIONS, INC.
                                 Balance Sheet
                           December 31, 2002 and 2001

                                                      2002        2001

ASSETS:
Current Assets:
  Cash                                              $   25,411   $      8,238
  Accounts receivable                                    7,015         23,502
  Inventory                                              6,601         18,164
     Total Current Assets                               39,027         49,904

Fixed Assets:
  Furniture and equipment                               16,528         16,528
  Less accumulated depreciation                         (8,834)        (5,386)
   Net Fixed Assets                                      7,694         11,142

TOTAL ASSETS                                            46,721         61,046

                          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities:
  Accounts payable                                      56,236         98,571
  Taxes payable                                        204,738         98,287
  Lines of credit                                        6,666              -
  Short-term borrowings                                 13,205         22,295
    Total Current Liabilities                          280,845        219,153

Stockholders' Deficit:
  Preferred stock, $.0001 par value,
80,000,000 shares authorized, none issued and
outstanding                                                  -              -
  Common stock, $.0001 par value;
800,000,000 shares authorized, 679,735,899 and
42,015,383 shares issued and outstanding,
respectively                                            67,973          4,202
  Additional paid-in capital                         5,556,682      2,621,050
  Accumulated deficit                               (5,858,779)    (2,783,359)
    Total Stockholders' Deficit                       (234,124)      (158,107)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT             46,721         61,046

The accompanying notes are an integral part of these financial statements.


                           WORLD AM COMMUNICATIONS, INC.
                              Statement of Operations

                                                          2002          2001

REVENUES:                                               $  345,450   $ 308,678

COST OF GOODS SOLD:                                        196,234      83,782

GROSS PROFIT                                               149,216     224,896

OPERATING EXPENSES:
  Sales and marketing                                            -           -
  General and administrative                             3,466,439   1,021,836
Total Operating Expenses                                 3,466,439   1,021,836

Net Loss from Operations                                (3,317,223)   (796,940)

OTHER INCOME/EXPENSES
Other income                                               241,803           -
Other expenses                                                   -           -
                                                           241,803           -

NET LOSS                                                (3,075,420)   (796,940)

Weighted average number of
  shares outstanding                                   128,211,036  32,790,140

Basic and diluted net loss per share                        (0.024)     (0.024)

The accompanying notes are an integral part of these financial statements.


                            WORLD AM COMMUNICATIONS, INC.
                        Statement of Stockholders' Deficiency

                                Common Stock
                                                      Additional
                                                       Paid-In               Retained
                              Shares      Amount       Capital                Deficit           Total

Balance - December 31 2000    5,145,972   $     515    $ 1,747,092         $(1,986,419)      $  (238,812)

Issuance of stock for
services                      8,272,615         827              -                   -               827
Issuance of stock for
services                     11,762,500       1,176        351,699                   -           352,875
Issuance of stock for
services                      2,763,410         276         27,358                   -            27,634
Issuance of stock for
services                        550,000          55         10,945                   -            11,000
Issuance of stock for
services                      3,300,000         330        164,670                   -           165,000
Issuance of stock for
services                      2,855,000         286         85,364                   -            85,650
Issuance of stock for
cash                          1,224,489         122         29,878                   -            30,000
Issuance of stock for
services                        100,000          10          4,990                   -             5,000
Issuance of stock for
services                        500,000          50              -                   -                50
Issuance of stock for
cash                            416,667          42          9,958                   -            10,000
Issuance of stock for
services                        380,000          38          7,762                   -             7,800
Issuance of stock for
services                      4,517,000         452        180,228                   -           180,680
Issuance of stock for
services                        200,000          20              -                   -                20
Issuance of stock for
services                         27,730           3          1,106                   -             1,109
Net Loss for year                     -           -              -            (796,940)         (796,940)
Balance - December 31 2001   42,015,383       4,202      2,621,050          (2,783,359)         (158,107)

Issuance of stock for
services                      1,727,500         172         68,928                   -            69,100
Issuance of stock for
services                      2,000,000         200         79,800                   -            80,000
Issuance of stock for
services                      2,800,000         280        111,720                   -           112,000
Issuance of stock for
services                      4,175,000         417        124,833                   -           125,250
Issuance of stock for
services                      1,706,000         171         51,009                   -            51,180
Issuance of stock for
services                        500,000          50          9,950                   -            10,000
Issuance of stock for
services                      3,550,000         355        177,145                   -           177,500
Issuance of stock for
services                     15,000,000       1,500        148,500                   -           150,000
Issuance of stock for
services                        600,000          60         23,940                   -            24,000
Issuance of stock for
services                      6,000,000         600        299,400                   -           300,000
Issuance of stock for
services                      4,262,500         426        170,074                   -           170,500
Issuance of stock for
services                      9,871,500         988        393,872                   -           394,860
Issuance of stock for
services                      1,050,000         105         41,895                   -            42,000
Issuance of stock for
services                      5,000,000         500        149,500                   -           150,000
Issuance of stock for
services                        266,667          27          7,973                   -             8,000
Issuance of stock for
services                        250,000          25          7,475                   -             7,500
Issuance of stock for
services                      1,898,000         189         56,751                   -            56,940
Issuance of stock for
services                      3,870,000         387         57,663                   -            58,050
Issuance of stock for
services                        750,000          75         10,425                   -            10,500
Issuance of stock for
services                        500,000          50          7,450                   -             7,500
Issuance of stock for
services                      6,258,827         626         99,515                   -           100,141
Issuance of stock for
services                      3,960,500         396         90,696                   -            91,092
Issuance of stock for
services                      1,500,000         150         26,850                   -            27,000
Issuance of stock for
services                      2,211,522         221         50,644                   -            50,865
Issuance of stock for
services                      1,100,000         110         18,590                   -            18,700
Issuance of stock for
services                     14,250,000       1,425        240,825                   -           242,250
Issuance of stock for
services                     15,000,000       1,500        148,500                   -           150,000
Issuance of stock for
services                      1,050,000         105         10,395                   -            10,500
Issuance of stock for
services                      1,000,000         100          9,900                   -            10,000
Issuance of stock for
services                      6,900,000         690         68,310                   -            69,000
Issuance of stock for
services                      3,612,500         361         35,764                   -            36,125
Issuance of stock for
collateral of loan          500,000,000      50,000              -                   -            50,000
Issuance of stock for
services                     13,750,000       1,375        136,125                   -           137,500
Issuance of stock for
services                      1,350,000         135          1,215                   -             1,350
Net loss for year                     -           -              -          (3,075,420)       (3,075,420)
Balance - December 31 2002  679,735,899      67,973      5,556,682          (5,858,779)         (234,124)


The accompanying notes are an integral part of these financial statements.


                             WORLD AM COMMUNICATIONS, INC.
                                 Statement of Cash Flows

                                                     2002           2001

Cash Flows From Operating Activities:
  Net (Loss)                                      $ (3,075,420)     $ (796,940)
 Adjustments to reconcile net loss to net cash
   used in operating activities:
    Depreciation and amortization                        3,448           2,745
    Issuance of common stock for services            3,012,608         837,645
    Forgiveness of loan                               (241,803)
    Loan cancelled by exchange of equipment                  -          23,250
   Changes in assets and liabilities:
     (Decrease) Increase in accounts receivable         16,487          (3,212)
     (Decrease) Increase in inventory                   11,563          (4,630)
     (Decrease) Increase in accounts payables          (42,335)        (77,632)
     Increase in payroll liabilities                   106,451          11,497
     (Decrease) in accrued expenses                          -          (4,925)

                                                     2,866,419         784,738

Net Cash Used in Operating Activities                 (209,001)        (12,202)

Cash Flow From Investing Activities:
  Purchase of property and equipment                         -          (4,903)
Net Cash Used In Investing Activities                        -          (4,903)

Cash Flow From Financing Activities:
   Proceeds (payments) of notes payable                226,174         (18,262)
   Proceeds from  the issuance of common shares              -          40,000
Net Cash Provided By Financing Activities              226,174          21,738

Increase (Decrease) in Cash                             17,173           4,633

Cash and Cash Equivalents - Beginning of period          8,238           3,605

Cash and Cash Equivalents - End of period               25,411           8,238

Supplemental Cash Flow Information:
Cash paid during period for:
  Interest paid                                              -               -
  Taxes paid                                                 -               -

The accompanying notes are an integral part of these financial statements.


                          WORLD AM COMMUNICATIONS, INC.
                           Notes to Financial Statements
                                December 31, 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

World-Am Communications, Inc. (the Company) was incorporated in the state of Florida on July 1, 1994 under the name of Bedroc's of Brandon, Inc. The Company changed its name to World-Am Communications on September 16, 1998. The Company's primary business operations are carried on at this time through its wholly owned subsidiary, Isotec, Inc., the acquisition of which was finalized in February 2000. Isotec is a designer, developer, and manufacture of Automated Passage Control, security and surveillance products using computer integrated video and beam technology products for traffic control and access.

Reorganization

The Company commenced operations in January 1995 as a family restaurant in Brandon, Florida. In September 1996, the restaurant closed for renovations and reopened in August 1997. In March 1998, the Company discontinued the restaurant operations (its only business segment) and wrote-off the net book value of the restaurant property and equipment.

In February 2000, the Company acquired all of the outstanding stock of Isotec, Inc by the purchase method. Isotec became the Company wholly-owned subsidiary. In May 2000, the Company acquired Allmon Corporation, a Delaware corporation, by the purchase method. Allmon Corporation was a development stage company formed on March 6, 2000. At the time of purchase, Allmon had no operations.

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

Goodwill

Goodwill, which represents the excess of the purchase price over the fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of goodwill periodically by determining whether the amortization of goodwill balance over its remaining life can be recovered through projected undiscounted cash flows. The amount of goodwill impairment, if any, is charged to operations in the period in which goodwill impairment is determined by management. In 2001, goodwill impairment of $8,462 was charged to operations.

Property and Equipment

The Company follows the practice of capitalizing property and equipment over $250 at cost. The cost of ordinary maintenance and repairs is charged to operations while renewals and replacements are capitalized. Depreciation expense was $3,448 for the year. Depreciation is computed on the straight-line method over the following estimated useful lives:

     Office Equipment and Software            3 to 5 years
     Warehouse Equipment                      5 to 7 years

Revenue Recognition

Sales of commercial products under long-term contracts and programs are recognized in the accounts as deliveries are made. The estimated sales value of fixed price contracts in process is recognized under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date.

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

NOTE 2 -NOTES PAYABLE

Note Payables at December 31, 2002 consist of the following:

Note Payable to an individual, unsecured loan, due on demand,
with interest rate of 8%.                                            $  5,000

Note Payable to an individual, unsecured loan, due on demand,
with interest rate at prime.                                            8,205
                                                                      $13,205

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
   Net operating loss carryforwards                    $5,858,779
   Valuation allowance for deferred tax assets         (5,858,779)
   Net deferred tax assets

                        WORLD AM COMMUNICATIONS, INC.
                       Notes to Financial Statements
                             December 31, 2002

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2002, the Company had net operating loss carryforwards of approximately $5,858,779 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2009. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 6 -GOING CONCERN:

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced significant losses. As of December 31, 2002, the current liabilities exceed the current assets by $241,818. As shown in the financial statements, the Company incurred a net loss of $3,075,420 for year then ended.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 7 - COMMITTMENTS AND CONTINGENCIES:

Lease Commitments

In July 2000, the Company entered into lease agreements for office and warehouse space in Wheatridge, Colorado that expire in July 2003. In February 2002, the Company extended its rental leasing agreement on its office space through February 2006. Rental expense for the year was $55,734.

Minimum future lease payments under current lease agreements at December 31, 2002 are as follows:

                   2003     $35,441
                   2004      18,423
                   2005      19,128
                   2006       3,208

Payroll Taxes Payable

Payroll taxes payable is the estimated payroll tax liability at December 31, 2002.

NOTE 8 - RELATED PARTY TRANSACTION:

Note Payable

In February 2002, the Company borrowed $8,205 from James
Alexander, the President of the Company, bearing interest at prime rate per annum and due on demand.

Other Income - Loan Forgiveness

During the year ended December 2002, shareholders forgave loans in the amount of $241,803.

                                EXHIBIT INDEX

Number                Description

2.1 Agreement and Plan of Merger between the Registrant and Allmon Corporation dated May 11, 2000
        (incorporated by reference to Exhibit 2.1 of the Form 8-K12g-3 filed on May 16, 2000).

2.2 Stock Purchase Agreement between the Registrant, Isotec, Incorporated, and selling shareholders, dated February 22, 2000
        (incorporated by reference to Exhibit 2.2 of the Form 10-QSB filed on May 21, 2001).

2.3 Collateral Loan Agreement and Promissory Note dated as of December 19, 2002, by and between World Am Communications, Inc. and Mercatus
        Trust Lux (incorporated by reference to
        Exhibit 99.1) of the Form 8-K filed on January 17, 2003).

3.1     Articles of Incorporation dated June 29, 1994
        (incorporated by reference to Exhibit 3.1 of the Form 8-K12G3 filed on May 16, 2000).

3.2     Amended Articles of Incorporation dated April
        6, 1995 (incorporated by reference to Exhibit
        3.1 of the Registration Statement on Form 8-K12G3 filed on May 16,
        2000).

3.3 Articles of Amendment to Articles of Incorporation dated February 7, 1997 (incorporated by reference to Exhibit 3.1 of the Form 8-K12G3 filed on May 16, 2000).

3.4 Articles of Amendment to Articles of Incorporation dated July 2, 1997 (incorporated by reference to Exhibit 3.1 of the Form 8-K12G3 filed on May 16, 2000).

3.5 Articles of Amendment to the Articles of Incorporation dated August 17, 1998
        (incorporated by reference to Exhibit 3.1 of the Form 8-K12G3 filed on May 16, 2000).

3.6     Articles of Amendment to Articles of
        Incorporation dated January 18, 2000
        (incorporated by reference to Exhibit 3.6 of the Form 10-QSB filed on August 14, 2001).

3.7 Bylaws dated May 15, 2000 (incorporated by reference to Exhibit 3.2 of the Form 8-K12G3 filed on May 16, 2000).

4.1     Employee Stock Incentive Plan, dated January
        22, 2001 (incorporated by reference to
        Exhibit 4.1 of the Form S-8 filed on January 29, 2001).

4.2     Non-Employee Directors and Consultants
        Retainer Stock Plan dated January 5, 2001
        (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on January 29, 2001).

4.3     Common Stock Purchase Agreement between the
        Registrant and Four Way Associates, Inc.
        dated June 1, 2001 (incorporated by reference to Exhibit 4.3 of the Form SB-2 filed on August 28, 2001).

4.4     Amended and Restated Employee Stock Incentive
        Plan dated November 20, 2001 (incorporated by reference to Exhibit 4.1of the Form S-8 POS filed on January 31, 2002).

4.5 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated
        November 20, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on January 31, 2002).

4.6     2002 Non-Employee Directors and Consultants
        Retainer Stock Plan

4.7     2002 Stock Compensation Plan dated December 16, 2002

10.1 Consulting Agreement between the Registrant and Steve Vicory, dated January 1, 2001
        (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on April 16, 2002).

10.2 Consulting Agreement between the Registrant and Marcine Aniz Uhler, dated March 12, 2001 (incorporated by reference to Exhibit 10.2 of the Form 10-KSB filed on April 16, 2002).

10.3 Consulting Agreement between the Registrant and Victoria Teddi, dated March 12, 2001
        (incorporated by reference to Exhibit 10.2 of the Form 10-KSB filed on April 16, 2002).

10.4    Employment Agreement between Registrant and
        James Alexander dated February 20, 2002, as amended (filed herewith).

21      Subsidiaries of the Registrant (filed herewith).

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herewith).