Form 10KSB/A
period 2002-12-31
WORLD AM COMMUNICATIONS INC
filed 2003-04-24
CIK 1107522

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

                            COMMISSION FILE NUMBER: 0-29897

                             WORLD-AM COMMUNICATIONS, INC.
             (Exact name of registrant as specified in its charter)

               Nevada                                    59-3253968
(State or jurisdiction of incorporation or   (IRS Employer Identification No.)
             organization)

    1400 West 122nd Avenue, Suite 104, Westminster, Colorado    80234
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

PART III

Item 9. Directors, Executive Officers, Promoters and
        Control Persons; Compliance with Section 16(a) of the
        Exchange Act                                                Page 13
Item 10. Executive Compensation                                     Page 15
Item 11. Security Ownership of Certain Beneficial
         Owners and Management                                      Page 16
Item 12. Certain Relationships and Related Transactions             Page 17
Item 13. Exhibits and Reports on Form 8-K                           Page 17
Item 14. Controls and Procedures                                    Page 17
Signatures                                                          Page 17
Certification of the Chief Executive Officer Pursuant
to the Securities Exchange Act of 1934, Rule 13a-14 and
15d-14 As Adopted Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002                                          Page 18

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

ITEM 14.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

     Within the 90 days prior to December 31, 2002, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b) Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") recently issued Financial Reporting release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" (FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the registrant's most critical accounting policies include: non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the registrant reports in its financial statements.

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


                          INDEPENDENT AUDITOR'S REPORT

                             MICHAEL JOHNSON & CO., LLC
                            CERTIFIED PUBLIC ACCOUNTANTS
                            9175 EAST KENYO AVE., SUITE 100
                               DENVER, COLORADO 80237


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

/s/ Michael Johnson
Michael Johnson & Co., LLC
Denver, Colorado
March 29, 2003

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

4.6     2002 Non-Employee Directors and Consultants
        Retainer Stock Plan

4.7     2002 Stock Compensation Plan dated December 16, 2002

10.1 Employment Agreement between Registrant and James Alexander, dated February 20, 2002, as amended (filed herewith).

21      Subsidiaries of the Registrant (filed herewith).

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Of The Sarbanes-Oxley Act of 2002 (filed herewith).