Form 10QSB
period 2003-03-31
WORLD AM COMMUNICATIONS INC
filed 2003-05-15
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH
31, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                         COMMISSION FILE NUMBER: 0-29897

                           WORLD AM COMMUNICATIONS, INC.

                Nevada                              59-3253968
(State or jurisdiction of incorporation or       (IRS Employer
             organization)                    Identification No.)

                      1400 West 122nd Avenue, Suite 104
                        Westminster, Colorado 80234
                 (Address of principal executive offices)

                               (303) 452-0022
                         (Issuer's telephone number)

     Securities registered under Section 12(b) of the Exchange Act: None

        Securities registered under Section 12(g) of the Exchange
               Act: Common Stock, $0.0001 Par Value

     As of March 31, 2003, the Registrant had 84,336,383 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [ ]  No[ X]

                                        TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                        PAGE

ITEM 1. FINANCIAL STATEMENTS

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT              3

CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2003
AND AUDITED BALANCE SHEET AS OF DECEMBER 31, 2002                        4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002                     5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002                     6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                               7


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS                            8

ITEM 3. CONTROLS AND PROCEDURES                                          9

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                9
ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                        9
ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 9
ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS              9
ITEM 5. OTHER INFORMATION                                                9
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                 9
SIGNATURES                                                              10
CERTIFICATIONS                                                          10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
World Am Communications, Inc.
Westminster, Colorado

We have reviewed the accompanying balance sheet of World-Am Communications, Inc. as of March 31, 2003 and the related statements of operations and cash flows for the three-month period ended March 31, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2003. These financial statements are the responsibility of the Company's management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with U.S. generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statements as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with U.S. generally accepted accounting principles.

We have previously audited, in accordance with U.S. generally accepted auditing standards, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 29, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.

Michael Johnson & Co., LLC.
Denver, Colorado
May 3, 2003


                            WORLD AM COMMUNICATIONS, INC.
                             CONSOLIDATED BALANCE SHEET
                                  MARCH 31, 2003
                                   (Unaudited)



                                                   March 31       December 31
                                                      2003            2002

ASSETS:
Current Assets:
Cash                                               $   19,526     $   25,411
Accounts receivable                                     5,750          7,015
Inventory                                               6,601          6,601
Total Current Assets                                   31,877         39,027

Property and Equipment:
Office equipment and computers                         18,457         16,528
Less accumulated depreciation                          (9,696)        (8,834)
     Property and Equipment, net                        8,761          7,694

TOTAL ASSETS                                           40,638         46,721

                      LIABILITIES AND STOCKHOLDERS'  DEFICIT:

Current Liabilities:
  Accounts payable                                     58,571         56,236
  Taxes payable                                       204,738        204,738
  Lines of credit                                       5,970          6,666
  Notes payable - current portion                     148,661         13,205
   Total Current Liabilities                          417,940        280,845

Stockholders'  Deficit:
    Preferred stock,  $.0001 par value, 80,000,000
shares authorized, none issued and outstanding              -              -
   Common stock, $.0001 par value, 800,000,000
shares authorized: 84,336,383 and 679,735,899 issued
and outstanding at March 31, 2003 and
December 31, 2002                                      85,423         67,973
    Respectively
  Additional paid-in capital                        5,813,732      5,556,682
  Retained deficit                                 (6,276,457)    (5,858,779)
Total Stockholders' Deficit                          (377,302)      (234,124)

TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT           40,638         46,721

The accompanying notes are an integral part of these financial statements.

                              WORLD AM COMMUNICATIONS, INC.
                           CONSOLIDATED STATEMENTS OF OPERATIONS
                                       (Unaudited)

                                                            Three months ended
                                                                 March 31
                                                          2003          2002

REVENUES:                                               $   25,720    $133,756

COST OF GOODS SOLD                                           3,606      45,605

GROSS PROFIT                                                22,114      88,151

OPERATING EXPENSES:
Sales and Marketing                                              -           -
General and Administrative                                 439,792   1,189,816
Total Operating Expenses                                   439,792   1,189,816

Net Loss from Operations                                  (417,678) (1,101,665)

OTHER INCOME/EXPENSES
Other income                                                     -           -
Other expenses                                                   -           -
                                                                 -           -

NET (LOSS)                                                (417,678) (1,101,665)

Weighted average number of
shares outstanding                                     702,402,566   56,122,383

Net Loss Per Share                                          (0.001)       (0.02)

The accompanying notes are an integral part of these financial statements.

                               WORLD AM COMMUNICATIONS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (Unaudited)


                                                            Three months ended
                                                                 March 31
                                                          2003          2002

Cash Flows From Operating Activities:
  Net (Loss)                                          $ (417,678)  $(1,101,665)
  Adjustments to reconcile net loss to net cash
   used in operating activities:
  Depreciation and amortization                              862           500
   Stock issued for services                             274,500     1,121,030
   Changes in assets and liabilities:
     Decrease (Increase) in accounts receivable            1,265       (60,393)
     Decrease (Increase) in inventory                          -        18,164
     Increase in prepaid expenses                              -        (6,500)
     Increase in accounts payable                          2,335       (16,211)
     Increase in payroll liabilities                           -        24,077
    (Decrease) in accrued expenses                             -         2,482
                                                         278,962     1,083,149
Net Cash Used in Operating Activities                   (138,716)      (18,516)

Cash Flow From Investing Activities:
  Purchase of equipment                                   (1,929)            -
  Net Cash Used In Investing Activities                   (1,929)            -

Cash Flow From Financing Activities:
  Proceeds from issuance of common stock                       -             -
  Proceeds (payments) from line of credit                   (696)            -
  Proceeds from notes payable                            135,456        20,222
  Net Cash Provided By Financing Activities              134,760        20,222

(Decrease) Increase in Cash                               (5,885)        1,706

Cash and Cash Equivalents - Beginning of period           25,411         8,238

Ccash and Cash Equivalents - End of period                19,526         9,944

Supplemental Cash Flow Information:
  Interest paid                                                -             -
  Taxes paid                                                   -             -

The accompanying notes are an integral part of these financial statements.

                            WORLD-AM COMMUNICATIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

1.  PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of World-Am Communications, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of March 31, 2003, and the results of operations and cash flows for the three months ended March 31, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002 contained in a Form 10-KSB.

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

                                            2003      2002

Total revenue                              25,720    133,756
Costs of Goods Sold                         3,606     45,605
Gross Profit                               22,114     88,151

Operating Expenses:
Sales and Marketing                             -          -
General and Adminstrative                 439,792  1,189,816
Net Loss from Operations                 (417,678)(1,101,665)

Net Loss Per Share                         (0.001)     (0.02)

Interim results are not necessarily indicative of results for a full year.

(a)  Revenues.

     Revenues for the quarter ended March 30, 2003 were $25,720 as compared to $133,756 in 2002, for the corresponding period. The decrease in revenues is attributed to a decrease in dealer and direct orders for security products of the wholly owned subsidiary, Isotec.

(b)  General and Administrative Expenses.

     The general and administrative expense above reflects the impact of the use of Form S-8 common stock to compensate needed services by various professionals in the absence of equity funding.

(c)  Liquidity and Capital Resources

     The Registrant has required a substantial amount of working capital to fund its operations and market development. In the absence of expected equity investment, it has relied upon short term borrowings in the form of purchase order and invoice factoring and the use of Form S-8 common shares as mentioned above. As of March 30, 2003, the Registrant has no significant sources of liquidity.

     For the quarter ended March 30, 2003, Registrant had operating losses reflecting the developmental nature of the operation. It does however, foresee its efforts culminating in sufficient amounts of cash flow to service its debts.

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

Forward Looking Statements.

     The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains "forward looking statements" within the meaning of Rule 175 under the Securities Act of 1933, as amended, and Rule 3b-6 under the Securities Act of 1934, as amended, including statements regarding, among other items, the Registrant's business strategies, continued growth in the Registrant's markets, projections, and anticipated trends in the Registrant's business and the industry in which it operates. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These forward-looking statements are based largely on the Registrant's expectations and are subject to a number of risks and uncertainties, certain of which are beyond the Registrant's control. The Registrant cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward looking statements, including, among others, the following: reduced or lack of increase in demand for the Registrant's products, competitive pricing pressures, changes in the market price of ingredients used in the Registrant's products and the level of expenses incurred in the Registrant's operations. In light of these risks and uncertainties, there can be no assurance that the forward- looking information contained herein will in fact transpire or prove to be accurate. The Registrant disclaims any intent or obligation to update "forward looking statements."

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

ITEM 3.  CONTROLS AND PROCEDURES.

(a) Evaluation of disclosure controls and procedures.

     Within the 90 days prior to March 31, 2003, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

     On February 19, 2002, the Registrant and its president were named as defendants in a civil complaint filed in the United States District Court, District of Rhode Island. Plaintiffs, Robert Hainey and Internet Marketing Solutions, Inc allege breach of contract, book account, quantum meruit, and non-payment of debt in connection certain services allegedly performed by the plaintiffs for the defendants and certain monies allegedly loaned by the plaintiffs to the defendants. Plaintiffs seek damages in an unspecified amount. The defendants have disputed the claims and intend to defend against this action vigorously. Defendants have filed an answer to the complaint and a motion for change of venue. On May 14, 2003, this matter was dismissed.

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

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant did not sell any unregistered (restricted) equity securities during the quarter ended March 31, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

Form 8-K was filed on January 17, 2003 to disclose that the Registrant and Mercatus & Partners, Ltd. entered into a $1 million Collateral Loan Agreement and Promissory Note.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 15, 2003                    World Am Communications, Inc.
                                       By: /s/ James H. Alexander
                                       James H. Alexander
                                       President/Treasurer

                                    CERTIFICATIONS

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

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Dated: May 15, 2003

By: /s/ James H. Alexander
James H. Alexander
President/Treasurer

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

3.1     Articles of Incorporation dated June 29, 1994
        (incorporated by reference to Exhibit 3.1 of the Form 8-K12G3 filed on May 16, 2000).

3.2     Amended Articles of Incorporation dated April
        6, 1995 (incorporated by reference to Exhibit
        3.1 of the Registration Statement on Form 8-
        K12G3 filed on May 16, 2000).

3.3     Articles of Amendment to Articles of
        Incorporation dated February 7, 1997
        (incorporated by reference to Exhibit 3.1of the Form 8-K12G3 filed on May 16, 2000).

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

4.6     2002 Non-Employee Directors and Consultants
        Retainer Stock Plan (incorporated by
        reference to Exhibit 4.2 of the Form S-8
        filed on September 18, 2002)

4.7     2002 Stock Compensation Plan dated December
        16, 2002 (incorporated by reference to
        Exhibit 4.2 of the Form S-8 filed on December 23, 2002)

10.1    Employment Agreement between Registrant and
        James Alexander dated February 20, 2002, as amended (incorporated by reference to Exhibit
        10.1on Form 10KSB/A as filed on April 24, 2003).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 on Form 10KSB/A as filed on April 24, 2003).

99.1    Certification Pursuant to 18 U.S.C. Section
        1350, As Adopted Pursuant to Section 906 Of
        The Sarbanes-Oxley Act of 2002 (filed herewith).