Form 10QSB/A
period 2003-03-31
WORLD AM COMMUNICATIONS INC
filed 2003-05-21
CIK 1107522

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


                            WORLD AM COMMUNICATIONS, INC.

                          COMMISSION FILE NUMBER: 0-29897

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

     As of March 31, 2003, the Registrant had 714,735,899 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes
[  ]    No    [X]

                             TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

ITEM 1. FINANCIAL STATEMENTS                                            3

     REPORT ON REVIEW BY INDEPENDENT CERTIFIED
     PUBLIC ACCOUNTANT                                                  3

     CONSOLIDATED BALANCE SHEET AS OF MARCH 31, 2003
     AND AUDITED BALANCE SHEET AS OF DECEMBER 31, 2002                  4

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
     THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002               5

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
     THREE MONTHS ENDED MARCH 31, 2003 AND MARCH 31, 2002               6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      8

ITEM 3. CONTROLS AND PROCEDURES                                         9

PART II - OTHER INFORMATION                                             9

ITEM 1. LEGAL PROCEEDINGS                                               9

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                       9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             9

ITEM 5. OTHER INFORMATION                                               9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                9

SIGNATURES                                                             10

CERTIFICATIONS                                                         10

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



Michael Johnson & Co., LLC.
Denver, Colorado
May 3, 2003


                         WORLD AM COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                  (Unaudited)

                                                     March 31      December 31
                                                       2003           2002

ASSETS:
Current Assets:
  Cash                                              $    19,526     $   25,411
  Accounts receivable                                     5,750          7,015
  Inventory                                               6,601          6,601
     Total Current Assets                                31,877         39,027

Property and Equipment:
   Office equipment and computers                        18,457         16,528
   Less accumulated depreciation                         (9,696)        (8,834)
     Property and Equipment, net                          8,761          7,694

TOTAL ASSETS                                             40,638         46,721

                      LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable                                       58,571         56,236
  Taxes payable                                         204,738        204,738
  Lines of credit                                         5,970          6,666
  Notes payable - current portion                       148,661         13,205
   Total Current Liabilities                            417,940        280,845

Stockholders'  Deficit:
    Preferred stock,  $.0001 par value, 80,000,000
shares authorized, none issued and outstanding                -              -
   Common stock, $.0001 par value, 800,000,000
   shares authorized: 714,735,899 and 679,735,899
   issued and outstanding at March 31, 2003
   and December, 2002                                    85,423         67,973
    Respectively
  Additional paid-in capital                          5,813,732      5,556,682
  Retained deficit                                   (6,276,457)    (5,858,779)
Total Stockholders' Deficit                            (377,302)      (234,124)

TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT             40,638         46,721

The accompanying notes are an integral part of these financial statements.

                              WORLD AM COMMUNICATIONS, INC.
                          CONSOLIDATED STATEMENTS OF OPERATIONS
                                      (Unaudited)

                                                          Three months ended
                                                                March 31
                                                          2003          2002

REVENUES:                                                $   25,720   $133,756

COST OF GOODS SOLD                                            3,606     45,605

GROSS PROFIT                                                 22,114     88,151

OPERATING EXPENSES:
Sales and Marketing                                               -          -
General and Administrative                                  439,792  1,189,816
Total Operating Expenses                                    439,792  1,189,816
Net Loss from Operations                                   (417,678)(1,101,665)

OTHER INCOME/EXPENSES
Other income                                                      -          -
Other expenses                                                    -          -
                                                                  -          -
NET (LOSS)                                                 (417,678)(1,101,665)

Weighted average number of shares outstanding           702,402,566 56,122,383
Net Loss Per Share                                           (0.001)     (0.02)

The accompanying notes are an integral part of these financial statements.

                                WORLD AM COMMUNICATIONS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                          Three months ended
                                                                March 31
                                                          2003          2002

Cash Flows From Operating Activities:
  Net (Loss)                                           $ (417,678) $(1,101,665)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                              862          500
   Stock issued for services                              274,500    1,121,030
   Changes in assets and liabilities:
     Decrease (Increase) in accounts receivable             1,265      (60,393)
     Decrease (Increase) in inventory                           -       18,164
     Increase in prepaid expenses                               -       (6,500)
     Increase in accounts payable                           2,335      (16,211)
     Increase in payroll liabilities                            -       24,077
    (Decrease) in accrued expenses                              -        2,482
                                                          278,962    1,083,149
Net Cash Used in Operating Activities                    (138,716)     (18,516)

Cash Flow From Investing Activities:
  Purchase of equipment                                    (1,929)           -
  Net Cash Used In Investing Activities                    (1,929)           -

Cash Flow From Financing Activities:
  Proceeds from issuance of common stock                        -            -
  Proceeds (payments) from line of credit                    (696)           -
  Proceeds from notes payable                             135,456       20,222
  Net Cash Provided By Financing Activities               134,760       20,222
(Decrease) Increase in Cash                                (5,885)       1,706
Cash and Cash Equivalents - Beginning of period            25,411        8,238
Cash and Cash Equivalents - End of period                  19,526        9,944

Supplemental Cash Flow Information:
  Interest paid                                                 -            -
  Taxes paid                                                    -           -

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

                                                           2003        2002

Total revenue                                             25,720       133,756
Costs of Goods Sold                                        3,606        45,605
Gross Profit                                              22,114        88,151

Operating Expenses:
Sales and Marketing                                            -             -
General and Administrative                               439,792     1,189,816
Net Loss from Operations                                (417,678)   (1,101,665)
Net Loss Per Share                                        (0.001)        (0.02)

Interim results are not necessarily indicative of results for a full year.

(a)  Revenues.

     Revenues for the quarter ended March 31, 2003, were $25,720 as compared with $133,756 in 2002, for the corresponding period.
Although reported revenue for the corresponding period was $108,036 less than for the corresponding period in 2002, the company received orders in excess of $362,000 during the quarter ended March 31, 2003.
When these orders are completed, the revenue generated will exceed the total revenue received during the twelve months ended December 31, 2003.

(b)  General and Administrative Expenses.

     The general and administrative expense continues to reflect the impact of the use of Form S-8 stock to compensate needed services by various professionals in the absence of equity funding. The
Registrant may file a registration statement subsequent to the submission of this document.

Liquidity and Capital Resources

     The Registrant has required a substantial amount of working capital to fund its operations and market development. In the absence of expected equity investment, it has relied upon short-term borrowings in the form of purchase order and invoice factoring and the use of From S-8 common shares as mentioned above. As of March 31, 2003, the Registrant had no significant sources of liquidity.

     For the quarter ended March 31, 2003, Registrant had operating losses reflecting the developmental nature of its operation; it does however, foresee its efforts culminating in sufficient cash flows to service its debts.

     During 2002, there was general interest in its products subsequent to the events of September 11, 2001, however, many potential customers did not order during 2002 as their budgets were not approved. During the quarter ended March 31, 2003, increased order tempo and inquiries indicate that budgets for the types of products sold by Isotec
(wholly owned subsidiary of the Registrant) are being utilized to procure access control and other security products. During 2002 the Registrant was presented with business opportunities which is currently pursuing with respect to acquisition of other synergistic companies, joint ventures and teaming arrangements. In addition, the Registrant was able to form a joint venture ; Comfort Isotec, with a Chinese manufacturing company. The primary objective of the joint venture is to expand the offering of selected Isotec access control portals to the Chinese and worldwide market at the most competitive pricing possible. Management believes that it has the ability to attract the necessary capital to carry out its plan. Management also has targeted certain operating companies that may have an interest in entering into a business combination.

     The Registrant is also exploring additional sources of financing in lieu of equity lines of credit to fund operations and provide the Registrant with the ability to liquidate, modify, extend or otherwise satisfy present or future indebtedness of the Registrant. While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to carry out its business plan, there is no assurance of that occurring.

     While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to carry out its business plan, there is no assurance of that occurring. The
Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing.
The Registrant estimates that it will need to raise up to $2,000,000 over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant might seek to compensate providers of services by issuance of stock in lieu of cash.

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

Reports on Form 8-K.

     The Company made one filing on Form 8-K during the first quarter of the fiscal year covered by this Form 10-QSB. The filing is per the
Exhibit 2.3 set forth in the attached Exhibit Index.

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

4.7     2002 Stock Compensation Plan dated December
        16, 2002 (incorporated by reference to
        Exhibit 4.2 of the Form S-8 filed on December 23, 2002)

10.1    Employment Agreement between Registrant and
        James Alexander dated February 20, 2002, as amended (incorporated by reference to Exhibit
        10.1 on Form 10KSB/A as filed on April 24, 2003).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 on Form 10KSB/A as filed on April 24, 2003).

99.1    Certification Pursuant to 18 U.S.C. Section
        1350, As Adopted Pursuant to Section 906 Of
        The Sarbanes-Oxley Act of 2002 (filed herewith).

                                    Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of World Am Communications, Inc. (the "Company") on Form 10-QSB for the year ended March 31, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

A signed original of this written statement required by Section 906 has been provided to World Am Communications, Inc. and will be retained by World Am Communications, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.