Form 10QSB/A
period 2003-03-31
WORLD AM COMMUNICATIONS INC
filed 2003-05-21
CIK 1107522

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
   shares authorized: 714,735,899 and 679,735,899
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

(a)  Revenues.

     Revenues for the quarter ended March 31, 2003, were $25,720 as compared with $133,756 in 2002, for the corresponding period.
Although reported revenue for the corresponding period was $108,036 less than for the corresponding period in 2002, the company received orders in excess of $362,000 during the quarter ended March 31, 2003.
When these orders are completed, the revenue generated will exceed the total revenue received during the twelve months ended December 31, 2002.

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