Form 10QSB
period 2003-06-30
WORLD AM COMMUNICATIONS INC
filed 2003-08-15
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE
30, 2003

                                            OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                     WORLD AM COMMUNICATIONS, INC.

                    COMMISSION FILE NUMBER: 0-29897

          Nevada                                        59-3253968
(State or jurisdiction of                             (IRS Employer
incorporation or organization)                     Identification No.)

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

     As of June 30, 2003, the Registrant had 257,653,899 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes [  ] No[X]

                                    TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

ITEM 1. FINANCIAL STATEMENTS                                            3

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT             3

     CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2003
     AND AUDITED BALANCE SHEET AS OF DECEMBER 31, 2002                  4

     CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE
     THREE MONTHS ENDED JUNE 30, 2003 AND MARCH 31, 2002,
     AND THE SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002.          5

     CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE
     SIX MONTHS ENDED JUNE 30, 2003 AND JUNE 30, 2002                   6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                              7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
     FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      8

ITEM 3. CONTROLS AND PROCEDURES                                         9

PART II - OTHER INFORMATION                                             9

ITEM 1. LEGAL PROCEEDINGS                                               9

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                       9

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                9

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             9

ITEM 5. OTHER INFORMATION                                               9

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                9

SIGNATURES                                                             10

CERTIFICATIONS                                                         10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
World Am Communications, Inc.
Westminster, Colorado

We have reviewed the accompanying balance sheet of World-Am Communications, Inc. as of June 30, 2003 and the related statements of operations for the three month and six month period ended June 30, 2003 and 2002, and the cash flows for the six months ended June 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended June 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with U.S. generally accepted auditing standards, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 29, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of June 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.



Michael Johnson & Co., LLC.
Denver, Colorado
August 6, 2003

                       WORLD AM COMMUNICATIONS, INC.
                         CONSOLIDATED BALANCE SHEET
                                June 30, 2003
                                 (Unaudited)

                                          June 30,       December 31,
                                            2003              2002

ASSETS:
Current Assets:
  Cash                                   $     7,493     $    25,411
  Accounts receivable                         63,003           7,015
  Inventory                                    7,034           6,601
     Total Current Assets                     77,530          39,027

Property and Equipment:
   Office equipment and computers             18,457          16,528
   Less accumulated depreciation             (10,558)         (8,834)
     Property and Equipment, net               7,899           7,694

TOTAL ASSETS                                  85,429          46,721

                  LIABILITIES AND STOCKHOLDERS'  DEFICIT:

Current Liabilities:
  Accounts payable                           106,765          56,236
  Taxes payable                              329,948         204,738
  Lines of credit                              6,066           6,666
  Notes payable - current portion             38,402          13,205
   Total Current Liabilities                 481,181         280,845

Stockholders'  Deficit:
    Preferred stock,  $.0001 par value,
    80,000,000 shares
    authorized, none issued and outstanding        -               -
   Common stock, $.0001 par value,
   800,000,000 shares authorized:
   257,653,899 and 679,735,899 issued and
   outstanding at June 30, 2003 and
   December 31, 2002                          25,765          67,973
    Respectively
  Additional paid-in capital               5,974,974       5,556,682
  Retained deficit                        (6,396,491)     (5,858,779)
Total Stockholders' Deficit                 (395,752)       (234,124)

TOTAL LIABILITIES AND STOCKHOLDERS'
  DEFICIT                                     85,429          46,721

The accompanying notes are an integral part of these financial statements.

                      WORLD AM COMMUNICATIONS, INC.
                  CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)

                                  Three months ended        Six months ended
                                       June 30,                 June 30,
                                  2003          2002        2003        2002

REVENUES:                        $  193,556    $  89,677  $ 219,276  $223,433

COST OF GOODS SOLD                  110,844       11,971    110,844    57,576

GROSS PROFIT                         82,712       77,706    108,432   165,857

OPERATING EXPENSES:
Sales and Marketing                       -            -          -         -
General and Administrative          206,555      779,942    649,953 1,969,758
Total Operating Expenses            206,555      779,942    649,953 1,969,758

Net Loss from Operations           (123,843)    (702,236)  (541,521)(1,803,901)

OTHER INCOME/EXPENSES
Other income                          3,809            -      3,809          -
Other expenses                            -            -          -          -
                                      3,809            -      3,809          -

NET (LOSS)                         (120,034)    (702,236)  (537,712)(1,803,901)

Weighted average number of
 shares outstanding             236,194,899  100,200,994 218,694,899 78,161,688

Net Loss Per Share                   (0.001)       (0.01)     (0.002)    (0.02)

The accompanying notes are an integral part of these financial statements.

                                WORLD AM COMMUNICATIONS, INC.
                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                          Six Months Ended
                                                              June 30,
                                                         2003            2002

Cash Flows From Operating Activities:
  Net (Loss)                                          $ (537,712)  $(1,803,901)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                           1,724         1,000
   Stock issued for services                             375,651     1,780,330
   Changes in assets and liabilities:
    Decrease (Increase) in accounts receivable           (55,988)      (41,412)
    Decrease (Increase) in inventory                           -        10,362
     Increase in prepaid expenses                              -        (6,500)
     Increase in accounts payable                         50,529        12,348
     Increase in payroll liabilities                     125,210        51,318
    (Decrease) in accrued expenses                             -         2,282
                                                         497,126     1,809,728

Net Cash Used in Operating Activities                    (40,586)        5,827

Cash Flow From Investing Activities:
  Purchase of equipment                                   (1,929)            -
  Net Cash Used In Investing Activities                   (1,929)            -

Cash Flow From Financing Activities:
  Proceeds from issuance of common stock                       -             -
  Proceeds (payments) from line of credit                   (600)            -
  Proceeds from notes payable                             25,197        16,522
  Net Cash Provided By Financing Activities               24,597        16,522

(Decrease) Increase in Cash                              (17,918)       22,349

Cash and Cash Equivalents - Beginning of period           25,411         8,238

Cash and Cash Equivalents - End of period                  7,493        30,587

The accompanying notes are an integral part of these financial statements.

                           WORLD-AM COMMUNICATIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1.  PRESENTATION OF INTERIM INFORMATION

In the opinion of the management of World-Am Communications, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of June 30, 2003, and the results of operations and cash flows for the three months ended June 30, 2003 and 2002; and for the months ended June 30, 2003 and June 30, 2002. Interim results are not necessarily indicative of results for a full year.

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

Results of Operations.

The following table presents, for the periods indicated, the dollar value which certain items reflected in the Registrant's Statement of Operations.

                                  Three months ended        Six months ended
                                      June 30,                   June 30,
                                  2003          2002       2003        2002

REVENUES:                       $  193,556    $   89,677  $  219,276 $ 223,433

COST OF GOODS SOLD                 110,844        11,971     110,844    57,576

GROSS PROFIT                        82,712        77,706     108,432   165,857

OPERATING EXPENSES:
Sales and Marketing                      -             -           -         -
General and Administrative         206,555       779,942     649,953 1,969,758
Total Operating Expenses           206,555       779,942     649,953 1,969,758

Net Loss from Operations          (123,843)     (702,236)  (541,521)(1,803,901)

OTHER INCOME/EXPENSES
Other income                         3,809             -      3,809          -
Other expenses                           -             -          -          -
                                     3,809             -      3,809          -

NET (LOSS)                        (120,034)     (702,236)  (537,712)(1,803,901)

Weighted average number of
  shares outstanding           236,194,899  100,200,994  218,694,899 78,161,688

Net Loss Per Share                  (0.001)       (0.01)      (0.002)    (0.02)

Interim results are not necessarily indicative of results for a full year.

(a)  Revenues.

Revenues for the quarter ended June 30, 2003, were $193,556 as compared with $89,677 for the corresponding quarter in 2002. Although reported revenue for the corresponding period was $103,979 more than for the corresponding period in 2002, the revenue generated for the year to date 2003 was $219,276 as compared with $223,433 for the corresponding period in 2002 or $4,157.00 less revenue for the six months ended June 30, 2003, than for the corresponding period during 2002. Management believes the company will reach revenue objectives for 2003.

(b)  General and Administrative Expenses.

The general and administrative expense continues to reflect the impact of the use of Form S-8 stock to compensate needed services by various professionals in the absence of equity funding. The
Registrant may file a registration statement subsequent to the submission of this document.

Liquidity and Capital Resources

The Registrant has required a substantial amount of working capital to fund its operations and market development. In the absence of any equity investment, it has relied upon short-term borrowings in the form of purchase order and invoice factoring and the use of From S-8 common shares as mentioned above. As of June 30, 2003, the Registrant had no significant sources of liquidity.

For the quarter ended June 30, 2003, Registrant had operating losses reflecting the developmental nature of its operation; it does however, foresee its efforts culminating in sufficient cash flows to service its debts.

During the quarter ended June 30, 2003, increased order tempo and inquiries continued. The continued pace of inquiries and initial orders for the types of products sold by Isotec (wholly owned subsidiary of the Registrant) seem to indicate that predicted increases of spending for these types of products are beginning to be realized. During the first half of 2003 the Registrant continued to pursue business opportunities with respect to acquisition of other synergistic companies, joint ventures and teaming arrangements. Although the SARS epidemic slowed progress with respect to the joint venture; Comfort Isotec, with a Chinese manufacturing company; The Registrant believes the primary objective of the joint venture; to expand the offering of selected Isotec access control portals to the Chinese and worldwide market at the most competitive pricing possible, can still be reached. Management also believes that it has the ability to attract the necessary capital to carry out its plan. Management has targeted certain companies that may have an interest in entering into a business combination.

The Registrant continues to explore sources of financing in lieu of equity lines of credit to fund operations and provide the Registrant with the ability to liquidate, modify, extend or otherwise satisfy present or future indebtedness of the Registrant. While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to carry out its business plan, there is no assurance of that occurring.

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

Within the 90 days prior to June 30, 2003, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

On December 11, 2002, Isotec, Inc. was named in a civil complaint filed in Adams County District Court, Colorado. Plaintiffs, Harsh Development, LLC et al., alleged defaults of contractual obligations and nonpayment of debt in connection with services alleged to have been performed by the plaintiffs for the benefit of defendants. On June 23, 2003, this matter was settled for $30,000.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

The Registrant did not sell any unregistered (restricted) equity securities during the quarter ended June 30, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

The Company made three filings on Form 8-K during the second quarter of the fiscal year covered by this Form 10-QSB.

April 24, 2003

The Company disclosed on Form 8-k that a proposed joint venture between the Company and Chinese company had been approved by the People's Republic of China

June 13, 2003

The disclosed on Form 8-k that it had
cancelled the previous issuance of
500,000,000 shares.

                                     SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: August 15, 2003                 World Am Communications, Inc.
                                       By: /s/ James H. Alexander
                                       James H. Alexander
                                       President/Treasurer

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

Dated: August 15, 2003                    By: /s/ James H. Alexander
                                          James H. Alexander
                                          President/Treasurer

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 on Form 10KSB/A as filed on April 24, 2003).

99.1    Certification Pursuant to 18 U.S.C. Section
        1350, As Adopted Pursuant to Section 906 Of
        The Sarbanes-Oxley Act of 2002 (filed herewith).

                                    Exhibit 99.1

CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350, AS ADOPTED PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

In connection with the Annual Report of World Am Communications, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2003 as filed with the Securities and Exchange Commission on the date hereof (the "Report"), the undersigned, in the capacity and on the date indicated below, hereby certifies pursuant to 18 U.S.C. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that to his knowledge:

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