Form 10QSB/A
period 2003-06-30
WORLD AM COMMUNICATIONS INC
filed 2003-08-27
CIK 1107522

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
______________ TO ______________


                               WORLD AM COMMUNICATIONS, INC.

                               COMMISSION FILE NUMBER: 0-29897

                  Nevada                                        59-3253968
(State or jurisdiction of incorporation or organization)       (IRS Employer
                                                           Identification No.)

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

                                                  June 30        December 31
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

                           WORLD AM COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)


                                                  Three months ended          Six months ended
                                                        June 30,                 June 30,
                                                    2003        2002           2003      2002
REVENUES:                                          $  193,556  $   89,677   $  219,276  $  223,433

COST OF GOODS SOLD                                    110,844      11,971      110,844      57,576

GROSS PROFIT                                           82,712      77,706      108,432     165,857

OPERATING EXPENSES:
Sales and Marketing                                         -           -            -           -
General and Administrative                            206,555     779,942      649,953   1,969,758
Total Operating Expenses                              206,555     779,942      649,953   1,969,758

Net Loss from Operations                             (123,843)   (702,236)    (541,521) (1,803,901)

OTHER INCOME/EXPENSES
Other income                                            3,809           -        3,809           -
Other expenses                                              -           -            -           -
                                                        3,809           -        3,809           -

NET (LOSS)                                           (120,034)   (702,236)    (537,712) (1,803,901)

Weighted average number of shares outstanding     236,194,899 100,200,994  218,694,899  78,161,688

Net Loss Per Share                                     (0.001)      (0.01)      (0.002)      (0.02)

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

Results of Operations.

The following table presents, for the periods indicated, the dollar value which certain items reflected in the Registrant's Statement of Operations.


                                                  Three months ended          Six months ended
                                                        June 30,                 June 30,
                                                    2003        2002           2003      2002
REVENUES:                                         $  193,556  $   89,677    $  219,276  $ 223,433

COST OF GOODS SOLD                                   110,844      11,971       110,844     57,576

GROSS PROFIT                                          82,712      77,706       108,432    165,857

OPERATING EXPENSES:
Sales and Marketing                                        -           -             -          -
General and Administrative                           206,555     779,942       649,953  1,969,758
Total Operating Expenses                             206,555     779,942       649,953  1,969,758

Net Loss from Operations                            (123,843)   (702,236)     (541,521) (1,803,901)

OTHER INCOME/EXPENSES
Other income                                           3,809           -         3,809           -
Other expenses                                             -           -             -           -
                                                       3,809           -         3,809           -

NET (LOSS)                                          (120,034)   (702,236)     (537,712) (1,803,901)

Weighted average number of shares outstanding    236,194,899 100,200,994   218,694,899  78,161,688

Net Loss Per Share                                    (0.001)      (0.01)       (0.002)      (0.02)


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

Within the 90 days prior to the date of filing this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

June 13, 2003           The Company disclosed on Form 8-K that it had
                        cancelled a previous issuance of 500,000,000 shares.

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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 on Form 10KSB/A as filed on April 24, 2003).

31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32 Certification Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (filed herewith)