Form 10QSB
period 2003-09-30
WORLD AM COMMUNICATIONS INC
filed 2003-11-19
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
SEPTEMBER 30, 2003

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                        WORLD AM COMMUNICATIONS, INC.

                       COMMISSION FILE NUMBER: 0-29897

          Nevada                                            59-3253968
(State or jurisdiction of incorporation                 (IRS Employer Id No.)
             or organization)

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

     As of September 30, 2003, the Registrant had 313,853,899 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  [  ] No[X]

                                    TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS                                               3

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT                3

CONSOLIDATED BALANCE SHEET AS OF SEPTEMBER 30, 2003
AND AUDITED BALANCE SHEET AS OF DECEMBER 31, 2002                          4

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE
MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2003 AND
SEPTEMBER 30, 2002                                                         5

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE NINE
MONTH ENDED SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002                      6

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                                 7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS                              7

ITEM 3. CONTROLS AND PROCEDURES                                            9

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS                                                 10

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS                         10

ITEM 3. DEFAULTS UPON SENIOR SECURITIES                                   10

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               10

ITEM 5. OTHER INFORMATION                                                 10

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K                                  10

SIGNATURES                                                                10

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
World Am Communications, Inc.
Westminster, Colorado

We have reviewed the accompanying balance sheet of World-Am Communications, Inc. as of September 30, 2003 and the related statements of operations for the three month and six month period ended September 30, 2003 and 2002, and the cash flows for the nine months ended September 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with U.S. generally accepted auditing standards, the balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 29, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/ Michael Johnson
Michael Johnson & Co., LLC.
Denver, Colorado
November 18, 2003


                         WORLD AM COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEET
                              September 30, 2003
                                  (Unaudited)



                                                                September 30,          December 31,
                                                                    2003                  2002
ASSETS:
Current Assets:
  Cash                                                           $      31,930          $     25,411
  Accounts receivable                                                   51,121                 7,015
  Inventory                                                              6,681                 6,601
     Total Current Assets                                               89,732                39,027

Property and Equipment:
   Office equipment and computers                                      18,457                 16,528
   Less accumulated depreciation                                      (11,420)                (8,834)
     Property and Equipment, net                                        7,037                  7,694

TOTAL ASSETS                                                           96,769                 46,721

                                LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable                                                     57,787                 56,236
  Accrued expenses payable                                            346,515                204,738
  Lines of credit                                                       8,250                  6,666
  Notes payable - current portion                                      32,205                 13,205
   Total Current Liabilities                                          444,757                280,845

Stockholders'  Deficit:
    Preferred stock,  $.0001 par value, 80,000,000 shares
     authorized, none issued and outstanding                                -                      -
   Common stock, $.0001 par value, 800,000,000
       shares authorized: 313,853,899
and 679,735,899 issued and outstanding at September 30,
2003 and December 31, 2002                                             31,385                 67,973
    respectively
  Additional paid-in capital                                        6,255,624              5,556,682
  Retained deficit                                                 (6,634,997)            (5,858,779)
Total Stockholders' Deficit                                          (347,988)              (234,124)

TOTAL LIABILITIES AND STOCKHOLDERS'  DEFICIT                           96,769                 46,721


The accompanying notes are an integral part of these financial statements.

                            WORLD AM COMMUNICATIONS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                                         Three months ended            Nine months ended
                                                            September 30,                September 30,
                                                         2003             2002       2003             2002
REVENUES:                                                $  265,014     $   110,138  $  484,290   $ 333,571

COST OF GOODS SOLD                                          142,748          44,698     253,592     102,274

GROSS PROFIT                                                122,266          65,440     230,698     231,297

OPERATING EXPENSES:
Sales and Marketing                                               -               -           -           -
General and Administrative                                  360,772         724,704   1,010,725   2,694,462
Total Operating Expenses                                    360,772         724,704   1,010,725   2,694,462

Net Loss from Operations                                   (238,506)       (659,264)   (780,027)(2,463,165)

OTHER INCOME/EXPENSES
Other income                                                      -               -       3,809          -
Other expenses                                                    -               -           -          -
                                                                  -               -       3,809          -

NET (LOSS)                                                 (238,506)       (659,264)   (776,218)(2,463,165)

Weighted average number of shares outstanding           276,387,232     119,139,500 502,965,865 113,027,444

Net Loss Per Share                                           (0.001)         (0.006)     (0.002)     (0.02)


The accompanying notes are an integral part of these financial statements.

                                WORLD AM COMMUNICATIONS, INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          (Unaudited)

                                                       Nine Months Ended
                                                         September 30,
                                                      2003             2002

Cash Flows From Operating Activities:
  Net (Loss)                                        $   (776,218)  $(2,463,165)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
   Depreciation and amortization                           2,586         1,000
   Stock issued for services                             662,354     2,386,428
   Changes in assets and liabilities:
     Decrease (Increase) in accounts receivable          (44,106)      (34,624)
     Decrease (Increase) in inventory                        (80)       (7,530)
     Increase in prepaid expenses                              -       (71,500)
     Increase in accounts payable                          1,551       (14,812)
     Increase in payroll liabilities                     141,777        79,274
    (Decrease) in accrued expenses                             -         6,656

                                                         764,082     2,344,892
Net Cash Used in Operating Activities                    (12,136)     (118,273)

Cash Flow From Investing Activities:
  Purchase of equipment                                   (1,929)            -
  Net Cash Used In Investing Activities                   (1,929)            -

Cash Flow From Financing Activities:
  Proceeds from issuance of common stock                       -       115,600
  Proceeds (payments) from line of credit                  1,584             -
  Proceeds from notes payable                             19,000        16,522
  Net Cash Provided By Financing Activities               20,584       132,122

(Decrease) Increase in Cash                                6,519        13,849

Cash and Cash Equivalents - Beginning of period           25,411         8,238

Cash and Cash Equivalents - End of period                 31,930        22,087

Supplemental Cash Flow Information:
  Interest paid                                                -             -
  Taxes paid                                                   -             -

The accompanying notes are an integral part of these financial statements.

                             WORLD-AM COMMUNICATIONS, INC.
                             NOTES TO FINANCIAL STATEMENTS

1.  Presentation of Interim Information

In the opinion of the management of World-Am Communications, Inc., the accompanying unaudited financial statements include all normal adjustments considered necessary to present fairly the financial position as of September 30, 2003, and the results of operations for the three months and nine months ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002. Interim results are not necessarily indicative of results for a full year.

The financial statements and notes are presented as permitted by Form 10-QSB, and do not contain certain information included in the Company's audited financial statements and notes for the fiscal year ended December 31, 2002.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Registrant's consolidated financial statements and notes thereto.

Results of Operations.

     The following table presents, for the periods indicated, the dollar value which certain items reflected in the Registrant's Statement of Operations.



                                                         Three months ended            Nine months ended
                                                            September 30,                September 30,
                                                         2003             2002       2003             2002

REVENUES:                                               $   265,014   $   110,138  $  484,290  $  333,571

COST OF GOODS SOLD                                          142,748        44,698     253,592     102,274

GROSS PROFIT                                                122,268        65,440     230,698     231,297

OPERATING EXPENSES:
Sales and Marketing                                               -             -           -           -
General and Administrative                                  360,772       724,704   1,010,725   2,694,462
Total Operating Expenses                                    360,772       724,704   1,010,725   2,694,462

Net Loss from Operations                                   (238,506)     (659,264)   (780,027) (2,463,165)

OTHER INCOME/EXPENSES
Other income                                                      -             -       3,809           -
Other expenses                                                    -             -           -           -
                                                                  -             -       3,809           -

NET (LOSS)                                                 (238,506)     (659,264)   (776,218) (2,463,165)

Weighted average number of shares outstanding           276,387,232    119,139,500 502,965,865 113,027,444

Net Loss Per Share                                           (0.001)        (0.006)     (0.002)      (0.02)



Interim results are not necessarily indicative of results for a full year.

(a)  Revenues.

     Revenues for the quarter ended September 30, 2003, were $265,014 as compared with $110,138 for the corresponding quarter in 2002.
Reported revenue for the corresponding period was $154,876 more than for the corresponding period in 2002, and the revenue generated for the year to date 2003 was 484,290 as compared with $333,571 for the corresponding period in 2002 or $150,719 more revenue for the nine months ended September 30, 2003, than for the corresponding period during 2002. Management believes the company will reach or exceed revenue objectives for 2003.

(b)  General and Administrative Expenses.

     The general and administrative expense continues to reflect the impact of the use of Form S-8 stock to compensate needed services by various professionals in the absence of equity funding. The
Registrant may file a registration statement subsequent to the submission of this document.

Liquidity and Capital Resources

     The Registrant has required a substantial amount of working capital to fund its operations and market development. In the absence of any equity investment, it has relied upon short-term borrowings in the form of purchase order and invoice factoring and the use of From S-8 common shares as mentioned above. As of September 30, 2003, the Registrant had no significant sources of liquidity.

     For the quarter ended September 30, 2003, Registrant had operating losses reflecting the developmental nature of its operation; it does however, foresee its efforts culminating in sufficient cash flows to service its debts.

     During the quarter ended September 30, 2003, increased order tempo and inquiries continued. The continued pace of inquiries and initial orders for the types of products sold by Isotec (wholly owned subsidiary of the Registrant) seem to indicate that predicted increases of spending for these types of products are beginning to be realized. During the nine months of 2003 the Registrant continued to pursue business opportunities with respect to acquisition of other synergistic companies, joint ventures and teaming arrangements. Although the SARS epidemic slowed progress with respect to the joint venture; Comfort Isotec, with a Chinese manufacturing company; The Registrant believes the primary objective of the joint venture; to expand the offering of selected Isotec access control portals to the Chinese and worldwide market at the most competitive pricing possible, can still be reached. Management also believes that it has the ability to attract the necessary capital to carry out its plan.

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

Within the 90 days prior to filing this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities and Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's President and Chief Financial Officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

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

July 8, 2003

The company disclosed on Form 8-K changes of officers and directors of the Registrant.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: November 19, 2003               World Am Communications, Inc.
                                       By: /s/ James H. Alexander
                                       James H. Alexander
                                       President/Treasurer


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

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 on Form 10KSB/A as filed on April 24, 2003).

31 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (filed herewith)

32 Certification Pursuant to 18 U.S. C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
       (filed herewith)

Exhibit 31

                                  CERTIFICATIONS*

I, James Alexander, certify that:

1.  I have reviewed this Form 10QSB of World Am Communications, Inc.;

2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

4. The small business issuer's other certifying officer(s) and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d- 15(f)) for the small business issuer and have:

(a) Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

(b) [omitted pursuant to extended compliance period];

(c) Evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

(d) Disclosed in this report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

5. The small business issuer's other certifying officer(s) and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of the small business issuer's board of directors (or persons performing the equivalent functions):

(a) All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

(b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

Date: November 19, 2003

James Alexander
Chief Executive Officer and Principal Financial Officer

* Provide a separate certification for each principal executive officer and principal financial officer of the small business issuer. See Rules 13a-14(a) and 15d-14(a)

Exhibit 32

                             SECTION 1350 CERTIFICATION

In connection with the Quarterly Report of World Am Communications, Inc. (the "Company") on Form 10-QSB for the quarter ended June 30, 2003, as filed with the Securities and Exchange Commission (the "Report"), the undersigned in the capacity and on the date indicated below, hereby certifies pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), that to his knowledge:

1. The Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

2. The information contained in the Report fairly presents, in all material respects, the financial condition and results of operations of the Company.

Date: November 19, 2003
James Alexander
Chief Executive Officer and Principal Financial Officer