Form 10QSB/A
period 2003-09-30
WORLD AM COMMUNICATIONS INC
filed 2004-02-05
CIK 1107522

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


                      COMMISSION FILE NUMBER: 0-29897


                       WORLD AM COMMUNICATIONS, INC.
         (Exact name of registrant as specified in its charter)

                Nevada                                          59-3253968
(State or jurisdiction of incorporation                      (I.R.S. Employer
             or organization)                               Identification No.)

   1400 West 122nd Avenue, Suite 104, Westminster, Colorado          80234
          (Address of principal executive offices)                (Zip Code)

                 Registrant's telephone number:  (303) 452-0022

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

     As of September 30, 2003, the Registrant had had 313,853,899 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No  X   .

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              REPORT ON REVIEW BY INDEPENDENT CERTIFIED
              PUBLIC ACCOUNTANT                                              3

              CONSOLIDATED BALANCE SHEET AS OF
              SEPTEMBER 30, 2003                                             4

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE AND NINE MONTHS ENDED
              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002                      5

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR NINE MONTHS ENDED
              SEPTEMBER 30, 2003 AND SEPTEMBER 30, 2002                      6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                     7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                            8

     ITEM 3.  CONTROLS AND PROCEDURES                                       16

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                             16

     ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS                     16

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                               16

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS           16

     ITEM 5.  OTHER INFORMATION                                             16

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                              17

SIGNATURES                                                                  17

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

          REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT

To the Board of Directors
World Am Communications, Inc.
Westminster, Colorado

We have reviewed the accompanying balance sheet of World Am Communications, Inc. as of September 30, 2003 and the related statements of operations for the three month and nine month periods ended September 30, 2003 and 2002, and cash flows for the nine months ended September 30, 2003 and 2002 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended September 30, 2003. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with U.S. generally accepted auditing standards, the Company's balance sheet as of December 31, 2002, and the related statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 29, 2003, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of September 30, 2003 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/  Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
November 18, 2003


                            WORLD AM COMMUNICATIONS, INC.
                             CONSOLIDATED BALANCE SHEET
                                September 30, 2003
                                   (Unaudited)

ASSETS:

Current Assets:
  Cash                                                          $      31,930
  Accounts receivable                                                  51,121
  Inventory                                                             6,681
     Total Current Assets                                              89,732

Property and Equipment:
   Office equipment and computers                                      18,457
   Less accumulated depreciation                                      (11,420)
     Property and Equipment, net                                        7,037

Total Assets                                                    $      96,769

LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable                                              $      57,787
  Accrued expenses payable                                            346,515
  Lines of credit                                                       8,250
  Notes payable - current portion                                      32,205
   Total Current Liabilities                                          444,757

Stockholders'  Deficit:
  Preferred stock, $0.0001 par value, 80,000,000 shares
      authorized, none issued and outstanding
  Common stock, $0.0001 par value, 800,000,000
      shares authorized: 313,853,899 issued and
      outstanding                                                      31,385
  Additional paid-in capital                                        6,255,624
  Retained deficit                                                 (6,634,997)
Total Stockholders' Deficit                                          (347,988)

Total Liabilities and Stockholders' Deficit                    $       96,769

The accompanying notes are an integral part of these financial statements


                           WORLD AM COMMUNICATIONS, INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                           Three Months Ended                      Nine Months Ended
                                              September 30,                          September 30,
                                          2003             2002                  2003             2002
Revenues:                                $   265,014       $   110,138           $   484,290    $  333,571

Cost of Goods Sold                           142,748            44,698               253,592       102,274

Gross Profit                                 122,266            65,440               230,698       231,297

Operating Expenses:
   Sales and marketing                             -                 -                     -             -
   General and administrative                360,772           724,704             1,010,725     2,694,462
      Total Operating Expenses               360,772           724,704             1,010,725     2,694,462

Net Loss from Operations                    (238,506)         (659,264)             (780,027)   (2,463,165)

Other Income/Expenses
   Other income                                    -                 -                 3,809             -
   Other expenses                                  -                 -                     -             -
                                                   -                 -                 3,809             -

Net (Loss)                              $   (238,506)       $ (659,264)           $ (776,218)  $(2,463,165)

Weighted average number of shares
outstanding                              276,387,232       119,139,500           502,965,865   113,027,444

Net Loss Per Share                      $     (0.001)       $   (0.006)           $   (0.002)  $     (0.02)



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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations should be read in conjunction with the Registrant's consolidated financial statements and notes thereto elsewhere in this Form 10-QSB.

Results of Operations.

The following table presents, for the periods indicated, the dollar value that certain items reflected in the Registrant's
Statement of Operations:



                                           Three Months Ended                      Nine Months Ended
                                              September 30,                          September 30,
                                          2003             2002                  2003             2002
Revenues:                                $  265,014       $   110,138          $  484,290    $    333,571

Cost of Goods Sold                          142,748            44,698             253,592         102,274

Gross Profit                                122,268            65,440             230,698         231,297

Operating Expenses:
Sales and Marketing                               -                 -                   -               -
General and Administrative                  360,772           724,704           1,010,725       2,694,462
Total Operating Expenses                    360,772           724,704           1,010,725       2,694,462

Net Loss from Operations                   (238,506)         (659,264)           (780,027)     (2,463,165)

Other Income/Expenses
Other income                                      -                 -               3,809               -
Other expenses                                    -                 -                   -               -
                                                  -                 -               3,809               -

Net (Loss)                               $ (238,506)      $  (659,264)         $ (776,218)    $(2,463,165)

Weighted average number of shares
outstanding                             276,387,232       119,139,500         502,965,865     113,027,444

Net Loss Per Share                       $   (0.001)      $    (0.006)         $   (0.002)    $     (0.02)



Interim results are not necessarily indicative of results for a full year.

(a)  Revenues.

     Revenues for the quarter ended September 30, 2003, were $265,014 as compared with $110,138 for the corresponding quarter in 2002, an increase of $154,876 or approximately 140%. The revenue generated for the nine months ended September 30, 2003 was $484,290 as compared with $333,571 for the corresponding period in 2002, an increase of $150,719 or approximately 45%. These increases in revenue are the results of increased sales activity. Management will strive to reach break-even and profitable operations during 2004. Management believes the company will reach or exceed revenue objectives for 2003.

(b)  General and Administrative Expenses.

     Total operating expenses for the quarter ended September 30, 2003, were $360,772 as compared to $724,704 for the corresponding quarter in 2002, a reduction of $363,932 or approximately 50%. For the nine months ended September 30, 2003, total operating expenses were $1,010,725 as compared to $2,694,462 for the corresponding nine-month period during 2002, a reduction of $1,683,737 or approximately 63%. The decrease in operating expenses is primarily due to the company being able to finance a greater part of its operations from cash flows and becoming less dependent upon stock issuances for services. Although the general and administrative expense continue to reflect the impact of the use of Form S-8 stock to compensate needed services by various professionals in the absence of equity funding the company hopes to continue to reduce such compensation amounts as revenues increase..

(c)  Net Operating Losses.

     The net loss from operations for the three months ending September 30, 2003, was $238,506 as compared to $659,264 during the corresponding period of 2002, a decrease of $420,788 or approximately 64%. For the nine-month period ended September 30, 2003, the net loss from operations was $780,027 as compared to $2,463,165 for the corresponding nine-month period of 2002, a decrease of $1,683,138 or approximately 68%. Management believes these results are a direct reflection of continued efforts to control expenses and to increase the net results of operations. Although the operations are still losing money, the rate of loss has been slowed substantially.

Factors That May Affect Operating Results.

     The operating results of the Registrant can vary significantly depending upon a number of factors, many of which are outside the company's control. Factors that may affect the company's operating results include:

     - market acceptance of and changes in demand for products and services;

     - a small number of customers account for, and may in future periods account for, substantial portions of our revenue, our revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new services and products by the company or by its competitors;

     - the ability to build brand recognition;

     - timing of sales to customers;

     - price competition;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

     - the ability to attract and integrate new personnel in a timely and effective manner;

     - the ability to introduce and market products and services in accordance with market demand;

     - changes in governmental regulation;

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability; and

     - general economic conditions.

The Registrant is also subject to the following specific factors that may affect the company's operating results:

(a)  Competition.

     The market for products and services offered by the Registrant is highly competitive. The Registrant's future success will depend on its ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

     Some of the Registrant's competitors have:

     - longer operating histories;

     - larger customer bases;

     - greater name recognition and longer relationships with clients;

and

     - significantly greater financial, technical, marketing, public relations and managerial resources than the company.

     Competitors may develop or offer services that provide significant (technological, creative, performance, price) or other advantages over the products offered by the Registrant . If the company fails to gain market share or lose existing market share, our financial condition, operating results and business could be adversely affected and the value of the investment in the company could be
reduced significantly.   The Registrant  may not have the financial
resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

(b)  Technological and Market Changes.

     The markets in which the Registrant competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that the Registrant's existing products will continue to be properly positioned in the market or that the company will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Registrant is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the electronic payments industry increases, it may become increasingly difficult for us to be competitive .

     Risks associated with the development and introduction of new products include delays in development and changes in payment processing, and operating system technologies that could require the Registrant to modify existing products. There is also the risk to the Registrant that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time.

(c)  New Versions of Registrant's Products May Contain Errors or
Defects.

     The Registrant's products are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of the Registrant's products. The Registrant may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments or be required to compensate customers for such limitations or errors, as a result of which the Registrant's business, cash flow, financial condition and results of operations could be materially adversely affected.

(d)  Protection of Proprietary Rights.

     The Registrant's success and ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Registrant intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Registrant, that others will not develop a service that are similar or superior to the Registrant's, or that third parties will not copy or otherwise obtain and use the Registrant's proprietary information without authorization. In addition, certain of the Registrant's know-how and proprietary technology may not be patentable.

     The Registrant may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. The Registrant currently has no licenses for the use of any specific products. There can be no assurance that these third party licenses will be available or will continue to be available to the Registrant on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Registrant's business, financial condition or operating results.

     There is a risk that some of the Registrant's products may infringe the proprietary rights of third parties. In addition, whether or not the Registrant's products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the company, it may be required to modify its products or seek licenses for these intellectual property rights. The Registrant may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Registrant's failure to do so could have a negative affect on its business and revenues.

(e)  Economic Slowdown.

     The slowdown in the U.S. and European economies has affected the market for the Registrant's products, and the company's future financial results from operations will depend, in part, upon whether this slowdown continues. In addition, the Registrant's business can be affected by the general condition of the world economy, as well as by social, political and military conditions. In light of the current economic environment these factors could have a material adverse impact on the Registrant's business, operating results, and financial condition and we may continue to incur losses for the foreseeable future.

(f)  Key Personnel.

     The Registrant's success is largely dependent on the personal efforts and abilities of the company's senior management. The loss of certain members of the Registrant's senior management, including the company's chief executive officer, chief financial officer and chief technical officer, could have a material adverse effect on the company's business and prospects.

     The Registrant intends to recruit in fiscal year 2004 employees who are skilled in the products of the company. The failure to recruit these key personnel could have a material adverse effect on the Registrant's business. As a result, the Registrant may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

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

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, any of which could have a negative impact on the business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require the company to:

     curtail operations significantly;

     sell significant assets;

     seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     explore other strategic alternatives including a merger or sale of the company.

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

Critical Accounting Policies.

     The Securities and Exchange Commission has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: the use of estimates in the preparation of financial statements and non-cash compensation valuation that affects the total expenses reported in the current period. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

(a)  Use of Estimates.

     The foregoing discussion and analysis of the Registrant's financial condition and results of operations is based upon its consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires the company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that it believes to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions

(b)  Stock-Based Compensation Arrangements.

     The Registrant issues shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions are reflected as a component of consulting expenses or selling, general and administrative expenses in the accompanying statement of operations.

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Company's ability to develop new technology and introduce new products, its ability to protect its intellectual property, and its ability to find additional financing. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

Controls and Procedures.

(a)  Evaluation of disclosure controls and procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-14 under the Securities Exchange Act of 1934 ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

(b)  Changes in internal controls.

     There were no significant changes in the Registrant's internal controls or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant did not sell any unregistered (restricted) equity securities during the quarter ended September 30, 2003.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant filed the following report on Form 8-K during the third quarter of the fiscal year covered by this Form 10-QSB:

     A Form 8-K filed on July 8, 2003 to report changes of officers and directors of the Registrant.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       World Am Communications, Inc.



Dated: January 28, 2004                By: /s/ James Alexander
                                       James Alexander, President


Dated: January 28, 2004                By: /s/  Thomas E. Ferneau, III
                                       Thomas E. Ferneau, III,
                                       Chief Financial Officer


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

3.1     Articles of Incorporation, dated July 5, 2002 (see below).

3.2 Certificate of Amendment to Articles of Incorporation, dated August 20, 2002 (see below).

3.3 Certificate of Amendment to Articles of Incorporation, dated December 20, 2002 (see below).

3.4     Bylaws, dated May 15, 2000 (incorporated by reference to
        Exhibit 3.2 of the Form 8-K12g-3 filed on May 16, 2000).

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

4.6 2002 Non-Employee Directors and Consultants Retainer Stock Plan, dated September 12, 2002 (incorporated by reference to
        Exhibit 4 of the Form S-8 filed on September 18, 2002).

4.7     2002 Stock Compensation Plan, dated December 16, 2002
        (incorporated by reference to Exhibit 4 of the Form S-8
        filed on December 23, 2002)

4.8     2003 Consultants Stock Compensation Plan dated August 19,
        2003 (incorporated by reference to Exhibit 4 of the Form S-8 filed on August 22, 2003).

4.9     2003  Non-Qualified  Stock  Option  Plan, dated September
        29, 2003 (incorporated by reference to Exhibit 4 of the Form S-8 filed on October 1, 2003).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 16, 2002).

31.1    Rule 13a-14(a)/15d-14(a) Certification of James H. Alexander
        (see below).

31.2    Rule 13a-14(a)/15d-14(a) Certification Thomas E. Ferneau,
        III (see below).

32      Section 1350 Certification of James H. Alexander and Thomas
        E. Ferneau, III (see below).

99 Press release issued by the Registrant, dated October 7, 2003 (incorporated by reference to Exhibit 99 of the Form 8-K filed on December 30, 2003).