Form 10KSB
period 2003-12-31
WORLD AM COMMUNICATIONS INC
filed 2004-04-20
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                    FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                           COMMISSION FILE NUMBER: 0-22273

                            WORLD AM COMMUNICATIONS, INC.
               (Exact name of Registrant as specified in its charter)

               Nevada                                       44-5105536
 (State or jurisdiction of incorporation                 (I.R.S. Employer
             or organization)                            Identification No.)

 1400 West 122nd Avenue, Suite 104, Westminster, Colorado        80234
      (Address of principal executive offices)                  (Zip Code)

               Registrant's telephone number:  (303) 452-0022

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

     The Registrant had revenues of $654,726 for the fiscal year ended on December 31, 2003. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2004:
$3,901,640.  As of March 31, 2004, the Registrant had 465,445,899
shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X  .

                                  TABLE OF CONTENTS

PART I                                                                     PAGE

     ITEM 1.  DESCRIPTION OF BUSINESS                                         3

     ITEM 2.  DESCRIPTION OF PROPERTY                                        11

     ITEM 3.  LEGAL PROCEEDINGS                                              11

     ITEM 4.  SUBMISSION OF MATTERS TO VOTE OF SECURITY HOLDERS              12

PART II

     ITEM 5.    MARKET FOR COMMON EQUITY AND
                RELATED STOCKHOLDER MATTERS                                  12

     ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS                 13

     ITEM 7.    FINANCIAL STATEMENTS                                         21

     ITEM 8.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURE                       21

     ITEM 8A.  CONTROLS AND PROCEDURES                                       22

PART III

     ITEM 9.    DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
                AND CONTROL PERSONS; COMPLIANCE WITH
                SECTION 16(A) OF THE EXCHANGE ACT                            22

     ITEM 10.  EXECUTIVE COMPENSATION                                        25

     ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
               OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS        28

     ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                32

     ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K                              34

     ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                        34

SIGNATURES                                                                   36

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development

     Pursuant to an Agreement and Plan of Merger ("Acquisition
Agreement") effective May 11, 2000, World-Am Communications, Inc., a Florida corporation ("Registrant") organized in 1994, acquired 100% of all the outstanding shares of common stock Allmon Corporation, a Delaware corporation ("Allmon") ("Acquisition").

     The Acquisition was approved by the board of directors and a majority of the shareholders of Allmon and the Registrant on May 11, 2000. The Acquisition is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, the Registrant elected to become the successor issuer to Allmon for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the this act effective on May 11, 2000.

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

     With the filing of Articles of Merger with the Nevada Secretary of State, the Registrant changed its domicile from Florida to Nevada. A Certificate of Amendment to Articles of Incorporation, dated August 20, 2002, added to the authorized stock 80,000,000 shares of preferred stock: 40,000,000 shares of Class A Preferred Stock, $0.0001 par value, and 40,000,000 shares of Class B Preferred Stock, $0.0001 par value. A Certificate of Amendment to Articles of Incorporation, dated December 20, 2002, increased the authorized limit of common stock to 800,000,000 shares.

Business of the Registrant.

(a)  Company Overview.

     The Registrant currently has two wholly owned subsidiaries:
Isotec, Inc. and Technology Development International, Inc..

     Isotec is a Colorado corporation founded in 1998 as a developer, manufacturer, and distributor of automated passage control and security devices. Isotec has been aided in its endeavors by alliances with several product developers, joint venture partners, sales representatives, dealers, manufacturers and suppliers.

     Technology Development International ("TDI') is a Colorado corporation founded in 1997. TDI engages in the acquisition, development, sales, marketing and distribution of innovative component products.

     The Registrant has developed and/or is in the process of developing innovative systems and processes to establish the company as a factor in the field of Transparent Security? and Automated Passage Control. Company personnel have installed systems for Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank and the United States Air Force and United States Department of Energy, to name just a few.

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

     "Automated Passage Control" ("APC") means any system or device used to monitor or control access, egress or passage from one area to another. Examples are airport security portals, building entries and exits, gates for vehicles or personnel, public building access points (schools, courthouses, stores etc.), laboratories, hospitals, government buildings and any other building for which the owners desire to control and/or track whoever is coming or going and detect if something is coming or going that should not be.

     Over the past twenty years systems have evolved from simple metal detection devices to sophisticated "man trap" systems employing state-of-the-art electronics and detection devices. In recent years the demand for such devices has escalated as the instances of international and urban terrorism increase. Today, demand for APC equipment transcends the past traditional users, such as high security Governmental and military installations, to include banks, industrial complexes, laboratories, airports, schools and retail establishments. The state-of-the-art in weapons detection design and drastic reduction in the package size of such devices has also created a very large international market for this equipment, especially in third world countries with histories of political unrest.

     Likewise, Isotec's product line has evolved from enclosed, inter-locked weapons detection and access control portals to Transparent Security? and surveillance devices using computer integrated video and beam technologies.

     The Registrant has assembled a team of technical, sales/marketing and business personnel possessing many years of design and manufacturing experience in the security, computer and video fields. Isotec's technical personnel have been engaged in the design and manufacture of APC security and surveillance devices for twenty years.

     The company has established a dynamic, fast response, development and manufacturing organization providing highest quality, leading edge security products that integrate with standard and customized systems. The Registrant is able to market these products through its dealer (installer) network to commercial organizations, OEM customers, and governmental and defense agencies.

(b)  Services and Products.

     The business activities of the Registrant and its Isotec subsidiary currently fall into six categories:

     (1)  Design and manufacture of a standard line of Automated
     Passage Control (APC) systems for commercial retail and government use.

     (2)  OEM manufacturing.

     (3) Customization/modification of APC systems per customer specifications.

     (4) Development of security devices for APC, surveillance, sub-miniature computer integrated digital video equipment.

     (5) Acquisition, development, sales, marketing and distribution of innovative component products.

     (6) Acquisition and merger activity geared to obtaining complementary businesses that result in stronger product integration, competitive or other advantages and maximize return on capital. This activity may also include strategic alliances with synergistic partners.

The specific product types manufactured by the Registrant are:

(1)  Weapons Control Systems.

These systems are fabricated as   one or two lane structures with
interlocking doors designed to prevent weapons from entering a facility. They incorporate a high strength tubular aluminum structure with heavy-duty narrow stile doors and closer hardware. Magnetic locks, sensors, display(s) and control electronics are incorporated to monitor all interlock functions while a variety of metal detectors can be used to scan for weapons. Ballistic panels up to Level III can be installed in these structures providing a deterrent as required by the customer. Site specific applications employing modular designs and various construction materials, i.e. laminated oak and ballistic fiberglass, to match architectural requirements are available. This product is used for any application requiring weapons monitoring.

(2)  Passage Control Systems.

These systems are fabricated as two door bi-directional structures with interlocking doors designed to prevent unauthorized individuals from entering a facility. These systems incorporate a high strength tubular aluminum structure with heavy-duty narrow stile doors and closer hardware. Locks, sensors, displays and control electronics are incorporated to monitor all interlock functions while a variety of card readers, keypads and or biometric devices can be installed to identify the occupant before passage. This system also has the advantage of incorporating an occupancy weight system thereby allowing one person to pass at a time. This product can be used in any high security applications requiring personnel monitoring.

(3)  Asset Protection Systems.

These systems are fabricated as single door passage monitors with two door bi-directional structures with interlocking systems designed to prevent unauthorized assets from entering or leaving a facility. These systems incorporate a high strength tubular aluminum structure with heavy-duty narrow stile doors and closer hardware. Locks, sensors, displays and control electronics are incorporated to monitor all interlock functions. This system is best suited for applications requiring control of company assets.

(4)  Pedestrian Counters.

An inexpensive method of keeping track of the number of individuals pass through your doors can be accomplished with the ISOTEC Pedestrian Counter. These counters can monitor standard 3-
6 wide openings or optional 20-30 foot openings. Every system has a seven-character display with key lock reset.

(5)  Site Specific Designs For Any Application.

No standard application can solve everyone's security needs.
ISOTEC provides solutions for most any passage control situation.
Simply making a phone call can access our many years of high and medium security knowledge.

(6)  General Purpose Walk-Through Metal Detectors.

These uniform sensitivity walk-through metal detectors are perfect for any general-purpose application requiring detection of metal objects regardless of orientation. They are equipped with a patented cross-pulsed magnetic field detection system to provide good security plus optimum traffic flow. Applications include Airports, Banks, Public Buildings, Industry, Hospitals, and Casinos.

(7)  High Sensitivity Walk-Through Metal Detectors.

These narrow passage, high sensitivity systems are used where both ferrous and non-ferrous materials are to be detected, such as small knives, razor blades, items made from precious metals and computer chips. Applications include Prisons, computer chip manufacturers, manufacturers of precious metals, and Mints.

(8)  Security Monitoring Software.

A PC based control system, for Windows 95/98/NT, is available to connect multiple metal detectors together to provide a remote network for monitoring and adjustment of all Metor walk-through metal detectors. This product can be used with any of the above applications where multiple systems are required.

(c)  Product Manufacturing.

     Isotec performs the fabrication, assembly and test of the products in its own leased facilities. Isotec employs experienced mechanical and electronic personnel and equipment and is able to obtain contract-manufacturing agreements to perform manufacturing as required. Isotec manufacturing and design function occupies approximately 4,500 square feet of leased space in a building adjacent to the administrative offices of the Registrant and employs 7 contract workers. In addition, the Registrant has entered into a Joint Venture Agreement with Comfort Virtue Construction Product CO., Ltd. of Beijing, PRC ("Comfort"). The terms of the Joint Venture Agreement call for Comfort to manufacture three selected Isotec APC models for domestic and international distribution.

(d)  New Product Development, Patents, and Licenses.

     The Registrant strives for each product developed to contain innovative, modular concepts not previously available. The Registrant spent the following estimated amounts on research and development in each of the last two fiscal years: 2002: $22,500; and 2003: $30,000. On March 1, 2004, Isotec announce the "provisional patent" grant for its ATG-100 anti-tailgating product. The grant of this provisional patent permits Isotec to place a "patent pending" label on all production units while completing development of the ATG-100. The patent file number assigned to the ATG-100 is 60/530,705. filed for a process patent covering its glazing methods.

     In addition, another process patent was filed on behalf of the company by Paul Labarile during 2003. The filing of this patent is the result of over two years of field applications tests by Isotec utilizing a method of using a 3M? bonding material in a proprietary application method developed by Isotec. Isotec will continue to use this glazing method, which it believes makes the assembly of Isotec Portals more efficient than many competing methods. This innovation was calculated to save labor costs in both the fabrication and in the field when preparing for and placing glass in portals.

     New products currently under development include ATG-100 anti-tailgating system (patent pending) and 644-R Rotary access portal. Currently, the ATG-100 is undergoing tests by third parties as previously announced. Isotec expects to have testing and modifications, if any completed by mid-year and believes the ATG-100 will be available to market soon after testing and follow-on are completed.

     During the past year approximately 1,500 man-hours were expended on research and development of these and other products. The cost of development has been borne by the Registrant to date. When a new product is added to the Registrant's product line an estimated mark-up factor will be applied to attempt to recover some or all of the costs of development of the new product(s).

     The Registrant has granted a license to certain selected product to a chinese joint venture which provides for royalty payments to the company from the proceeds of any sales made by the joint venture. To date, no sales or royalties have been received and there can be no assurance there ever will be any revenue realized.

(e)  Custom Products.

     Isotec's goal is to become the leader in the design and manufacture of quality built APC and Transparent Security? security devices through the use of approved material and finish suppliers and the use of in house quality standards and procedures. Many dealers and their customers, as well as government agencies, have a specialized application in mind requiring non-standard components and/or architectural considerations. Such projects are relatively common and may often require little or no customer paid NRE. The modular characteristics of their standard design afford Isotec a competitive and strategic advantage.

(f)  Sales, Marketing, Distribution and Installation.

     Perhaps one of the primary strengths in Isotec's positioning is that all products developed are sold either commercially through a national dealer network or directly to the end user. Each dealer is a professional in the field of applications engineering in the security field. Sales to the government are generally handled directly by the Registrant. Because Isotec equipment is modular in design and is shipped disassembled for installation in the field, all systems, commercial and retail are extremely portable and can be readily disassembled for installation in other locations. The Registrant is in the process of expanding its sales and marketing network, to accommodate new products under development and activities of potential acquisition candidates.

(g)  The Market.

     SDM's 7th annual Top Systems Integrators Report is one indicator that 2002 was a successful year for firms in the business of installing integrated security, access control, and CCTV systems. This ranking, which has grown to include 100 companies, tallied revenue of more than $3.4 billion*. The size of the Transparent Security? segment has not been ascertained by independent sources. *Source: SDM Top Systems Integrators Report, July 2003

     Although management believes Isotec can secure a sizable portion of the market, capacity and conservatism have driven the sales estimates. Isotec intends to address the commercial, national and international market areas through a network of established dealers/installers and foreign OEM'S. Government requirements will be handled directly by the Company and its sales personnel.

(h)  Competition.

     Compared to competitive products or the closest product available today management believes the Registrant's products are the only product line able to accommodate site-specific design and build capabilities. This ability to adapt systems to the needs of a specific location is a capability unique to Isotec.

     Dealers, end users and competitors may recognize that Isotec has an advantage in the area of design and application flexibility. The prices of Isotec products are comparable to those offered by their competitors. Because Isotec can incorporate improvements into successive production models very rapidly they have an advantage over less nimble competitors. Competitors include: Georal, Alluser and Hamilton Safe. Each of these companies offer competing access control systems; however, none of these firms offer customized "built to specification" portals.

     According to information published in their public filings the Finx Group, Inc. is the "exclusive" distributor" for Georal GIL 2001 products. The filings also state, "the GIL-2001 received certification from the U.S. State Department necessary for its possible procurement for use in U.S. embassies, consulates and other governmental installations both in the U.S. and abroad." During the fiscal years 2002 & 2003, the Finx Group reported revenues of $6,000 & $36,000, respectively; according to the filings these revenues were generated by another product not GIL 2001.

     Alluser Industrie, is an Italian manufacturer of access control portals that has been in business since 1979. Secure Access Portals, Inc. a private company headquartered in Boca Raton, Florida exclusively sells Alluser products in the U.S. and Puerto Rico. Although Alluser enjoys reasonably good acceptance in Europe and a few foreign markets, Isotec has rarely encountered their products in competitive situation and although a number may have been sold in the U.S., believes they are not broadly used in the United States.

     Hamilton Safe, headquartered in Fairfield, Ohio, is the most competitive access control company to Isotec. Hamilton Safe offers a broader product line than Isotec comprised primarily of secure storage solutions, ATM equipment and vaults and safes. Although Hamilton Safe offers competitive access control systems, Isotec has competed successfully for several installations and has also been successful in becoming the prime supplier to Hamilton Pacific, a former Hamilton Safe dealer.

     Overall, many security companies are larger and financially more capable than Isotec, however, Isotec's design flexibility and competitive pricing seems to even the playing field. Although past experience seems to show that Isotec is an adept competitor in it's field, there can be no assurance these competitive advantages will endure. The strategy for meeting the competition is based upon flexible design and engineering, excellent customer service and pricing comparable to the nearest competitors.

(i)  Effects of Compliance with Environmental Laws.

     To date the Registrant has not encountered any problems in compliance with environment law at the federal, state or local levels, however, there can be no assurance that the costs associated with such law and regulation will not become prohibitive in the future.

(j)  Sources and Availability of Raw Materials.

     Raw materials for the Registrant's products are widely available, with the exception of metal detectors (of which there are only a few suppliers). If the latter sources were lost, it would hurt producton in that the weapsons detection capability of the portal would be lost. Isotec is exploring additional sources of this component in China a source in china that could potentially supply them in the event that domestic suppliers could not.

(k)  Dependence on Major Customers.

     The Registrant is dependent upon the federal government and a few dealers for the majority of its business. The company is developing new dealers in order to become less dependent upon any single source. Even so there is no assurance they will obtain enough dealers to completely eliminate this risk.

(l)  Need for Governmental Approval.

     At present the Registrant is not reliant upon governmental approvals to market its products. Although the company has obtained GSA listings and other governmental procurement statuses, these listings do not guaranty any sales will result they primarily serve to make it easier for government procurement processes to acquire Isotec products.

(m)  Effect of Governmental Regulation on Business.

     Governmental regulation is not presently a factor. However, this no any way to predict what the government may do that might adversely affect the company in the future.

(n)  Management and Organization.

     The future of the Registrant will depend on management's ability to:

     Continue to maintain the technical edge in its production and quality.

     Develop and market innovative products, at profitable price points.

     To manufacture units at more cost-effective levels in rapid growth mode.

     Obtain strategic alliances and complimentary businesses to maximize profit potential.

(o)  Employees.

     The Registrant current has 8 employees and plan to add at least several more in the current fiscal year.

ITEM 2.  DESCRIPTION OF PROPERTY.

     At its offices in Westminster, Colorado, which the Registrant leases, it owns approximately $10,000 of miscellaneous office furniture and equipment, including computers. These offices consist of
(a) an executive office of 1,976 square feet with a rental rate of $2,900.50 per month; and (b) a manufacturing facility of 4,500 square feet with a rental rate of $2,556.55 per month. The office premises are leased for a term of three years commencing March 2003; and the manufacturing facility is subject to a three-year lease, which commenced in July 2000.

ITEM 3.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Registrant is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Registrant has been threatened.

     On January 30, 2004, a complaint was filed in the District Court of Adams County, Colorado: Robert Hainey and Internet Marketing Solutions, Inc. v. World Am Communications, Inc. and Isotec, Inc. The complaint, which has causes of action for breach of contract and unjust enrichment, alleges that the defendants failed to pay the plaintiffs for certain consulting and public relations and related work, reimbursement of certain business expenses incurred on behalf of the defendants, and to repay a loan made by the plaintiffs to the defendants. The complaint seeks total monetary damages of approximately $308,000. The Company has retained counsel in the matter and is preparing an answer and cross-complaint for filing. The Company intends to vigorously defend the matter. The Company does not believe the outcome of this matter will have an adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

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

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003

                                                 High      Low

Quarter Ended December 31, 2003                  0.008     0.004
Quarter Ended September 30, 2003                 0.008     0.002
Quarter Ended June 30, 2003                      0.005     0.002
Quarter Ended March 31, 2003                     0.011     0.005

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2002

                                                 High      Low

Quarter Ended December 31, 2002                  0.016     0.007
Quarter Ended September 30, 2002                 0.027     0.009
Quarter Ended June 30, 2002                      0.048     0.017
Quarter Ended March 31, 2002                     0.058     0.022

Holders of Common Equity.

     As of March 31, 2004, there were approximately 120 shareholders of record of the Registrant's common stock.

Dividend Information.

     The Registrant has not declared or paid a cash dividend to stockholders since it became organized. The board of directors presently intends to retain any earnings to finance Registrant operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Registrant's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

     Other than as follows, the Registrant did sell any unregistered (restricted) securities during the fiscal year ended December 31, 2003:

     At various times during the year, the Registrant issued options that covered a total of 65,000,000 shares of common stock to employees and consultants for the company. The shares underlying these options were issued under the Registrant's 2003 Non-Qualified Stock Option Plan, adopted on September 29, 2003. These options were exercisable at either 65% or 75% of the fair market value of the Registrant's common stock on the date the stock option is granted.

     No commissions were paid in connection with these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations of the Registrant is based upon, and should be read in conjunction with, its audited consolidated financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Registrant has developed and/or is in the process of developing innovative systems and processes in the field of "Transparent Security?" and "Automated Passage Control." Company personnel have installed systems for Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank and the United States Air Force and United
States Department of Energy to name just a few.

     The Registrant believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients.
Accordingly, the Registrant intends to focus its attentions and investment of resources in marketing, strategic partnerships, and development of its client base. If the Registrant is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

Results of Operations.

(a)  Revenues.

     Revenues for the year ended December 31, 2003 were $654,726 as compared to $345,450 in 2002. The $309,276 increase in revenues, approximately 89%, is primarily attributed to the continued efforts by the Registrant in the acquisition of sales, marketing, advertising, business and legal talent to complete product development and continue marketing activities to increase the dealer network and position the company to participate in market growth expected in the future.
Although the increased operating revenue represents a significant increase in sales, with the absence of additional operational funding, the Registrant's ability to continue as a going concern is still in doubt.

(b)  General and Administrative Expense.

     The Registrant was able to reduce the rate of spending during 2003 by $1,162,046 (to $2,284,393), a reduction of approximately 34% as compared to 2002 expenses of $3,466,439. The general and administrative expenses reflects the impact of the use of S-8 stock to compensate needed services by various professionals in the absence of equity funding. Although this is a significant reduction in operating expenses the Company plans to continue to pursue revenue growth and expects to utilize a private placement or other equity offering during 2004, in addition to utilization of S-8 stock to compensate for certain needed services.

(c)  Other Income.

     For the fiscal year ended December 31, 2003, the Registrant realized other income of $600,911 as compared with $241,803 for the fiscal year ended December 31, 2002, an increase of approximately 248% (during fiscal 2003, the Registrant issued an increased number of such stock options, which were then exercised). Other income consists principally of revenues resultant from the exercise of options to purchase common stock of the Registrant granted to employees and consultants of the company. The principal components of Other Income for 2003 were, approximately $573,000 options exercised by employees and consultants of the Company; and recovery of expenses advanced to customers recovered by later reimbursements to Company's subsidiary, Isotec, of approximately $28,700. The options were issued under the Company's 2003 Non-Qualified Stock Option Plan (see discussion under
Item 11, below).

     During the fiscal year ended on December 31, 2002, the Company recorded $241,803 in Other Income. This was comprised principally of revenues resultant from the exercise of options to purchase common stock of the registrant. The options were issued under the Company's Employee Stock Incentive Plan (see discussion under Item 11, below).

(d)  Net Operating Loss.

     The net loss from operations for the year ended December 31, 2003, was $1,957,897 as compared to $3,317,223 during the corresponding period of 2002, a decrease of $1,359,326 or approximately 40%. Management believes these results are a direct reflection of continued efforts to control expenses and to increase the net results of operations. Although the operations are still losing money, the rate of loss has been slowed substantially.

(e)  Net Operating Loss Carryforward.

     For the fiscal year ending December 31, 2003, the Registrant had net operating loss carryforward of $7,240,161 as compared with $5,858,779 for the previous fiscal year. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The increase in net operating loss carryforward is the result of the parent company's operating loss experienced in fiscal 2003. These carryforwards, if not utilized to offset taxable income begin to expire in 2009. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Factors That May Affect Operating Results.

     The operating results of the Registrant can vary significantly depending upon a number of factors, many of which are outside the company's control. General factors that may affect the Registrant's operating results include:

     - market acceptance of and changes in demand for products and services;

     - a small number of customers account for, and may in future periods account for, substantial portions of the Registrant's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

     - gain or loss of clients or strategic relationships;

     - announcement or introduction of new services and products by the Registrant or by its competitors;

     - the ability to build brand recognition;

     - timing of sales to customers;

     - price competition;

     - the ability to upgrade and develop systems and infrastructure to accommodate growth;

     - the ability to introduce and market products and services in accordance with market demand;

     - changes in governmental regulation; and

     - reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

     The Registrant believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, the Registrant intends to invest in marketing, strategic partnerships, and development of its client base. If the Registrant is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

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

(b)  Technological and Market Changes.

     The markets in which the Registrant competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that the Registrant's existing products will continue to be properly positioned in the market or that the company will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Registrant is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the electronic payments industry increases, it may become increasingly difficult for the company to be competitive.

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

     The Registrant intends to recruit in fiscal year 2004 employees who are skilled in the products of the company. The failure to recruit these key personnel could have a material adverse effect on the Registrant's business. As a result, the Registrant may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

Liquidity and Capital Resources.

     The Registrant has required a substantial amount of working capital to fund its operations and market development. In the absence of any equity investment, it previously relied upon short-term borrowings in the form of purchase order and invoice factoring and the use of Form S-8 common shares as mentioned above. As of December 31, 2003, the Registrant had no significant sources of liquidity.

     For the year ended December 31, 2003, Registrant had operating losses reflecting the developmental nature of its operation; it does however, foresee its efforts culminating in sufficient cash flows to service its debts.

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

     While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to carry out its business plan, there is no assurance of that occurring. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to $2,000,000 or more over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in this Form 10-KSB includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

     If funding is insufficient at any time in the future, the Registrant may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the company's financial condition, which could require the company to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the company.

     To the extent that the Registrant raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Registrant's operations.
Regardless of whether the Registrant's cash assets prove to be inadequate to meet the Registrant's operational needs, the Registrant may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

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

Other.

     The Registrant does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) non-cash compensation valuation; and (c) revenue recognition. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires the Registrant to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Registrant evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Registrant bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Stock-Based Compensation Arrangements.

     The Registrant intends to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

(c)  Revenue Recognition.

     Sales of commercial products under long-term contracts and programs are recognized in the accounts as deliveries are made. The estimated sales value of fixed price contracts in process is recognized under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date.

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, its critical accounting policies, its profitability and factors contributing to its future growth and profitability. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop new technology and introduce new products, its ability to protect its intellectual property, and its ability to find additional financing. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Consolidated financial statements as of and for the year ended December 31, 2003, and for the year ended December 31, 2002 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president and chief financial officer. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in its factors that could significantly affect those controls since the most recent evaluation of such controls.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors, executive officers, and key employees of the Registrant are set forth below; there are no other promoters or control persons of the Registrant. The directors named below will serve until the next annual meeting of the Registrant's stockholders or until their successors are duly elected and have qualified. Directors are elected for a one-year term at the annual stockholders' meeting. Officers hold their positions at the will of the board of directors, absent any employment agreement. There are no arrangements, agreements or understandings between non-management shareholders and management under which non-management shareholders may directly or indirectly participate in or influence the management of the Registrant's affairs. The directors and executive officers of the Registrant are not a party to any material pending legal proceedings and, to the best of their knowledge, no such action by or against them has been threatened.

     David E. Forbes was appointed to the board of directors in June 2002, and was appointed Secretary of the company. He resigned both positions in June 2003.

(a)  James H. Alexander, President/Chief Executive Officer/Director.

     Mr. Alexander, age 66, has been President and Chief Executive Officer of the Company since February 18, 2000, the date that Isotec, Inc. became a wholly owned subsidiary of the Company. He was the founder of Isotec, Inc., a company engaged in the design, manufacture and installation of access control portals for the security markets involving weapons detection and asset protection, personnel and material, control for federal and state government, financial institutions, and business/commercial applications.

     In 1992, Mr. Alexander founded T.D.I., Inc. and has been its President since that time. This company is engaged in sales and marketing of security products, consulting, fund raising, acquisition and mergers of established and start-up hi-technology firms. From 1992 through 1997, Mr. Alexander was general manager and chief operating officer of Zykronix, Inc., a company that designs and produces some of the world's smallest computers for the industrial and commercial markets. As chief operating officer of that company from 1995 through 1997, he was responsible for restructure of the organization and all business activities, including profit and loss statements, production, sales and marketing, contracts, materials, finance and administration. During 1997 and 1998, Mr. Alexander also was the managing broker and a consultant to Lafayette Century 21 Agency-Corp. Relocation and Marketing, located in Colorado, and from January 1993 to November 1995 was the director of corporate relocations for Moore and Company Realtors, located in Colorado.

(b)  Willis J. Kollars, Secretary/Director.

     Mr. Kollars, age 60, was appointed to the board of directors in September 2002. He is currently an administrative hearing officer with the U. S. Department of Agriculture, National Appeals Division, having served in that position for past fourteen years. Mr. Kollars conducts administrative law hearings for the Secretary of Agriculture and currently hears appeals of adverse decisions rendered by 13 of the 29 agencies under the Secretary of Agriculture. He is retired from the U. S. Navy where he served for 25 years as a paralegal in the Judge Advocate General Corps (JAG). While with JAG, Mr. Kollars helped found the paralegal community for the U.S. Navy, developed curriculum for the training of paralegals, and authored six textbooks for use in the development of paralegals in all branches of military service. Mr. Kollars is a member of the National Association of Administrative Law Judges.

(c)  Thomas E. Ferneau, Chief Financial Officer/Director.

     Mr. Ferneau, age 55, was appointed to the board of directors on June 20, 2003. He is involved in the general practice of law; primarily counseling and planning for individuals and businesses in estate-trust, tax, insurance problems associated with probate, business, finance and other related areas. Mr. Ferneau is experienced in many aspects of agricultural and business finance; title examination, loan litigation, bankruptcy-creditor and debtor law. He is also experienced in analyzing financial statements and related data for financial institutions, both state and federal.

     From 1999 to the present, Mr. Ferneau has served on the board of directors of a Chinese joint venture between Beijing Tianping Inspection Company Limited and America China Agricultural Exchange Association; this is a joint venture tasked with helping to standardize and improve the state quality assurance testing laboratories. From 2002 to the present, he has served on the board of directors of South Star KFT, a Hungarian company that carries out import and export in Hungary and Eastern Europe. South Star is 80% owned by Agritrade, an import export company with an Eastern European base of which he has been president and a director from 2002 to the present; this is a widely held company. From 2002 to the present, Mr. Ferneau has served as president of Tarsus Trust Company, L.L.C.; purpose of the company is to consolidate the management of several offshore services. He has experience in Chinese law and has served since 2001 under a cooperative agreement with the Shanghai Jei Hau law firm.

     Mr. Ferneau holds both undergraduate and juris doctor degrees from the University of Nebraska, and is a member of the Nebraska and American Bar Associations. The Ferneau Law Office was originally established in 1892 and is one of the oldest continuing law practices in the State of Nebraska; he has been a solo practitioner since 1984.

(d)  Al Youngs, Director.

     Mr. Youngs, age 56, was elected to the board of directors at the annual meeting held on December 6, 2002. He was a division chief assigned to the Community Resource Division of the Lakewood, Colorado
Police Department, for which he served 32 years before retiring in November 2003. Prior to assuming this position, Mr. Youngs served as division chief in the Investigation Division, captain in the Intelligence and Information Management Divisions, and has held command positions in every division of Lakewood Police Department. He has taught at the University of Colorado and is an adjunct professor at Metropolitan state College and the University of Phoenix. Mr.
Youngs has a bachelor's degree in political science, a master's degree in public administration, a juris doctor degree, and is a graduate of the F.B.I. National Academy. He has been president of the Metropolitan Law Enforcement Association, was class president of the Penn State Polex class for police executives, and is the U.S.
International Police Association representative to the Country of Argentina.

     During his career, Mr. Youngs has been selected Officer of the Month by the Green Mountain Kiwanis Club, received the Optimist International Law Enforcement Award, has been named to the Denver Post Hall of Fame, and in 1990 was inducted into the Lakewood Police Department Hall of Fame. He is a member of the Leadership Denver board of directors and recently served as class coordinator for the Harvard, Kennedy School of Government sponsored Senior Management Institute for Police. Mr. Youngs currently is a consultant for the Police Research Forum, United States Department of Justice, and a member of the IACP Investigative Commanders Committee and is a facilitator for Enlightened Leadership International. He served as the 2000 chairman of the board for the West Metro Drug Task Force and
is the current president of Police Futurists International.   Mr.
Youngs received the 2000 Lakewood Mayor's Award for special achievement. He was also nominated for his work in promoting cultural diversity within the community.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Exchange Act requires the Registrant's directors, certain officers and persons holding 10% or more of the Registrant's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Registrant's common stock with the SEC. Such persons are required by SEC regulations to furnish the Registrant with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Registrant under Rule 16a-3(d) during fiscal
2003 with respect to fiscal 2003, and certain written representations from executive officers and directors, the Registrant is aware the following reports were not timely filed: (a) a Form 3 for Mr. Ferneau when he joined the board of directors in June 2003; (b) a Form 4 for Mr. Ferneau to report shares acquired by him from the company in July 2003; (c) a Form 5 to report those Form 4 transactions; (d)
Form 4's for Mr. Alexander to report sales made by him during the period of July through October 2003 and in December 2003; and (e) a Form 5 to report those Form 4 transactions. The Form 3 and Form 5 for Mr. Ferneau have been prepared and filed with the SEC. Mr.
Alexander has chosen to file all the late Form 4's (instead of a Form
5), which are being prepared for filing with the SEC. The Registrant is unaware that any other required reports were not timely filed.

Compensation Committee.

     The Registrant's compensation committee consists of Messrs. Kollars, Ferneau, and Youngs. The compensation committee makes recommendation to the full board of directors regarding compensation issues, including any employment agreement with the company officers and directors (current Mr. Alexander is the only one who has such an agreement).

Code of Ethics.

     The Registrant has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. This code of ethics is attached as Exhibit 14 to this Form 10-KSB.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table.

     The following table sets forth certain information relating to the compensation paid by the Registrant during the last three fiscal years to the Registrant's president. No other executive officer of the Registrant received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2003 and the two prior fiscal years.



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying      LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs    payouts compensation
                          ($)     ($)       ($)             ($)           (#) (2)       ($)       ($)
   (a)          (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)

James H.       2003     $59,600    -         -               -        20,000,000         -         -
Alexander,     2002     $32,300    -         -            $375,000     3,600,000         -         -
President      2001     $32,500    -         -            $141,000     2,700,000         -         -

Paul M.        2002    $32,300     -         -                -           -              -         -
Labarile       2001    $32,500     -         -            $141,000     2,700,000         -         -
Secretary
(1)


(1) Mr. Labarile resigned as a director and an office effective on April 15, 2002.

(2) Of the 20,000,000 shares underlying the options granted in 2003, 10,000,000 were granted in the name of Karen Alexander, an employee of the company and wife of Mr. Alexander.

    Individual Option/SAR Grants in Fiscal Year Ended December 31, 2003.



                      Number of            Percent of total
                      Securities           options/SARs
                      Underlying           granted to
                      options/SARs         employees in              Exercise or base
Name                  granted (#)          fiscal year (1)             price ($/Sh)      Expiration date
(a)                       (b)                 (c)                         (d)                  (e)
James H. Alexander
President             10,000,000            15.38%                      65% of the        September 2013
                                                                   closing price on the
                                                                    date of exercise

Karen Alexander       10,000,000            15.38%                      65% of the        September 2013
                                                                   Closing price on the
                                                                    Date of exercise


(1) Based on a total granted during the year of 65,000,000 under the Registrant's 2003 Non-Qualified Stock Option Plan.

Aggregated Option/SAR Exercises In Fiscal Year December 31, 2003 and Fiscal Year-End Option/SAR Values



                                                                      Number of
                                                                      securities
                                                                      underlying          Value of
                                                                      unexercised         unexercised
                                                                     options/SARs at      in-the-money
                                                                       FY-end (#)         options/SARs
                            Shares acquired       Value realized      Exercisable/        at FY-end ($)
Name                        on exercise (#)          ($) (1)          Unexercisable        Exercisable/
                                                                                           Unexercisable
 (a)                             (b)                  (c)                 (d)                 (e)
James H. Alexander
President                     10,000,000            $20,059 (1)        2,700,000            $10,125 (2)
                                                                       Exercisable (2)

Karen Alexander               10,000,000            $23,429 (3)              -                     -


(1) This figure is calculated by determining the difference between the fair market value of the securities underlying the options on the date of exercise and the exercise price of the options on the date of exercise (65% of the closing price on the date of exercise). These options were exercised and the underlying securities sold in cashless exercises from October 28, 2003 to December 1, 2003.

(2) The exercise price of these options was originally $0.10 per shares when they were granted on January 29, 2001 under the Registrant's Employee Stock Incentive Plan. The board of directors repriced these options in 2002 to an exercise price of 25% of the closing price on the date of exercise. This repricing was made due to the continuing low price of the company's common stock throughout the period after these options were granted. These made the determination, based on a number of factors, as the basis for such repricing.

(3) This figure is calculated by determining the difference between the fair market value of the securities underlying the options on the date of exercise and the exercise price of the options on the date of exercise (65% of the closing price on the date of exercise). These options were exercised and the underlying securities sold in cashless exercises from October 27, 2003 to November 18, 2003.

Employment Agreement.

     On February 20, 2002, the Company entered into an employment agreement, as amended, with Mr. Alexander for the term of three years. See description of this agreement under "Certain Relationships and Related Transactions". On January 20, 2004, the Registrant further amended this employment agreement. See description of this agreement under "Certain Relationships and Related Transactions".

Other Compensation.

     (a) Directors of the Registrant who are also employees do not receive cash compensation for their services as directors or members of the committees of the board of directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

     (b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Registrant in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2003 provided for or contributed to by the Registrant.

     (c) (1) on September 12, 2002, the Registrant adopted the 2002 Non-Employee Directors and Consultants Retainer Stock Plan; (2) on December 16, 2002, the Registrant adopted the 2002 Stock Compensation Plan; (3) on August 19, 2003, the Registrant adopted the 2003 Consultants Stock Compensation Plan; (4) on September 29, 2003, the Registrant adopted the 2003 Non-Qualified Stock Option Plan; (5) on January 5, 2001, the Registrant adopted the Non-Employee Directors and Consultants Retainer Stock Plan; and (6) on January 22, 2001, the Registrant adopted an Employee Stock Incentive Plan. For a description of these plans, please see Item 11, below. The Registrant may pay compensation to officers and directors in the future under one or more of these plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of March 31, 2004 (533,033,232 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, individually and as a group. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him. None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

Title of Class   Name and Address               Amount of       Percent of
                 of Beneficial Owner            Beneficial        Class
                       (1)                      Ownership(2)

Common Stock     James H. Alexander             29,987,333 (3)      5.63%
                 1400 West 122nd Avenue
                 Suite 104
                 Westminster, Colorado 80234

Common Stock     Thomas E. Ferneau               1,743,000          0.33%
                 1400 West 122nd Avenue
                 Suite 104
                 Westminster, Colorado 80234

Common Stock     Willis J. Kollars                 200,000          0.04%
                 1400 West 122nd Avenue
                 Suite 104
                 Westminster, Colorado 80234

Common Stock     Al Youngs                            0             0.00%
                 1400 West 122nd Avenue
                 Suite 104
                 Westminster, Colorado 80234

Common Stock     Shares of all directors and    31,930,333          5.99%
                 executive officers
                 as a group (4 persons)

Securities Authorized for Issuance under Equity Compensation Plans.

     The Registrant has adopted four equity compensation plans (none of which have been approved by the company's shareholders) as of December 31, 2003:

(a)  2003 Non-Qualified Stock Option Plan.

     On September 29, 2003, the Registrant adopted the 2003 Non-Qualified Stock Option Plan. This plan is intended to allow designated employees and non-employees of the Registrant to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives in order to serve the interests of the Company and its stockholders as it allows such persons greater personal financial interest in the Company, which is intended to stimulate efforts on the company's behalf, and to aid in the recruitment of employees. A total of 65,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on September October 1, 2003; the options are exercisable at 65% of the fair market value of the Registrant's common stock on the date the stock option is granted. As of December 31, 2003, all options granted have been exercised and there are no shares remaining to be issued under this plan.

(b)  2003 Consultants Stock Compensation Plan.

     On August 19, 2003, the Registrant adopted the 2003 Consultants Stock Compensation Plan. The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining consultants and independent contractors for the company capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock or stock options. A total of 75,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on August 22, 2003. As of December 31, 2003, there were 8,000,000 shares remaining to be issued under this plan.

(c)  2002 Stock Compensation Plan.

     On December 16, 2002, the Registrant adopted the 2002 Stock Compensation Plan. The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining consultants and independent contractors for the company capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 55,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on December 23, 2002. As of December 31, 2003, there were 4,600,000 shares remaining to be issued under this plan.

(d)  2002 Non-Employee Directors and Consultants Retainer Stock Plan.

     On September 12, 2002, the Registrant adopted the 2002 Non-Employee Directors and Consultants Retainer Stock Plan. The purposes of the plan were to enable the Registrant to promote the interests of the company by attracting and retaining consultants and independent contractors for the company capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock or stock options. A total of 80,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on September 18, 2002. As of December 31, 2003, all shares under this plan had been issued.

(e)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On January 5, 2001, the Registrant adopted the Non-Employee Directors and Consultants Retainer Stock Plan. The purposes of the plan were to enable the Registrant to promote the interests of the company by attracting and retaining consultants and independent contractors for the company capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock or stock options. A total of 24,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on January 29, 2001. As of December 31, 2003, all shares under this plan had been issued.

(f)  Employee Stock Incentive Plan.

     On January 22, 2001, the Registrant adopted an Employee Stock Incentive Plan. This plan was intended to allow directors, officers, employees, and certain non-employees of the Registrant to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. A total of 6,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on January 29, 2001; the options were exercisable $0.10 per share. As of December 31, 2003, the Registrant had granted options covering all 6,000,000 shares registered under this plan, and these options have all been exercised and all the stock issued.

                   Equity Compensation Plan Information
                         as of December 31, 2003



                              Number of
                             securities to
                               be issued                                          Number of securities
                             upon exercise                                        remaining available for
                                  of                                              future issuance under
                             outstanding             Weighted-average             equity compensation
                                options,             exercise price                plans (excluding
                             warrants and            of outstanding options       securities reflected in
Plan category                 rights                 warrants and rights              column (a))
                                (a)                         (b)                            (c)
Equity
compensation plans
approved by
security holders                 0                           0                              0

Equity
compensation plans
not approved by
security holders                 0                           0                     2003 Stock Option Plan:
                                                                                   0; 2003 Consultants
                                                                                   Stock Compensation
                                                                                   Plan: 8,000,000;
                                                                                   2002 Stock Compensation
                                                                                  Plan: 4,600,000; 2002
                                                                                  Consultants
                                                                                  Stock Plan: 0;
                                                                                  Directors and
                                                                                  Consultants Stock
                                                                                  Plan: 0; Employee
                                                                                  Stock Incentive
                                                                                  Plan: 0

Total                            0                           0                    2003 Stock Option
                                                                                  Plan: 0; 2003
                                                                                  Consultants Stock
                                                                                  Compensation
                                                                                  Plan: 8,000,000;
                                                                                  2002 Stock
                                                                                  Compensation Plan:
                                                                                  4,600,000; 2002
                                                                                  Consultants
                                                                                  Stock Plan: 0;
                                                                                  Directors and
                                                                                  Consultants Stock
                                                                                  Plan: 0; Employee
                                                                                  Stock Incentive
                                                                                  Plan: 0


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Registrant was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a) On February 20, 2002, the Registrant entered into an employment agreement, as amended, with Mr. Alexander for the term of three years. Under the terms of this agreement, the company agrees to pay the following compensation:

     A fixed salary in the amount of $180,000 per year, paid consistent with the standard payroll practices of the Registrant in place, as may be adjusted from time-to-time by the board of directors in its discretion. The fixed salary is payable in cash or in Registrant common stock which has been registered on Form S-8. This salary is to be reviewed from time to time during the term of this agreement by the board of directors or any compensation and benefits committee of the board. In addition, Mr. Alexander is to be issued:
(a) 14,400,000 shares of the Registrant's common stock pursuant to the terms of the Employee Stock Purchase Plan to be adopted by the company and registered under a Form S-8. These shares shall vest in equal instalments of 1,200,000 shares quarterly over the three-year term; and (b) 15,000,000 restricted shares of common stock. Also, Mr. Alexander, his dependents and beneficiaries are entitled to participate in any pension, profit sharing, medical reimbursement, insurance or other employee payment or benefit plan of the Registrant as may be in effect from time to time, subject to the participation standards and other terms thereof, to the same extent as other officers under the benefit practices of the Registrant. Finally, Mr. Alexander is entitled to receive 15% of the Registrant's net profits. Mr. Alexander received the 15,000,000 shares specified in the agreement in 2002.

     On January 20, 2004, the Registrant further amended this employment agreement to provide that the term of the agreement is to terminate on February 20, 2007. In addition, the following compensation has been amended: (1) salary was reduced to $120,000 per year; (2) Mr. Alexander is to be paid a bonus from time-to-time based on performance of the executive; and (3) Mr. Alexander shall be paid a total of 24,000,000 shares of the common stock of the Registrant pursuant to the terms of an Employee Stock Purchase Plan (ESSP) to be adopted by the Registrant and registered under Form S-8 (these shares shall vest in equal instalments, 1,200,000 shares quarterly over the five year term.

     (b) In April 2002 and September 2002, the Registrant issued a total of 1,700,000 free trading shares of common stock registered under Form S-8 to James Golden (a former director) as compensation for serving as a director of the Registrant.

     (c) During the second quarter of 2002, the Registrant issued 5,000,000 restricted shares of common stock to Mr. Labarile, then secretary and a director of the company, for past services rendered to the company.

     (d) In September 2002, the Registrant issued 1,200,000 free trading shares of common stock registered under Form S-8 each to Mr. Kollars and Gary Borglund (a former director) as compensation for serving as a director of the company.

     (e) In June 2003, the Registrant issued 1,200,000 free trading shares of common stock registered under Form S-8 to Mr. Forbes, a former director, as compensation for serving as a director of the Registrant.

     (f) In July 2003, the Registrant issued 2,400,000 free trading shares of common stock registered under Form S-8 to Mr. Ferneau as compensation for serving as a director of the Registrant.

     (g) In September 2003, the Registrant issued to Mr. Alexander an option to purchase 10,000,000 shares of the company's common stock under the company's 2003 Non-Qualified Stock Option Plan. From October 2003 to December 2003, he exercised this option at 65% of the closing price on the date of exercise.

     (h) In September 2003, the Registrant issued to Karen Alexander, an employee of the company and wife of Mr. Alexander, an option for 10,000,000 shares of the company's common stock under the company's 2003 Non-Qualified Stock Option Plan. In October and November 2003, she exercised this option at 65% of the closing price on the date of exercise.

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

     Certain of the officers and directors of the Registrant are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Registrant and its officers and directors. The Registrant will attempt to resolve such conflicts of interest in favor of the Registrant. The officers and directors of the Registrant are accountable to it and its shareholders as fiduciaries, which require that such officers and directors exercise good faith and integrity in handling the Registrant's affairs. A shareholder may be able to institute legal action on behalf of the Registrant or on behalf of itself and other similarly situated shareholders to recover damages or for other relief in case the resolution of conflicts is in any manner prejudicial to the Registrant.

ITEM 13.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

Reports on Form 8-K.

     The following reports on Form 8-K was filed during the last quarter of the fiscal year covered by this Form 10-KSB:

     (a) A Form 8-K filed on December 30, 2003 to report disclose that on October 7, 2003, the Registrant reported its quarterly sales for its fiscal third quarter ended September 30, 2003. A copy of the press release issued by the Registrant concerning the foregoing quarterly sales was attached as an exhibit to that filing.

     (b) A Form 8-K filed on December 30, 2003 to report that on November 25, 2003, the company announced the appointment of its director Thomas E. Ferneau as chief financial officer and general counsel of the company. He was previously appointed to the Registrant's board of directors on June 20, 2003.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

     The Registrant has recently become aware that on March 31, 2004 the SEC filed an injunctive action Michael B. Johnson, his Colorado-based accounting firm, Michael Johnson & Co., LLC ("Johnson & Co.") (the independent certified public accountant for the company), and others in the U.S. District Court in Denver, Colorado. In its complaint, the SEC alleges that between December 1999 and December 2000, certain individuals engaged in a scheme to defraud investors by filing reports and a registration statement with the SEC containing false financial statements that fraudulently overstated revenues, income, assets and cash inflows and understated expenses. The complaint also alleges that Mr. Johnson and Johnson & Co. assisted in the scheme by performing a range of accounting functions, including purporting to audit financial statements they had previously prepared. The complaint seeks, among other things, injunctions, third-tier civil penalties, disgorgement and prejudgment interest from Mr. Johnson and Johnson & Co.

     The Registrant's audit committee is investigating this matter, and what impact, if any, this will have on the company. The audit committee will then recommend a course of action to the board of directors. The board of directors will them make a determination as to what actions will be taken, which may include, but not necessarily be limited to, securing a new independent accountant for the Registrant and the re-audit of prior years' financial statements.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Michael Johnson & Co., LLC for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2003:
$10,000; and 2002: $9,500.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Mr. Brenner that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Mr. Brenner for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by Mr. Brenner, other than the services reported above: $0.

Audit Committee.

     The Registrant's audit committee consists of Messrs. Kollars and Ferneau. The audit committee has not adopted a written charter. The Registrant's board of directors has determined that the company does not have an audit committee financial expert serving on its audit committee; the company has been unable to secure the services of such a person but is actively seeking one.

     The Registrant's does not have any pre-approval policies and procedures. The audit committee makes recommendations concerning the engagement of independent public accountants, reviews with the independent public accountants the scope and results of the audit engagement, approves all professional services provided by the independent accountants, reviews the independence of the independent public accountants, considers the range of audit and non-audit fees, and reviews the adequacy of the Registrant's internal accounting controls.

                                     SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       World Am Communications, Inc.



Dated: April 19, 2004                  By: /s/  James H. Alexander
                                       James Alexander, President/Chief
                                       Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the date indicated:


Signature                    Title                              Date

/s/ James H. Alexander       President/Chief Executive       April 19, 2004
James H. Alexander           Officer/Director

/s/ Willis J. Kollars        Secretary/Director              April 19, 2004
Willis J. Kollars

/s/ Thomas E. Ferneau        Chief Financial Officer         April 19, 2004
Thomas E. Ferneau            (principal financial and
                             accounting officer)/Director

/s/  Al Youngs               Director                        April 19, 2004
Al Youngs

                             INDEPENDENT AUDITOR'S REPORT

To the Board of Directors
World Am Communications, Inc.
Westminster, Colorado

We have audited the accompanying balance sheets of World Am Communications, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.
An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Am Communications, Inc. at December 31, 2003 and 2002, and the results of its operations and cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the consolidated financial statements, conditions exists which raise substantial doubt about the Company's ability to continue as a going concern unless it is able to generate sufficient cash flows to meet its obligations and sustain its operations. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  Michael Johnson & Co., LLC
Michael Johnson & Co., LLC
Denver, Colorado
March 29, 2004


                          WORLD-AM COMMUNICATIONS, INC.
                          CONSOLIDATED BALANCE SHEETS

                                                  December 31,     December 31,
                                                      2003            2002

ASSETS:
Current Assets:
  Cash                                            $   229,069       $   25,411
  Accounts receivable                                  67,128            7,015
  Inventory                                            26,121            6,601
  Other assets                                          7,202                -
     Total Current Assets                             329,520           39,027

Fixed Assets:
  Furniture and equipment                              10,106           16,528
  Less accumulated depreciation                        (7,675)          (8,834)
   Net Fixed Assets                                     2,431            7,694

Total Assets                                          331,951           46,721

                       LIABILITIES AND STOCKHOLDERS' DEFICIT:

Current Liabilities:
  Accounts payable                                     49,282           56,236
  Accrued salaries                                    164,277                -
  Taxes payable                                       204,738          204,738
  Lines of credit                                       5,355            6,666
  Short-term borrowings                                     -           13,205
    Total Current Liabilities                         423,652          280,845

Stockholders'' Deficit:
  Preferred stock, $0.0001 par value,
80,000,000 shares
    authorized, none issued and outstanding                 -                -
  Common stock, $0.0001 par value; 800,000,000
    shares authorized, 465,445,899 and
679,735,899 shares issued and outstanding,
respectively                                           46,544           67,973
  Additional paid-in capital                        7,077,520        5,556,682
  Accumulated deficit                              (7,215,765)      (5,858,779)
    Total Stockholders' Deficit                       (91,701)        (234,124)

Total Liabilities and Stockholders' Deficit           331,951           46,721

                  See accompanying notes to financial statements


                            WORLD-AM COMMUNICATIONS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                     Year Ended     Year Ended
                                                    December 31,   December 31,
                                                        2003          2002

Revenues:                                           $   654,726    $   345,450

Cost of Goods Sold:                                     328,230        196,234

Gross Profit                                            326,496        149,216

Operating Expenses:
General and administrative                              830,593        454,509
Depreciation                                              2,458          3,448
Consultants                                           1,445,592      2,999,402
Bad debt                                                  5,750          9,080
     Total Operating Expenses                         2,284,393      3,466,439

Net Loss from Operations                             (1,957,897)    (3,317,223)

Other Income/Expenses
Other income                                            600,911        241,803
Other expenses                                                -              -

                                                        600,911        241,803

Net Loss                                             (1,356,986)    (3,075,420)

Weighted average number of
 shares outstanding                                 504,696,020    128,211,036

Basic and diluted net loss per share                     (0.003)        (0.024)

                     See accompanying notes to financial statements


                              WORLD-AM COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY





                                                                  Additional
                                          Common Stock             Paid-In      Retained
                                        Shares       Amount        Capital       Deficit       Total
Balance - December 31, 2001             42,015,383     4,202      2,621,050     (2,783,359)    (158,107)

Issuance of stock for services           1,727,500       172         68,928              -       69,100
Issuance of stock for services           2,000,000       200         79,800              -       80,000
Issuance of stock for services           2,800,000       280        111,720              -      112,000
Issuance of stock for services           4,175,000       417        124,833              -      125,250
Issuance of stock for services           1,706,000       171         51,009              -       51,180
Issuance of stock for services             500,000        50          9,950              -       10,000
Issuance of stock for services           3,550,000       355        177,145              -      177,500
Issuance of stock for services          15,000,000     1,500        148,500              -      150,000
Issuance of stock for services             600,000        60         23,940              -       24,000
Issuance of stock for services           6,000,000       600        299,400              -      300,000
Issuance of stock for services           4,262,500       426        170,074              -      170,500
Issuance of stock for services           9,871,500       988        393,872              -      394,860
Issuance of stock for services           1,050,000       105         41,895              -       42,000
Issuance of stock for services           5,000,000       500        149,500              -      150,000
Issuance of stock for services             266,667        27          7,973              -        8,000
Issuance of stock for services             250,000        25          7,475              -        7,500
Issuance of stock for services           1,898,000       189         56,751              -       56,940
Issuance of stock for services           3,870,000       387         57,663              -       58,050
Issuance of stock for services             750,000        75         10,425              -       10,500
Issuance of stock for services             500,000        50          7,450              -        7,500
Issuance of stock for services           6,258,827       626         99,515              -      100,141
Issuance of stock for services           3,960,500       396         90,696              -       91,092
Issuance of stock for services           1,500,000       150         26,850              -       27,000
Issuance of stock for services           2,211,522       221         50,644              -       50,865
Issuance of stock for services           1,100,000       110         18,590              -       18,700
Issuance of stock for services          14,250,000     1,425        240,825              -      242,250
Issuance of stock for services          15,000,000     1,500        148,500              -      150,000
Issuance of stock for services           1,050,000       105         10,395              -       10,500
Issuance of stock for services           1,000,000       100          9,900              -       10,000
Issuance of stock for services           6,900,000       690         68,310              -       69,000
Issuance of stock for services           3,612,500       361         35,764              -       36,125
Issuance of stock for collateral of
   loan                                500,000,000    50,000              -              -       50,000
Issuance of stock for services          13,750,000     1,375        136,125              -      137,500
Issuance of stock for services           1,350,000       135          1,215              -        1,350
Net loss for year                                -         -              -     (3,075,420)  (3,075,420)

Balance - December 31, 2002            679,735,899    67,973      5,556,682     (5,858,779)    (234,124)

Issuance of stock for services          12,000,000     1,200        118,800              -      120,000
Issuance of stock for services             500,000        50          3,950              -        4,000
Issuance of stock for services           7,000,000       700         41,300              -       42,000
Issuance of stock for services          15,500,000     1,550        106,950              -      108,500
Issuance of stock for services             500,000        50            150              -          200
Issuance of stock for services           2,700,000       270         12,420              -       12,690
Issuance of stock for services           1,200,000       120          5,520              -        5,640
Issuance of stock for services           6,000,000       600         23,400              -       24,000
Issuance of stock for services           5,000,000       500         24,500              -       25,000
Issuance of stock for services           1,500,000       150          5,850              -        6,000
Issuance of stock for services          10,000,000     1,000         29,000              -       30,000
Issuance of stock for services           8,000,000       800         23,200              -       24,000
Issuance of stock for services           5,000,000       500         14,500              -       15,000
Issuance of stock for services           3,018,000       302          8,752              -        9,054
Cancellation of stock for services    (500,000,000)  (50,000)             -              -      (50,000)
Issuance of stock for services          17,000,000     1,700         37,400              -       39,100
Issuance of stock for services           2,700,000       270         11,880              -       12,150
Issuance of stock for services           5,400,000       540         30,780              -       31,320
Issuance of stock for services          10,000,000     1,000         64,000              -       65,000
Issuance of stock for services           3,500,000       350         14,350              -       14,700
Issuance of stock for services          22,000,000     2,200        106,000              -      108,200
Issuance of stock for services           8,300,000       830         61,420              -       62,250
Issuance of stock for services          30,600,000     3,060        165,240              -      168,300
Issuance of stock for services          20,000,000     2,000        114,000              -      116,000
Issuance of stock for services           2,000,000       200         10,800              -       11,000
Issuance of stock for services          30,000,000     3,000        165,000              -      168,000
Issuance of stock for services          10,292,000     1,029         56,606              -       57,635
Issuance of stock for services             800,000        80          4,000              -        4,080
Issuance of stock for services          30,000,000     3,000        177,000              -      180,000
Issuance of stock for services           2,700,000       270         17,820              -       18,090
Issuance of stock for services           2,500,000       250         14,250              -       14,500
Issuance of stock for services          10,000,000     1,000         52,000              -       53,000
Net loss for period                              -         -              -     (1,356,986)  (1,356,986)
Balance - December 31, 2003            465,445,899    46,544      7,077,520     (7,215,765)     (91,701)


                   See accompanying notes to financial statements


                               WORLD-AM COMMUNICATIONS, INC.
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                     Year Ended     Year Ended
                                                    December 31,   December 31,
                                                        2003          2002

Cash Flows Used for Operating Activities:
  Net (Loss)                                        $ (1,356,986)  $(3,121,118)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
    Depreciation and amortization                          2,458         3,448
    Bad debt                                               5,750             -
    Issuance of common stock for services                920,531     2,816,503
    Disposal of assets                                     3,763             -
   Changes in assets and liabilities:
     (Decrease) Increase in accounts receivable          (60,113)       16,487
     (Decrease) Increase in inventory                    (19,520)       11,563
     (Increase) in other assets                           (7,202)            -
     (Decrease) Increase in accounts payables             (6,954)      (42,335)
     Increase in payroll liabilities                           -       106,451
     Increase (Decrease) in accrued expenses             164,277             -

                                                       1,002,990     2,912,117

Net Cash Used for Operating Activities                  (353,996)     (209,001)

Cash Flows Provided by (Used for) Investing Activities:
  Purchase of property and equipment                           -             -
Net Cash Provided by (Used for) Investing Activities           -             -

Cash Flows Provided by Financing Activities:
   Line of credit                                         (1,311)            -
   Proceeds (payments) of notes payable                  (13,205)      226,174
   Proceeds from stock options and award plans           572,170             -
Net Cash Provided by Financing Activities                557,654       226,174

Increase in Cash                                         203,658        17,173

Cash and Cash Equivalents - Beginning of period           25,411         8,238

Cash and Cash Equivalents - End of period                229,069        25,411

Supplemental Cash Flow Information:
 Cash paid during period for:
  Interest paid                                                -             -
  Taxes paid                                                   -             -

                 See accompanying notes to financial statements


                         WORLD AM COMMUNICATIONS, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - GENERAL

Nature of Business.

World Am Communications, Inc. (the Company) was incorporated in the state of Florida on July 1, 1994 under the name of Bedroc's of Brandon, Inc. The Company changed its name to World-Am Communications on September 16, 1998. The Company's primary business operations are carried on at this time through its wholly owned subsidiary, Isotec, Inc., the acquisition of which was finalized in February 2000. Isotec is a designer, developer, and manufacture of Automated Passage Control, security and surveillance products using computer integrated video and beam technology products for traffic control and access.

Reorganization.

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

With the filing of Articles of Merger with the Nevada Secretary of State, the Registrant changed its domicile from Florida to Nevada. This occurred after the old company and the new Nevada corporation had entered into an Agreement and Plan of Merger (see Exhibit 2.3 to this Form 10-KSB). A Certificate of Amendment to Articles of Incorporation, dated August 20, 2002, added to the authorized stock 80,000,000 shares of preferred stock: 40,000,000 shares of Class A Preferred Stock, $0.0001 par value, and 40,000,000 shares of Class B Preferred Stock, $0.0001 par value. A Certificate of Amendment to Articles of Incorporation, dated December 20, 2002, increased the authorized limit of common stock to 800,000,000 shares.

Going Concern.

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. The Company has experienced significant losses. As of December 31, 2003, the current liabilities exceed the current assets by $123,791. As shown in the financial statements, the Company incurred a net loss of $1,381,382 for year then ended.

The future success of the Company is likely dependent on its ability to attain additional capital to develop its proposed products and ultimately, upon its ability to attain future profitable operations. There can be no assurance that the Company will be successful in obtaining such financing, or that it will attain positive cash flow from operations.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation.

The consolidated financial statements include the accounts of World Am Communications, Inc. and its wholly owned subsidiaries. All significant intercompany accounts and transactions are eliminated in consolidation.

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

Net Loss per Share.

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

Revenue Recognition.

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

Recently Issued Accounting Pronouncements.

In January 2003, the Financial Accounting Standards Board ("FASB" issued FASB Interpretation ("FIN") No. 46, "Consolidation of Variable Interest Entities" and interpretation of Accounting Research Bulletin No. 51. The interpretation addresses consolidation and disclosure issues associated with variable interest entities. In October 2003, the effective date of FIN No. 46 for variable interest entities in existence prior to February 1, 2003, was delayed to December 31, 2003. In December 2003, the FASB issued a revised version of FIN No. 46 that effectively delayed implementation until March 2004, with earlier adoption permitted. FIN No. 46 did not materially effect the financial statements.

In March 2003, the FASB issued Statement of Financial Accounting Standards ("SFAS" No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 is effective for contracts entered into or modified after June 30, 2003. This statement amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". SFAS No. 149 did not materially effect the financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". SFAS No. 150 is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. This statement establishes new standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. SFAS No. 150 requires that an issuer classify a financial instrument that is within the scope of this statement as a liability because the financial instrument embodies an obligation of the issuer. This statement applies to certain forms of mandatorily redeemable financial instruments including certain types of preferred stock, written put options and forward contracts. SFAS No. 150 did not materially effect the financial statements.

Stock Based Compensation.

SFAS No. 123, "Accounting for Stock-Based Compensation", allows an entity to elect to continue to measure compensation cost under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees", but requires pro forma disclosures of net loss and loss per share as if the fair-valued-based method of accounting had been applied. In accordance with SFAS No. 123, the Company elected to continue to measure compensation cost under APB No. 25, and comply with the pro forma disclosure requirements.

The Company has adopted for footnote disclosure purposes SFAS No. 123, which requires that companies disclose the cost of stock-based employee compensation at the grant date based on the value of the award (the fair value method) and disclose this cost over the service period. The value of the stock-based award is determined using a pricing model whereby compensation cost is the excess of the fair value of the award as determined by the model at grant date or other measurement date over the amount an employee must pay to acquire the stock.

Transactions in which goods or services are received form non-employees for the issuance of equity securities or stock-based awards are accounted for based on the fair value of the consideration received.

Other Income.

During the fiscal year ended on December 31, 2003, the Company recorded $600,911 in Other Income. This amount was comprised principally of revenues resultant from the exercise of options to purchase common stock of the Registrant, previously granted to employees and consultants of the company.. The principal components of Other Income for 2003 were, approximately $573,000 options exercised by employees and consultants of the Company; and recovery of expenses advanced to customers recovered by later reimbursements to Company's subsidiary, Isotec, of approximately $28,700. The options were issued under the Company's 2003 Non-Qualified Stock Option Plan (see discussion under Note 8, below).

During the fiscal year ended on December 31, 2002, the Company recorded $241,803 in Other Income. This was comprised principally of revenues resultant from the exercise of options to purchase common stock of the registrant. The options were issued under the Company's Employee Stock Incentive Plan (see discussion under Note 8, below).

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of deferred tax assets are as follows:

Deferred tax assets
     Net operating loss carryforwards                         $7,240,161
     Valuation allowance for deferred tax assets              (7,240,161)
Net deferred tax assets                                                -

Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. As of December 31, 2003, the Company had net operating loss carryforwards of approximately $7,240,161 for federal income tax purposes. These carryforwards, if not utilized to offset taxable income begin to expire in 2009. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

NOTE 6 - COMMITTMENTS AND CONTINGENCIES:

Lease Commitments.

In 2003, the Company entered into various lease agreements for office and warehouse space in Westminster, Colorado that expire in July and
August 2006.    Rental expense for the year was $55,734.

Minimum future lease payments under current lease agreements at December 31, 2003 are as follows:

                 $47,824
                  49,728
                  24,208

Payroll Taxes Payable.

Payroll taxes payable is the estimated payroll tax liability at December 31, 2003.

NOTE 7 - RELATED PARTY TRANSACTIONS:

Salary Payable

In February 2003, the Company's president signed an employment contract where he is supposed to be paid $180,000 in salary for 2003. In February 2004, the Company president signed a new employment contract for $120,000.

NOTE 8 - STOCK COMPENSATIOIN PLANS:

2003 Non-Qualified Stock Option Plan.

     On September 29, 2003, the Company adopted the 2003 Non-Qualified Stock Option Plan. This plan is intended to allow designated employees and non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives in order to serve the interests of the Company and its stockholders as it allows such persons greater personal financial interest in the Company, which is intended to stimulate efforts on the company's behalf, and to aid in the recruitment of employees. A total of 65,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on September October 1, 2003; the options are exercisable at 65% of the fair market value of the Registrant's common stock on the date the stock option is granted. As of December 31, 2003, all options granted have been exercised and there are no shares remaining to be issued under this plan.

2003 Consultants Stock Compensation Plan.

     On August 19, 2003, the Company adopted the 2003 Consultants Stock Compensation Plan. The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining consultants and independent contractors for the company capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock or stock options. A total of 75,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on August 22, 2003. As of December 31, 2003, there were 8,000,000 shares remaining to be issued under this plan.

2002 Stock Compensation Plan.

     On December 16, 2002, the Company adopted the 2002 Stock Compensation Plan. The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining consultants and independent contractors for the company capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock.
A total of 55,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on December 23, 2002. As of December 31, 2003, there were 4,600,000 shares remaining to be issued under this plan.

2002 Non-Employee Directors and Consultants Retainer Stock Plan.

     On September 12, 2002, the Company adopted the 2002 Non-Employee Directors and Consultants Retainer Stock Plan. The purposes of the plan were to enable the Company to promote the interests of the company by attracting and retaining consultants and independent contractors for the company capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock or stock options. A total of 80,000,000 shares of common stock have been registered under this plan under a Form S-8 filed with the SEC on September 18, 2002. As of December 31, 2003, all shares under this plan had been issued.

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

3.1 Articles of Incorporation, dated July 5, 2002 (incorporated by reference to Exhibit 3.1 of the Form 10-QSB/A filed on February 5, 2004).

3.2 Certificate of Amendment to Articles of Incorporation, dated August 20, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10-QSB/A filed on February 5, 2004).

3.3 Certificate of Amendment to Articles of Incorporation, dated December 20, 2002 (incorporated by reference to Exhibit 3.3 of the Form 10-QSB/A filed on February 5, 2004).

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

4.7    2002 Stock Compensation Plan, dated December 16, 2002
       (incorporated by reference to Exhibit 4 of the Form S-8
       filed on December 23, 2002)

4.8    2003 Consultants Stock Compensation Plan dated August 19,
       2003 (incorporated by reference to Exhibit 4 of the Form S-8 filed on August 22, 2003).

4.9    2003  Non-Qualified  Stock  Option  Plan, dated September
       29, 2003 (incorporated by reference to Exhibit 4 of the Form S-8 filed on October 1, 2003).

10.1   Employment Agreement between the Registrant and James
       Alexander, dated February 20, 2002 (incorporated by reference to Exhibit 10.4 of the Form 10-QSB filed on May 14, 2002).

10.2 Amendment A to Employment Agreement between the Registrant and James Alexander, dated as of February 20, 2002
       (incorporated by reference to Exhibit 10.1 of the Form 10-
       KSB filed on April 11, 2003).

10.3 Amendment B to Employment Agreement between the Registrant and James Alexander, dated January 15, 2004 (see below).

14 Code of Business Conduct and Ethics, adopted by the Registrant's board of directors (see below).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 16, 2002).

23     Consent of Independent Certified Public Accountants (see below).

31.1   Rule 13a-14(a)/15d-14(a) Certification of James H. Alexander (see below)

31.2   Rule 13a-14(a)/15d-14(a) Certification Thomas E. Ferneau (see below).

32     Section 1350 Certification of James H. Alexander and Thomas
       E. Ferneau (see below).

99 Press release issued by the Registrant, dated October 7, 2003 (incorporated by reference to Exhibit 99 of the Form 8-K filed on December 30, 2003).