Form 10KSB/A
period 2003-12-31
WORLD AM COMMUNICATIONS INC
filed 2004-04-23
CIK 1107522

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

     The Registrant had revenues of $654,726 for the fiscal year ended on December 31, 2003. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2004:
$4,008,823.  As of March 31, 2004, the Registrant had 533,033,232
shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes No  X   .

     The Registrant, by this Form 10-KSB/A, amends the following: (a) the number of shares of issued and outstanding common stock on the cover page so as to be correctly reflected as of March 31, 2004; (b) the aggregate market value of the voting stock held by non-affiliates of the Registrant on the cover page so as to be correctly reflected as of March 31, 2004; (c) the lease commencement date and monthly rent for the Registrant's manufacturing facility, as discussed in Item 2; and (d) the name of the Registrant's accountant so that it is correctly reflected in all sections of Item 14. Besides these changes, no other changes have been made to the Form 10-KSB for the fiscal year ended December 31, 2003.

ITEM 2.  DESCRIPTION OF PROPERTY.

     At its offices in Westminster, Colorado, which the Registrant leases, it owns approximately $10,000 of miscellaneous office furniture and equipment, including computers. These offices consist of
(a) an executive office of 1,976 square feet with a rental rate of $2,900.50 per month; and (b) a manufacturing facility of 4,500 square feet with a rental rate of $3,568.00 per month. The office premises are leased for a term of three years, which commenced in March 2003; the manufacturing facility is subject to a three-year lease, which commenced in July 2003.

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

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Johnson & Co. for the audit of the Registrant's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2003: $10,000; and 2002: $9,500.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by Johnson & Co. that are reasonably related to the performance of the audit or review of the Registrant's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by Johnson & Co. for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by Johnson & Co., other than the services reported above: $0.

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

                                       World Am Communications, Inc.



Dated: April 22, 2004                  By: /s/  James H. Alexander
                                       James Alexander, President/Chief
                                       Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

         Signature                    Title                     Date

/s/ James H. Alexander        President/Chief Executive        April 22, 2004
James H. Alexander            Officer/Director

/s/ Willis J. Kollars         Secretary/Director               April 22, 2004
Willis J. Kollars

/s/ Thomas E. Ferneau         Chief Financial Officer          April 22, 2004
Thomas E. Ferneau             (principal financial and
                              accounting officer)/Director

/s/  Al Youngs                Director                         April 22, 2004
Al Youngs