Form 10QSB
period 2004-03-31
WORLD AM COMMUNICATIONS INC
filed 2004-05-17
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2004

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                             COMMISSION FILE NUMBER: 0-30639


                               WORLD AM COMMUNICATIONS, INC.
               (Exact Name of Registrant as Specified in its Charter)

               Nevada                                           44-5105536
(State or Other Jurisdiction of Incorporation                 (I.R.S. Employer
             or Organization)                               Identification No.)

     1400 West 122nd Avenue, Suite 104, Westminster, Colorado           80234
         (Address of Principal Executive Offices)                     (Zip Code)

                   Registrant's telephone number:  (303) 452-0022

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

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                             PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              REPORT ON REVIEW BY INDEPENDENT
              CERTIFIED PUBLIC ACCOUNTANT                                      3

              CONSOLIDATED BALANCE SHEET AS OF
              MARCH 31, 2004                                                   4

              CONSOLIDATED STATEMENTS OF OPERATIONS
              FOR THE THREE MONTHS ENDED
              MARCH 31, 2004 AND MARCH 31, 2003                                5

              CONSOLIDATED STATEMENTS OF CASH FLOWS
              FOR THREE MONTHS ENDED
              MARCH 31, 2004 AND MARCH 31, 2003                                6

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS                       7

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                              8

     ITEM 3.  CONTROLS AND PROCEDURES                                         16

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                               17

     ITEM 2.  CHANGES IN SECURITIES                                           17

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                                 17

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             17

     ITEM 5.  OTHER INFORMATION                                               17

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                                18

SIGNATURES                                                                    18

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

            REPORT ON REVIEW BY INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


To the Board of Directors
World Am Communications, Inc.
Westminster, Colorado

We have reviewed the accompanying consolidated balance sheet of World Am Communications, Inc. as of March 31, 2004 and the related consolidated statements of operations and cash flows for the three-month periods ended March 31, 2004 and 2003 included in the accompanying Securities and Exchange Commission Form 10-QSB for the period ended March 31, 2004. These financial statements are the responsibility of the Company's management.

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

We have previously audited, in accordance with U.S. generally accepted auditing standards, the consolidated balance sheet as of December 31, 2003, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended (not presented herein). In our report dated March 29, 2004, we expressed an unqualified opinion on those financial statements. In our opinion, the information set forth in the accompanying balance sheet as of March 31, 2004 is fairly stated in all material respects in relation to the balance sheet from which it has been derived.


/s/  Michael Johnson & Co., LLC.
Michael Johnson & Co., LLC.
Denver, Colorado
May 14, 2004


                           WORLD AM COMMUNICATIONS, INC.
                            CONSOLIDATED BALANCE SHEET
                                  MARCH 31, 2004
                                    (Unaudited)

ASSETS:

Current Assets:
   Cash                                                          $    164,546
   Accounts receivable                                                 54,838
   Inventory                                                           26,121
   Other assets                                                         4,138
      Total Current Assets                                            249,643

Property and Equipment:
   Office equipment and computers                                      11,376
   Less accumulated depreciation                                       (8,289)
   Property and equipment, net                                          3,087

Total Assets                                                          252,730

                LIABILITIES AND STOCKHOLDERS'  DEFICIT:

Current Liabilities:
   Accounts payable                                                   131,765
   Accrued salaries                                                         -
   Taxes payable                                                      214,779
   Lines of credit                                                      2,686
   Notes payable - current portion                                          -
      Total Current Liabilities                                       349,230

Stockholders'  Deficit:
    Preferred stock,  $0.0001 par value,
80,000,000 shares authorized, none issued and
outstanding                                                                 -
   Common stock, $0.0001 par value, 800,000,000
      shares authorized, 533,033,232 issued and
      Outstanding                                                      53,303
   Additional paid-in capital                                       7,393,904
   Retained deficit                                                (7,543,707)
   Total Stockholders' Deficit                                        (96,500)

Total Liabilities and Stockholders' Deficit                           252,730

The accompanying notes are an integral part of these financial statements


                            WORLD AM COMMUNICATIONS, INC.
                         CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                         2004           2003

Revenues:                                                $  137,201   $ 25,720

Cost of Goods Sold                                           60,670      3,606

Gross Profit                                                 76,531     22,114

Operating Expenses:
   Sales and marketing                                            -          -
   General and administrative                               409,844    439,792

Total Operating Expenses                                    409,844    439,792

Net Loss from Operations                                   (333,313)  (417,678)

Other Income:
   Other income                                               5,243          -
   Other expenses                                                 -          -
   Interest income                                              128

Total Other Income                                            5,371          -

Net Loss                                                   (327,942)  (417,678)

Net Loss Per Share                                           (0.001)    (0.001)

Weighted Average Number of
Shares Outstanding                                     505,504,121 702,402,566

The accompanying notes are an integral part of these financial statements


                          WORLD AM COMMUNICATIONS, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                         Three months ended
                                                              March 31,
                                                         2004           2003

Cash Flows From Operating Activities:
   Net loss                                           $   (327,942) $ (417,678)
   Adjustments to reconcile net loss to net cash
      used in operating activities:
     Depreciation and amortization                             614         862
      Stock issued for services                            323,143     274,500
   Changes in assets and liabilities:
    Decrease in accounts receivable                         12,290       1,265
      Decrease (Increase) in inventory                           -           -
      Increase in other assets                               3,064           -
      Increase in accounts payable                          82,483       2,335
      Increase in payroll liabilities                       10,041           -
      Decrease in accrued expenses                        (164,277)          -

                                                           267,358     278,962
      Net Cash Used In Operating Activities                (60,584)   (138,716)

Cash Flow From Investing Activities:
  Purchase of equipment                                     (1,270)     (1,929)
      Net Cash Used In Investing Activities                 (1,270)     (1,929)

Cash Flow From Financing Activities:
   Proceeds from issuance of common stock                        -           -
   Proceeds (payments) from line of credit                  (2,669)       (696)
   Proceeds from notes payable                                   -     135,456
      Net Cash Provided By (Used In)
         Financing Activities                               (2,669)    134,760

Decrease in Cash                                           (64,523)     (5,885)

Cash and Cash Equivalents - Beginning of Period            229,069      25,411

Cash and Cash Equivalents - End of Period                  164,546      19,526

Supplemental Cash Flow Information:
   Interest paid                                                 -           -
   Taxes paid                                                    -           -

The accompanying notes are an integral part of these financial statements.


                          WORLD AM COMMUNICATIONS, INC.
                    NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - PRESENTATION OF INTERIM INFORMATION

The unaudited consolidated balance sheet of World Am Communications, Inc., a Nevada corporation ("Company"), as of March 31, 2004, the related unaudited consolidated statements of operations and cash flows for the three months ended March 31, 2004 and 2003 are enclosed. In the opinion of Company management, all adjustments necessary for a fair presentation of such financial statements have been included. Such adjustments consisted only of normal recurring items. The operating results for any interim period are not necessarily indicative of the results that may be expected for the fiscal year ending December 31, 2004.

The financial statements and notes are presented as permitted by Form 10-QSB and do not contain certain information included in the Company's annual financial statements and notes contained in the Form 10-KSB for the fiscal year ended December 31, 2003.

NOTE 2 - INVENTORY

Inventory consists of finished goods and work-in-process only of $26,161.

NOTE 3 - GOING CONCERN CONSIDERATIONS

As shown in the accompanying unaudited consolidated financial statements, the Company has incurred a net loss of $327,942 for the quarter ended March 31, 2004, and current liabilities exceeded current assets by $99,587. As of March 31, 2004, the Company reported an accumulated deficit of $7,543,707. The industry in which the Company operates is dynamic and competitive. The Company's future success is dependent upon its ability to generate net income and positive cash flows, raise additional capital to develop its proposed products and, ultimately, upon its ability to attain future profitable operations. Management is following strategic plans to accomplish these objectives, but success is not guaranteed. As of March 31, 2004, these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations of the Registrant is based upon, and should be read in conjunction with, its audited consolidated financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Registrant has developed and or is in the process of developing innovative systems and processes in the field of "Transparent Security" and "Automated Passage Control." Company personnel have installed systems for Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank and the United States Air Force and United States Department of Energy to name just a few. The principal markets for our products and services remain government and financial institutions.

     The Registrant believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients.
Accordingly, the Registrant intends to focus its attention and investment of resources in marketing, strategic partnerships, and development of its client base. In addition to development of our own products and services, we are also exploring opportunities to broaden our product offering by becoming distributors of additional products in our core marketplace in order to generate additional revenues. If the Registrant is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

Results of Operations.

(a)  Revenues.

     Revenues for the three months ended March 30, 2004 were $137,201 as compared to $25,720 during the corresponding period in 2003. The $111,481 increase in revenues, approximately 286%, is primarily attributed to the continued efforts by the Registrant in the acquisition of sales, marketing, advertising, business and legal talent to complete product development and continue marketing activities to increase the dealer network and position the company to participate in market growth expected in the future. Although the increased operating revenue represents a significant increase in sales, with the absence of additional operational funding, the Registrant's ability to continue as a going concern is still in doubt.

(b)  General and Administrative Expense.

     The Registrant was able to reduce the rate of spending during the first three months of 2004 by $84,365 (to $333,313), a reduction of approximately 20% as compared to first quarter 2003 expenses of $417,678. The general and administrative expenses reflect the impact of the use of S-8 stock to compensate needed services by various professionals in the absence of equity funding. Although this is a significant reduction in operating expenses, the Company plans to continue to pursue revenue growth and expects to utilize a private placement or other equity offering during 2004, in addition to utilization of S-8 stock to compensate for certain needed services

(c)  Net Operating Loss.

     The net loss from operations for the three months ended March 31, 2004 was $333,313 as compared to $417,678 for the three months ended March 31, 2003, a decrease of $84,365, or approximately 20%. Management believes these results are a direct reflection of continued efforts to control expenses and to increase the net results of operations. Although the operations are still losing money, the rate of loss has been slowed substantially.

(d)  Net Operating Loss Carryforward.

     For the fiscal year ending December 31, 2003, the Registrant had net operating loss carryforward of $7,215,765 as compared with $5,858,779 for the previous fiscal year. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The increase in net operating loss carryforward is the result of the parent company's operating loss experienced in fiscal 2003. These carryforwards, if not utilized to offset taxable income begin to expire in 2009. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

(d)  No Assurance of Successful and Timely Product Development.

     The Registrant's products and proposed enhancements are at various stages of development and additional development and testing will be required in order to determine the technical feasibility and commercial viability of the products.

     There can be no assurance that the Registrant's product development efforts will be successfully completed. The Registrant's proposed development schedule may be affected by a variety of factors, many of which will not be within the control of the Registrant, including technological difficulties, access to proprietary technology of others, delays in regulatory approvals, international operating licenses, and the availability of necessary funding. In light of the foregoing factors, there can be no assurance that the Registrant will be able to complete or successfully commercialize its products. The inability of the Registrant to successfully complete the development of new products or to do so in a timely manner, could force the Registrant to scale back operations, or cease operations entirely.

(e)  Market Acceptance.

     The Registrant's success is dependent on the market acceptance of its products. Despite the increasing demand for security devices, the Registrant's products represents an advanced approach to the industry, and market acceptance of the company's products will be dependent, among other things, upon its quality, ease of use, speed, reliability, and cost effectiveness. Even if the advantages of the Registrant's products are established, the company is unable to predict how quickly, if at all, the products will be accepted by the marketplace.

(f)  Protection of Proprietary Rights.

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

(g)  Dependence on Suppliers.

     The Registrant depends upon a number of suppliers for components of its products. There is an inherent risk that certain components of the company's products will be unavailable for prompt delivery or, in some cases, discontinued. The Registrant only has limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force the company to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If the Registrant is unable to obtain components in a timely manner, at an acceptable cost, or at all, the company may need to select new suppliers, redesign or reconstruct processes used to build its security devices. In such an instance, the Registrant would not be able to manufacture any security devices for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

(h)  Economic Slowdown.

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

(i)  Key Personnel.

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

Liquidity and Capital Resources.

     As of March 31, 2004, the Registrant had total current assets of $249,643 and total current liabilities of $349,230, resulting in net working capital deficit of $99,587. As of that date, the Registrant had cash and cash equivalents of $164,546.

     The Registrant has required a substantial amount of working capital to fund its operations and market development. In the absence of any equity investment, it previously relied upon short-term borrowings in the form of purchase order and invoice factoring and the use of Form S-8 common shares as mentioned above. As of March 31, 2004, the Registrant had no significant sources of liquidity.

     For the quarter ended March 31, 2004, Registrant had operating losses reflecting the developmental nature of its operation; it does however, foresee its efforts culminating in sufficient cash flows to service its debts.

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

     While the Registrant's management believes it will be successful in arranging adequate lines of equity or debt financing to carry out its business plan, there is no assurance of that occurring. The Registrant's continued operations, as well as the implementation of its business plan, therefore will depend upon its ability to raise additional funds through bank borrowings, equity or debt financing. The Registrant estimates that it will need to raise up to $2,000,000 or more over the next twelve months for such purposes. However, adequate funds may not be available when needed or may not be available on favorable terms to the Registrant. The ability of the Registrant to continue as a going concern is dependent on additional sources of capital and the success of the Registrant's business plan. The Registrant's independent accountant audit report included in the Form 10-KSB for the year ended December 31, 2003 includes a substantial doubt paragraph regarding the Registrant's ability to continue as a going concern.

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

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS.

     The Registrant sold the following unregistered (restricted) equity securities during the quarter ended March 31, 2004:

     On February 20, 2004, the Registrant issued a total of 29,287,333 shares of common stock to Mr. Alexander and his wife, Karen
Alexander, in payment of accrued salaries owing by the company in the amount of $131,793.

     No commissions were paid in connection with these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"). These transactions did not involve a public offering and the Alexanders represented that they were "sophisticated" investors as defined in Rule 502 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     The number and value of the aggregate restricted stock holdings of Mr. Alexander at December 31, 2003: 700,000; $3,500.

     In addition to being a director of the Registrant, Mr. Alexander is also a director of the following reporting company: Everlert, Inc.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant did not file any reports on Form 8-K during the first quarter of the fiscal year covered by this Form 10-QSB.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       World Am Communications, Inc.



Dated: May 17, 2004                    By: /s/ James Alexander
                                       James Alexander, President


Dated: May 17, 2004                    By: /s/  Thomas E. Ferneau, III
                                       Thomas E. Ferneau, III,
                                       Chief Financial Officer


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

4.7     2002 Stock Compensation Plan, dated December 16, 2002
        (incorporated by reference to Exhibit 4 of the Form S-8
        filed on December 23, 2002)

4.8     2003 Consultants Stock Compensation Plan dated August 19,
        2003 (incorporated by reference to Exhibit 4 of the Form S-8 filed on August 22, 2003).

4.9     2003  Non-Qualified  Stock  Option  Plan, dated September
        29, 2003 (incorporated by reference to Exhibit 4 of the Form S-8 filed on October 1, 2003).

4.10 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 2), dated February 10,
        2004 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on February 13, 2004).

10.1    Employment Agreement between the Registrant and James
        Alexander, dated February 20, 2002 (incorporated by reference to Exhibit 10.4 of the Form 10-QSB filed on May
        14, 2002).

10.2 Amendment A to Employment Agreement between the Registrant and James Alexander, dated as of February 20, 2002
        (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on April 11, 2003).

10.3 Amendment B to Employment Agreement between the Registrant and James Alexander, dated January 15, 2004 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB fled on April 20, 2004).

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