Form 10QSB
period 2004-06-30
WORLD AM COMMUNICATIONS INC
filed 2004-08-20
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2004

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                         COMMISSION FILE NUMBER: 0-30639


                                WORLD AM, INC.
            (Exact Name of Registrant as Specified in Its Charter)

                Nevada                                         90-0142757
(State or Other Jurisdiction of Incorporation              (I.R.S. Employer
             or Organization)                              Identification No.)

     1400 West 122nd Avenue, Suite 104, Westminster, Colorado      80234
         (Address of Principal Executive Offices)                (Zip Code)

              Registrant's telephone number:  (303) 452-0022

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

     As of June 30, 2004, the Registrant had 640,490,388 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                          PAGE

     ITEM 1.  FINANCIAL STATEMENTS

              CONDENSED CONSOLIDATED BALANCE SHEET
             (UNAUDITED) AS OF JUNE 30, 2004                               3

             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             (UNAUDITED) FOR THE THREE AND SIX MONTHS ENDED
             JUNE 30, 2004 AND JUNE 30, 2003                               5

             CONDENSED CONSOLIDATED STATEMENT OF
             STOCKHOLDERS' DEFICIT (UNAUDITED)
             FOR THE SIX MONTHS ENDED JUNE 30, 2004                        6

             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
             (UNAUDITED) FOR SIX MONTHS ENDED
             JUNE 30, 2004 AND JUNE 30, 2003                               8

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL
             STATEMENTS (UNAUDITED)                                       10

     ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
              CONDITION AND RESULTS OF OPERATIONS                         14

     ITEM 3.  CONTROLS AND PROCEDURES                                     23

PART II - OTHER INFORMATION

     ITEM 1.  LEGAL PROCEEDINGS                                           23

     ITEM 2.  CHANGES IN SECURITIES                                       23

     ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             24

     ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS         24

     ITEM 5.  OTHER INFORMATION                                           24

     ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K                            24

SIGNATURES                                                                25

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                  WORLD AM, INC.
                   (formerly World Am Communications, Inc.)
                     CONDENSED CONSOLIDATED BALANCE SHEET
                                 JUNE 30, 2004
                                  (Unaudited)

                                    ASSETS

Current assets
Cash                                                             $      36,813
Accounts receivable, net                                                 5,084
Inventory                                                               52,487

Total current assets                                                    94,384

Fixed assets, net                                                       22,204

Other assets                                                               740

Total assets                                                           117,328

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities                               254,077
Due to stockholders                                                     38,722
Taxes payable                                                          175,452
Line of credit                                                           3,330
Note payable - current portion                                          12,000
Capital lease obligation - current portion                              13,165

Total current liabilities                                              496,746

Long-term liabilities
Note payable - long-term portion                                         5,000
Total liabilities                                                      501,746

Commitments and contingencies                                                -

Stockholders' deficit
Preferred stock; $0.0001 par value; 80,000,000 shares
authorized, no shares issued and outstanding                                 -

Common stock; $0.0001 par value; 800,000,000
shares authorized
   640,490,388 shares issued and outstanding                            64,049
Additional paid-in capital                                           8,114,125
Prepaid services related to issuance of common stock                   (80,579)
Receivable related to issuance of common stock                        (220,000)
Accumulated deficit                                                 (8,262,013)

Total stockholders' deficit                                           (384,418)

Total liabilities and stockholders' deficit                            117,328

The accompanying notes are an integral part of these financial statements


                                WORLD AM, INC.
                  (formerly World Am Communications, Inc.)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                       Three Months Ended June 30,          Six Months Ended June 30,
                                       2004                  2003           2004                2003
Revenues                               $     41,020          $   193,556    $   178,221       $    219,276

Cost of revenues                             32,922              110,844         93,592            110,844

Gross profit                                  8,098               82,712         84,629            108,432

General and administrative                  730,479              206,555      1,140,323            649,953

Loss from operations                       (722,381)            (123,843)    (1,055,694)          (541,521)

Other income
Other income                                  4,376                3,809          9,619              3,809
Interest income                                  35                    -            163                  -
Interest expense                               (336)                   -           (336)                 -

Total other expenses                          4,075                3,809          9,446              3,809

Net loss                                   (718,306)            (120,034)    (1,046,248)          (537,712)

Basic loss per common share                  (0.001)              (0.001)        (0.002)            (0.002)

Diluted loss per common share                (0.001)              (0.001)        (0.002)            (0.002)

Basic and diluted weighted average
common shares outstanding               581,289,829          236,194,899    535,777,648        218,694,899



The accompanying notes are an integral part of these financial statements


                                 WORLD AM, INC.
                     (formerly World Am Communications, Inc.)
           CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                                  (Unaudited)



                                                         Prepaid                                Total
                      Common Stock      Additional      Consulting      Other   Accumulated   Stockholders'
                   Shares       Amount   Paid-in         Services   Receivables   Deficit        Deficit
                                         Capital
Balance,
December 31, 2003  465,445,899  $ 46,544  $ 7,077,520    $      -     $     -     $(7,215,765)  $  (91,701)

Common stock issued
in January 2004      3,000,000       300       14,400     (14,700)          -               -            -
 for prepaid services,
$0.0049 per share

Common stock issued in
February 2004      29,287,333      2,929      128,864           -           -               -      131,793
for salary, $0.0045
per share

Common stock issued in
February 2004      11,800,000      1,180       51,920     (53,100)          -               -           -
for prepaid services,
$0.0045 per share

Common stock issued in
February 2004
for services, $0.0045
per share           5,500,000        550       18,700           -           -               -      19,250

Common stock issued in
March 2004
for prepaid services,
$0.0063 per share   8,000,000        800       49,600     (50,400)          -               -          -

Common stock issued in
March 2004
for services, $0.0063
per share          10,000,000      1,000       62,000           -           -               -     63,000

Common stock issued in
April 2004
for prepaid services,
$0.011 per share    8,050,000        805       87,745     (88,550)          -               -          -

Common stock issued in
April 2004 for
receivable         20,000,000      2,000      218,000           -     (220,000)             -          -

Common stock issued in
May 2004
for services,
$0.0048 per share
                    3,000,000        300       14,100           -            -              -     14,400

Common stock issued in
June 2004 for
prepaid services,
$0.0052 per share
                   11,000,000      1,100       57,700     (58,800)           -              -          -

Common stock issued in
June 2004
for services,
$0.0052 per share
                   65,407,156      6,541      333,576           -            -              -    340,117

Current period
amortization of prepaid
ervices                     -          -            -     184,971            -              -    184,971

Net loss                    -          -            -           -            -     (1,046,248) (1,046,248)

Balance,
June 30, 2004
(Unaudited)
                 640,490,388      64,049    8,114,125     (80,579)    (220,000)    (8,262,013)   (384,418)



The accompanying notes are an integral part of these financial statements


                                      WORLD AM, INC.
                        (formerly World Am Communications, Inc.)
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (Unaudited)



                                                                     Six Months Ended June 30,
                                                                    2004                    2003
Cash flows from operating activities:
  Net loss                                                          $  (1,046,248)         $     (537,712)
  Adjustments to reconcile net loss to net
    cash provided by operating activities:
  Depreciation                                                              2,180                   1,724
   Stock issued for services                                              568,560                 375,651
   Amortization of prepaid service related to
    issuance of common stock                                              184,971                       -
  Changes in operating assets and liabilities:
   Change in accounts receivable, net                                      62,044                 (55,988)
   Change in inventory                                                    (26,366)                      -
   Change in other assets                                                   3,024                       -
   Change in accounts payable and accrued liabilities                      63,518                  51,529
   Change in taxes payable                                                (29,286)                125,210
Net cash used in operating activities                                    (217,603)                (39,586)

Cash flows from investing activities:
  Purchase of fixed assets                                                (18,515)                 (1,929)

Net cash used in investing activities                                     (18,515)                 (1,929)

Cash flows from financing activities:
  Change in due to related parties                                         38,722                       -
  Proceeds (payments) from line of credit                                  (2,025)                   (600)
  Proceeds from note payable                                                    -                  25,197
  Principal payments on note payable                                       (6,000)                 (1,000)
  Assumption of capital lease obligation                                   13,590                       -
  Principal payments on capital lease obligations                            (425)                      -

Net cash provided by financing activities                                  43,862                  23,597

Net change in cash                                                       (192,256)                (17,918)

Cash, beginning of period                                                 229,069                  25,411

Cash, end of period                                                        36,813                   7,493

Aupplemental disclosure of cash flow information:
  Cash paid for income taxes                                                    -                       -

  Cash paid for interest                                                      336                       -

Schedule of non-cash operating,
investing and financing activities:
   Issuance of 41,850,000 shares of common stock
     for prepaid services                                                 265,550                       -
   Issuance of 20,000,000 shares of common stock
      for receivable                                                      220,000                       -



The accompanying notes are an integral part of these financial statements.


                                 WORLD AM, INC.
                     (formerly World Am Communications, Inc.)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The condensed consolidated financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of World Am, Inc., a Nevada corporation, and its subsidiaries
("Company"). All significant intercompany balances have been eliminated in consolidation.

The condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2004 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of the Company.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN

The Company incurred a net loss of approximately $1,046,000 for the six months ended June 30, 2004 and the Company's current liabilities exceed its current assets by approximately $402,000. The accumulated deficit was approximately $8,262,000 as of June 30, 2004. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has plans to promote its services, gain clients and expand its relationships with current clients. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Employee stock based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations," in accounting for stock options issued to employees. Under APB Opinion No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation," which requires the recognition of compensation cost based upon the fair value of stock options at the grant date using the Black-Scholes option pricing model.

The Company granted no warrants or options to employees for compensation for the six-month months ended June 30, 2004 and 2003.

In December 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No. 123. The Company has adopted the disclosure only provisions of SFAS No. 123.

Reclassification - Certain prior year balances have been reclassified to conform to the current year presentation, which have no effect on net income.

Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of raw materials as well as finished goods held for sale.
The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

NOTE 4 - INVENTORY

Inventory totaling $52,487 consists of finished goods.

NOTE 5 - DUE TO STOCKHOLDERS

Due to stockholder totaling $38,722 as of June 30, 2004 consist of unreimbursed expenses and accrued wages to various stockholders and employees.

NOTE 6 - NOTE PAYABLE

In June 2003, pursuant to a dismissal of action by a certain individual, the Company entered into a promissory note agreement totaling $30,000 with the individual. The note is unsecured, bears no interest (1.25% interest in the event of default), is payable in monthly principal only installments of $1,000, and matures December 2005. As of June 30, 2004 the current and long-term portion of the note totals $12,000 and $5,000, respectively.

As of June 30, 2004, principal payments on the note payable are as follows:

July 1, 2004 through December 31, 2004                   $  6,000
2005                                                       11,000

                                                         $ 17,000

NOTE 7 - CAPITAL LEASE OBLIGATION

The Company is obligated under a capital lease for manufacturing equipment. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The capital lease obligation totaling $13,165 requires twelve minimum monthly lease payments of $425 and a final payment of $9,450, with an imputed interest rate of 8.5%. The future minimum lease payments required under the capital lease obligation as of June 30, 2004, are as follows:

July 1, 2004 through December 31, 2004                    $  2,550
2005                                                        11,575
                                                            14,125
Less: amount representing interest                             960
Present value of minimum lease payments                   $ 13,165

NOTE 8 - RECEIVABLE RELATED TO ISSUANCE OF COMMON STOCK

In May 2004, the Company entered into a share exchange agreement ("Exchange Agreement") with World Am Security Venture Company, Ltd. ("WSVC"), a privately held China corporation. Under the terms of the agreement, the Company will acquire all the outstanding shares of WSVC in exchange for 20,000,000 shares of the Company's common stock, and 100 shares of the Company's convertible preferred stock. In addition, WSVC shall obtain the corporate power to own or lease property and to carry on business. Further WSVC will invest up to $5,000,000 to acquire a new manufacturing plant and other facilities for the purpose of manufacturing authorized products of the Company. Failure to make this investment will be considered a breach of contract.

The Company issued the 20,000,000 shares in April 2004 required under the Exchange Agreement. As of June 30, 2004, WSVC had established a business license, but had not completed the acquisition of a manufacturing plant and other facilities. Accordingly, the Company recorded a receivable totaling $220,000 in anticipation that the remaining terms of the Exchange Agreement will be fulfilled.

In relation to the Exchange Agreement, the Company entered into a management agreement in May 2004 with Mr. Jian Kang. Under the agreement, Mr. Kang will have the authority to negotiate and bind WSVC to certain contracts and other agreements, as well as assist WSVC in obtaining the necessary licenses and permits required for the conduct of business in China. The Company will issue 20,000,000 shares of the Company's common stock to Mr. Kang for services after certain benchmarks are met.

NOTE 9 - SUBSEQUENT EVENTS

During July and August 2004, the Company issued 7,448,493 shares of common stock for services totaling $25,251.

In August 2004, a certificate of amendment was filed with the Nevada Secretary of State to change the name of the Company to World Am, Inc.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations of the Registrant is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

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

Results of Operations.

(a)  Revenues.

     Revenues for the three months ended June 30, 2004 were $41,020 as compared with $178,221 for the corresponding period in 2003, a decrease of $152,536 or approximately 79%. The revenue generated for the six months ended June 30, 2004 was $178,221 as compared with $219,276 for the corresponding period in 2003, a decrease of $41,055 or approximately 19%. Despite the lower revenue during the second quarter of 2004, management believes the Registrant reach revenue objectives for 2004. The reason for the drop in revenues is believed to be primarily due to external buying and budget decisions over which the Company and its dealers have little control.

(b)  General and Administrative Expense.

     General and administrative expenses for the three months ended
June 30, 2004 was $730,479 as compared to $206,555 for the same period in 2003, an increase of $523,924 or approximately 254%. Such expenses for the six months ended June 30, 2004 $1,140,323, an increase of $500,370, or approximately 77%, as compared to expenses of $649,953 in the same period in 2003. The continued increases in general and administrative expenses reflect the impact of the use of S-8 stock to compensate needed services by various professionals in the absence of equity funding. Thus far, during 2004 the Registrant has not obtained any significant source of equity capital and the company plans to continue to pursue revenue growth and expects to utilize a private placement or other equity financing during the remainder of 2004, in addition to utilization of S-8 stock to compensate for certain needed services

(c)  Net Loss.

     The net loss for the three months ended June 30, 2004 was $718,306, an increase of $598,272 or approximately 498%, as compared to $120,034 for the same period in 2003. The net loss for the six months ended June 30, 2004 was $1,046,248 as compared to $537,712 for the six months ended June 30, 2003, an increase of $508,536 or approximately 95%. Management believes these results are a direct reflection of continued lower than expected sales results during the second quarter of 2004 and although efforts to control expenses and to increase the net results of operations continue, the Registrant must have revenues to offset its expense levels. During the first two quarters of 2004 new product development has also been a factor in increased costs and the increase in net operating loss.

(d)  Net Operating Loss Carryforward.

     For the fiscal year ended December 31, 2003, the Registrant had net operating loss carryforward of $7,215,765, as compared with $5,858,779 for the previous fiscal year, an increase of $1,356,986 or approximately 23%. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The increase in net operating loss carryforward is the result of the parent company's operating loss experienced in fiscal 2003. These carryforwards, if not utilized to offset taxable income begin to expire in 2009. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

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

Operating Activities.

     The net cash used by operating activities for the six months ended June 30, 2004 was $217,603, as compared to $39,586 for the six months ended June 30, 2003, an increase of $178,017 or approximately 450%. There were several major contributors to this increase; these include: an increase in inventory, a decrease in taxes payable, and payment of expenses associated with business development in China. This increase was offset by a decrease in accounts receivable and an increase in accounts payable.

Liquidity and Capital Resources.

     As of June 30, 2004, the Registrant had total current assets of $94,384 and total current liabilities of $496,746, resulting in net working capital deficit of $402,362. As of that date, the Registrant had cash and cash equivalents of $36,813.

     The Registrant has required a substantial amount of working capital to fund its operations and market development. In the absence of any equity investment, it previously relied upon short-term borrowings in the form of purchase order and invoice factoring and the use of Form S-8 registered common stock as mentioned above. As of June 30, 2004, the Registrant had no significant sources of liquidity.

     For the quarter ended June 30, 2004, Registrant had operating losses reflecting the developmental nature of its operation; it does however, foresee its efforts culminating in sufficient cash flows to service its debts.

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

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Registrant's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) stock based compensation arrangements; and (c) revenue recognition. The methods, estimates and judgments the Registrant uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

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

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, the need for additional sales and support staff, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop new technology and introduce new products and its ability to protect its intellectual property. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

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

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  CHANGES IN SECURITIES.

     The Registrant sold the following unregistered (restricted) equity securities during the quarter ended June 30, 2004:

     (a) On April 13, 2004, the Registrant issued 20,000,000 shares of common stock to James Kang in connection with the share exchange agreement between the Registrant and World Am Security Venture Company, Ltd., dated May 18, 2004. These shares were valued at $220,000 ($0.011 per share).

     (b) On June 3, 2004, the Registrant issued 10,000,000 shares of common stock to one consultant for services and related expenses for the company, valued at a total of $52,000 ($0.0052 per share).

     (c) On June 3, 2004, the Registrant issued a total of 37,000,000 to two consultants for services to the company, valued at a total of $163,800 ($0.0044 per share).

     (d) On June 3, 2004, the Registrant issued 10,000,000 shares of common stock pursuant to the management agreement between the company and James Kang (in connection with the share exchange agreement discussed in (a) above. These shares were valued at $52,000 ($0.0052 per share).

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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     Effective on August 2, 2004, the name of the Registrant was changed to "World Am, Inc" by the filing of a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State. The Registrant will be assigned a new trading symbol by the Over the Counter Bulletin Board.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

Exhibits.

      Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

Reports on Form 8-K.

     The Registrant filed the following report on Form 8-K during the second quarter of the fiscal year covered by this Form 10-QSB:

     A Form 8-K filed on May 26, 2004 to report that on May 18, 2004, the Registrant entered into a Share Exchange Agreement with World
Am Security Venture Company, Ltd., a privately held China corporation ("WSVC"). Under the terms of this agreement, the Registrant is purchasing all of the outstanding stock of WSVC, consisting of one share owned by James Kang. In return, the Registrant will pay 20,000,000 shares of its restricted common stock and 100 shares of convertible preferred stock.

                                    SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       World Am, Inc.



Dated: August 18, 2004                 By: /s/ James H. Alexander
                                       James H. Alexander, President



Dated: August 18, 2004                 By: /s/  Thomas E. Ferneau
                                       Thomas E. Ferneau,
                                       Chief Financial Officer

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

2.3 Share Exchange Agreement between the Registrant and World Am Security Venture Company, Ltd., dated May 18, 2004
        (incorporated by reference to Exhibit 2 of the Form 8-K filed on May 26, 2004).

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

3.4 Certificate of Amendment to Articles of Incorporation, dated August 2, 2004 (filed herewith).

3.5     Bylaws, dated May 15, 2000 (incorporated by reference to
        Exhibit 3.2 of the Form 8-K12g-3 filed on May 16, 2000).

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

4.11 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 3), dated June 1, 2004
        (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on June 10, 2004).

4.12    Amended and Restated Employee Stock Incentive Plan
        (Amendment No. 2), dated July 15, 2004 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on August 6, 2004).

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

16 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on July 12, 2004).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 16, 2002).

31.1 Rule 13a-14(a)/15d-14(a) Certification of James H. Alexander (filed herewith).

31.2   Rule 13a-14(a)/15d-14(a) Certification Thomas E. Ferneau
       (filed herewith).

32     Section 1350 Certification of James H. Alexander and Thomas
       E. Ferneau (filed herewith).

99.1 Press release issued by the Registrant, dated October 7, 2003 (incorporated by reference to Exhibit 99 of the Form 8-K filed on December 30, 2003).

99.2   Text of press release issued by the Registrant, dated May
       26, 2004 (incorporated by reference to Exhibit 99 of the Form 8-K filed on May 26, 2004).