Form 10QSB
period 2004-09-30
WORLD AM, INC.
filed 2004-11-18
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                 FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2004

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

                                 (303) 452-0022
                        (Registrant's Telephone Number)

        ______________________________________________________________
(Former Name, Former Address, and Former Fiscal Year, if Changed Since Last
                                Report)

     Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes
No      X      .

     As of September 30, 2004, the Registrant had 706,132,090 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

                                  TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONDENSED CONSOLIDATED BALANCE
                  SHEET AS OF SEPTEMBER 30, 2004                             3

                  CONDENSED CONSOLIDATED STATEMENTS OF
                  OPERATIONS FOR THE THREE AND NINE MONTHS
                  ENDED SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003            5

                  CONDENSED CONSOLIDATED STATEMENT
                  OF STOCKHOLDERS' DEFICIT FOR THE
                  NINE MONTHS ENDED SEPTEMBER 30, 2004                       6

                  CONDENSED CONSOLIDATED STATEMENTS
                  OF CASH FLOWS FOR THE NINE MONTHS ENDED
                  SEPTEMBER 30, 2004 AND SEPTEMBER 30, 2003                  9

                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                      11

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             16

         ITEM 3.  CONTROLS AND PROCEDURES                                   25

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                         25

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                            25

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           26

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                       26

         ITEM 5.  OTHER INFORMATION                                         26

         ITEM 6.  EXHIBITS                                                  26

SIGNATURES                                                                  27

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                              WORLD AM, INC.
               (formerly World Am Communications, Inc.)
                 CONDENSED CONSOLIDATED BALANCE SHEET
                         SEPTEMBER 30, 2004
                            (Unaudited)

                              ASSETS

Current assets
Cash                                                           $       38,314
Accounts receivable, net                                               39,661
Inventory                                                              65,011

Total current assets                                                  142,986

Fixed assets, net                                                      20,040

Other assets                                                              750

   Total assets                                                       163,776

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities                              325,005
Due to stockholders                                                    72,914
Taxes payable                                                         175,452
Line of credit                                                          5,526
Notes payable - current portion                                        17,000
Capital lease obligation - current portion                             12,162

Total current liabilities                                             608,059

Long-term liabilities
Note payable - long-term portion                                        2,000
Total liabilities                                                     610,059

Commitments and contingencies                                               -

Stockholders' deficit
Preferred stock; $0.0001 par value; 80,000,000 shares
   authorized, no shares issued and outstanding                             -

Common stock; $0.0001 par value; 800,000,000 shares
   authorized, 706,132,090 shares issued and outstanding,              70,613
Additional paid-in capital                                          8,279,355
Prepaid services related to issuance of common stock                        -
Receivable related to issuance of common stock                       (220,000)
Accumulated deficit                                                (8,576,251)

Total stockholders' deficit                                          (446,283)

Total liabilities and stockholders' deficit                           163,776

The accompanying notes are an integral part of these financial statements


                                  WORLD AM, INC.
                    (formerly World Am Communications, Inc.)
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)




                                                Three Months Ended               Nine Months Ended
                                                   September 30,                    September 30,
                                                2004          2003               2004         2003
Revenues                                        $  151,768    $  265,014         $  329,989   $  484,290

Cost of revenues                                    34,168       142,748            127,760      253,592

Gross profit                                       117,600       122,266            202,229      230,698

General and administrative expenses                436,625       360,772          1,576,948    1,010,725

Loss from operations                              (319,025)     (238,506)        (1,374,719)    (780,027)

Other income
Other income                                         5,335             -             14,954        3,809
Interest income                                          2             -                165            -
Interest expense                                      (550)            -               (886)           -
Total other expenses                                 4,787             -             14,233        3,809

Net loss                                          (314,238)     (238,506)        (1,360,486)    (776,218)

Basic and diluted loss per common share             (0.000)       (0.001)            (0.002)      (0.002)

Basic and diluted weighted average common
shares outstanding                             661,225,629   276,387,232        577,898,868  502,965,865




The accompanying notes are an integral part of these financial statements


                                     WORLD AM, INC.
                        (formerly World Am Communications, Inc.)
               CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                     FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004
                                       (Unaudited)




                                                         Prepaid                                Total
                      Common Stock      Additional      Consulting      Other   Accumulated   Stockholders'
                   Shares       Amount   Paid-in         Services   Receivables   Deficit        Deficit
                                         Capital

Balance,
December 31, 2003  465,445,899  $  46,544 $ 7,077,520    $        -   $       -   $ (7,215,765) $  (91,701)

Common stock
issued in
January 2004         3,000,000        300      14,400       (14,700)          -              -           -
for prepaid services,
$0.0049 per share

Common stock issued in
February 2004       29,287,333      2,929     128,864             -           -              -     131,793
for salary, $0.0045
per share

Common stock issued in
February 2004       11,800,000      1,180      51,920       (53,100)          -              -           -
for prepaid services,
$0.0045 per share

Common stock issued in
February 2004
for services, $0.0045
per share            5,500,000        550      18,700             -          -               -      19,250

Common stock issued in
March 2004
for prepaid services,
$0.0063 per share    8,000,000        800      49,600       (50,400)         -               -           -

Common stock issued in
March 2004
for services, $0.0063
per share           10,000,000      1,000      62,000             -          -               -      63,000

Common stock issued in
April 2004
for prepaid services,
$0.011 per share     8,050,000        805      87,745       (88,550)         -               -           -

Common stock issued in
April 2004 for
receivable          20,000,000      2,000     218,000             -   (220,000)              -           -

Common stock issued in May
2004
for services, $0.0048
per share            3,000,000        300      14,100             -          -               -      14,400

Common stock issued in
June 2004 for
prepaid services,
$0.0052 per share   11,000,000      1,100      57,700       (58,800)         -               -           -

Common stock issued in
June 2004
for services, $0.0052
per share           65,407,156      6,541     333,576             -          -               -     340,117

Common stock issued in
July 2004 for
services, weighted
average $0.0037
per share            5,744,915        574      20,418             -          -               -      20,992

Common stock issued in
August 2004
for board of director
services,
$0.0027 per share    7,637,000        764      19,856             -          -               -      20,620

Exercise of employee
stock options in
August 2004          5,000,000        500       7,451             -          -               -       7,951

Common stock issued
in August 2004 for
services, weighted
average $0.0024
per share           11,317,578      1,132      26,201             -          -               -      27,333

Common stock issued in
September 2004 for
services, weighted
average $0.0026
per share           19,442,209      1,944      49,205             -          -               -      51,149

Exercise of employee
stock options in
August 2004         16,500,000      1,650      23,957             -          -               -      25,607

Options granted to
employees for
services                     -          -      18,142             -          -               -      18,142

Current period
amortization of
prepaid
services                     -          -           -       265,550          -               -     265,550

Net loss                     -          -           -             -          -      (1,360,486) (1,360,486)

Balance,
September 30,
2004 (Unaudited)   706,132,090     70,613   8,279,355             -   (220,000)     (8,576,251)   (446,283)




The accompanying notes are an integral part of these financial statements


                                        WORLD AM, INC.
                        (formerly World Am Communications, Inc.)
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)





                                                                   Nine Months Ended September
                                                                                30,
                                                                   2004                   2003
Cash flows from operating activities:
Net loss                                                           $ (1,360,486)          $   (776,218)
Adjustments to reconcile net loss to net
cash provided by operating activities:
Depreciation                                                                908                  2,586
Stock issued for services                                               706,796                662,354
Amortization of prepaid service related to issuance of
common stock                                                            265,550                      -
Changes in operating assets and liabilities:
Change in accounts receivable, net                                       27,467                (44,106)
Change in inventory                                                     (38,890)                   (80)
Change in other assets                                                    3,014                      -
Change in accounts payable and accrued liabilities                      134,446                143,328
Change in taxes payable                                                 (29,286)                     -

Net cash used by operating activities                                  (290,481)               (12,136)

Cash flows from investing activities:
Purchase of fixed assets                                                (15,079)                (1,929)

Net cash used by investing activities                                   (15,079)                (1,929)

Cash flows from financing activities:
Change in due to related parties                                         72,914                      -
Proceeds from exercise of employee options                               33,558                      -
Proceeds (payments) from line of credit                                     171                  1,584
Proceeds from note payable                                               10,000                 19,000
Principal payments on note payable                                      (14,000)                     -
Assumption of capital lease obligation                                   13,590                      -
Principal payments on capital lease obligations                          (1,428)                     -

Net cash provided by financing activities                               114,805                 20,584

Net change in cash                                                     (190,755)                 6,519

Cash, beginning of period                                               229,069                 25,411

Cash, end of period                                                      38,314                 31,930

Supplemental disclosure of cash flow information:
Cash paid for income taxes                                                    -                      -

Cash paid for interest                                                      336                      -

Schedule of non-cash operating, investing
   and financing activities:
Issuance of 41,850,000 shares of common stock
   for prepaid services                                                 265,550                      -

Issuance of 20,000,000 shares of common
stock for receivable                                                    220,000                      -




The accompanying notes are an integral part of these financial statements.


                                      WORLD AM, INC.
                       (formerly World Am Communications, Inc.)
                  NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                        (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of World Am Communications, Inc. and its subsidiary ("Company"). All significant intercompany balances have been eliminated in consolidation.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2004 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2003 of the Company.

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

NOTE 2 - GOING CONCERN

The Company incurred a net loss of approximately $1,360,000 for the nine months ended September 30, 2004 and the Company's current liabilities exceed its current assets by approximately $465,000. The accumulated deficit was approximately $8,576,000 as of September 30, 2004. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has plans to promote its services, gain clients and expand its relationships with current clients. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

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

The following table represents the effect on net loss and loss per share if the Company had applied the fair value based method and recognition provisions of SFAS No. 123 to stock-based employee compensation:





                                                               Nine months ended September 30,
                                                               2004                       2003
Net loss, as reported                                          $ (1,360,486)             $  (776,218)
Add: Stock-based employee compensation
 expense included in reported loss,
 net of related tax effects                                          18,142                        -
Deduct: Total stock-based employee
 compensation expense determined under
 fair value based methods for all awards,
 net of related tax effects                                         (54,200)                       -

Pro forma net loss                                             $ (1,396,544)             $  (776,218)

Net loss per common share:
 Basic and diluted loss, as reported                           $     (0.002)             $    (0.002)
 Basic and diluted loss, pro forma                             $     (0.002)             $    (0.002)





In December 2002, the Financial Accounting Standards Board issued SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure." SFAS No. 148 amends the transition and disclosure provisions of SFAS No.
123. The Company has adopted the disclosure only provisions of SFAS No. 123.

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

NOTE 4 - INVENTORY

Inventory totaling $65,011 consists of finished goods.

NOTE 5 - DUE TO STOCKHOLDERS

Due to stockholder totaling $72,914 as of September 30, 2004 consist of unreimbursed expenses and accrued wages to various stockholders and employees.

NOTE 6 - NOTES PAYABLE

Note 1 - In June 2003, pursuant to a dismissal of action by a certain individual, the Company entered into a promissory note agreement totaling $30,000 with the individual. The note is unsecured, bears no interest (1.25% interest in the event of default), is payable in monthly principal only installments of $1,000, and matures December 2005. As of September 30, 2004 the current and long-term portion of the note totals $12,000 and $2,000, respectively.

As of September 30, 2004, principal payments on the note payable are as follows:

October 1, 2004 through December 31, 2004                        $   3,000
2005                                                                11,000
                                                                 $  14,000

Note 2 - In July 2004 the Company entered into a promissory note payable totaling $10,000 with an individual. The note is unsecured, bears no interest and is payable on demand. As of September 30, 2004, the note totals $5,000.

NOTE 7 - CAPITAL LEASE OBLIGATION

The Company is obligated under a capital lease for manufacturing equipment. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The capital lease obligation totaling $13,165 requires twelve minimum monthly lease payments of $425 and a final payment of $9,450, with an imputed interest rate of 8.5%. The future minimum lease payments required under the capital lease obligation as of September 30, 2004, are as follows:

October 1, 2004 through December 31, 2004                        $   1,275
2005                                                                11,575
                                                                    12,850
Less: amount representing interest                                     688

Present value of minimum lease payments                          $  12,162

NOTE 8 - EQUITY COMPENSATION PLANS

Non-Employee Directors and Consultants Retainer Stock Plan:

On January 5, 2001, the Company adopted a Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 4 to this plan on October 12, 2004). The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining non-employee directors and consultants capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's shareholders, by paying their retainer or fees in the form of shares of common stock. A total of 189,000,000 shares of common stock have been registered under this plan as a result of Form S-8's filed with the SEC. During the nine months ended September 30, 2004, the Company had issued 87,021,943 shares of common stock under this plan.

Stock Incentive Plan.

On January 22, 2001, the Company adopted an Employee Stock Incentive Plan (the Company adopted Amendment No. 2 to this plan on July 15, 2004). This plan is intended to allow directors, officers, and employees of the Company to receive options to purchase Company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. A total of 110,000,000 shares of common stock have been registered under this plan under Form S-8's filed with the SEC. Options granted under this plan are to be exercisable for a period of ten years from the grant date at an exercise price equal to 65% of the closing price on the date of exercise for all employees holding less than 10% of the total combined voting power of all classes of stock of the Company and 110% of the closing price on the date of exercise for all employees holding more than 10%. During the nine months ended September 30, 2004, the Company granted options to purchase 21,500,000 shares of the Company's common stock valued at $18,142. All options were immediately exercised for cash totaling $33,558.

NOTE 9 - RECEIVABLE RELATED TO ISSUANCE OF COMMON STOCK

In May 2004, the Company entered into a Share Exchange Agreement ("Exchange Agreement") with World Am Security Venture Company, Ltd. ("WSVC"), a privately held China corporation. Under the terms of the agreement, the Company was to acquire all the outstanding shares of WSVC in exchange for 20,000,000 shares of the Company's common stock, and 100 shares of the Company's convertible preferred stock. In addition, WSVC was to obtain the corporate power to own or lease property and to carry on business.
Further, WSVC was to invest up to $5,000,000 to acquire a new manufacturing plant and other facilities for the purpose of manufacturing authorized products of the Company. As of the date of this filing, WSVC has not made the required investment and World Am, Inc. considers that WSVC is in breach of the agreement at present.

The Company issued the 20,000,000 shares in April 2004, as required by the Exchange Agreement. As of June 30, 2004, WSVC had established a business license, but had not completed the acquisition of a manufacturing plant or other facilities. Accordingly, the Company recorded a receivable totaling $220,000 in anticipation that the remaining terms of the Exchange Agreement would be fulfilled. As of September 30, 2004, no progress had been made in establishing the required facilities. As a result, the Company has placed a stop on the 20,000,000 shares and is currently seeking their return.

In relation to the Exchange Agreement, the Company entered into a Management Agreement in May 2004 with Mr. Jian Kang. Under the agreement, Mr. Kang was granted authority to negotiate and bind WSVC to certain contracts and other agreements, as well as to assist WSVC in obtaining the necessary licenses and permits required for the conduct of business in China. The Company was to issue an additional 20,000,000 shares of the Company's common stock to Mr. Kang for services after certain benchmarks were met. To date only the initial business license was obtained and the other benchmarks do not appear likely to be obtained.

NOTE 10 - SUBSEQUENT EVENTS

     (a) During October 2004, the Company granted options to purchase 22,060,000 shares of the Company's common stock valued at approximately $27,000 under its Employee Stock Incentive Plan. These options were immediately exercised for approximately $33,700.

     (b) During October 2004, the Company issued 22,150,700 shares of common stock registered under Form S-8 for services rendered to the Company valued at $51,609 ($0.0023 per share).

     (c) On November 8, 2004, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State that had the affect of amending the articles such that the board of directors is authorized to increase the authorized shares of the company, common or preferred, without the further approval of the shareholders. This amendment also permits the board of directors to amend the articles of incorporation and bylaws of the company without further shareholder approval in the event of requirements due to merger and acquisition.

     (d) On November 8, 2004, the Company filed a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State that had the affect of increasing the number of authorized shares of common stock from 800,000,000 to 1,500,000,000.

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

Results of Operations.

(a)  Revenues.

     Revenues were $151,768 for the three months ended September 30, 2004 compared to $265,014 for the three months ended September 30, 2003, a decrease of $113,246 or approximately 42%. The revenue was $323,989 for the nine months ended September 30, 2004 compared to $484,290 for the nine months ended September 30, 2003, a decrease of $160,301 or approximately 33%. One of the reasons for this decrease in revenue is attributed to the delays in two U. S. Government retrofit orders being released. In view of these delays, management believes that the Registrant may not be able to reach revenue objectives for 2004. Despite the lower revenue during the third quarter of 2004, management believes the Registrant will reach revenue objectives for 2005. Another reason for the drop in revenues is believed to be due to external buying and budget decisions over which the Company and its dealers have little control. Management also has reason to believe the orders that were expected to come during the third and fourth quarter of 2004 will be realized in 2005.

(b)  General and Administrative Expense.

     General and administrative expenses were $436,625 for the three months ended September 30, 2004 compared to $360,772 for the three months ended September 30, 2003, an increase of $75,853 or approximately 21%. Such expenses were $1,576,948 for the nine months ended September 30, 2004 compared to $1,010,725 for the nine months ended September 30, 2003, an increase of $566,223, or approximately 56%. The increases in general and administrative expenses reflect the impact of the use of S-8 stock to compensate needed services by various professionals in the absence of equity funding. Thus far, during 2004 the Registrant has not obtained any significant source of equity capital and the company plans to continue to pursue revenue growth and expects to utilize a private placement or other equity financing during the remainder of 2004, in addition to utilization of S-8 stock to compensate for certain needed services

(c)  Net Loss.

     The net loss was $314,238 for the three months ended September
30, 2004 compared to $238,506 for the three months ended September 30, 2003, an increase of $75,732 or approximately 32%. The net loss was $1,360,486 for the nine months ended September 30, 2004 compared to $776,218 for the nine months ended September 30, 2003, an increase of $584,268 or approximately 75%. Management believes these results are a direct reflection of continued lower than expected sales results during the third quarter of 2004 and although efforts to control expenses and to increase the net results of operations continue, the Registrant must have more revenue to offset its expense levels. During the first three quarters of 2004, new product development has also been a factor in increased costs and the increase in net operating loss.

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

Operating Activities.

     The net cash used by operating activities was $290,481 for the nine months ended September 30, 2004 as compared to $12,136 for the nine months ended September 30, 2003, an increase of $278,345 or approximately 2,290%. There were several major contributors to this increase; these include: an increase in inventory, a decrease in taxes payable, and payment of expenses associated with business development in China. This increase was offset by a decrease in accounts receivable and an increase in accounts payable.

Liquidity and Capital Resources.

     As of September 30, 2004, the Registrant had total current assets of $142,986 and total current liabilities of $608,059, resulting in net working capital deficit of $465,073. As of that date, the Registrant had cash and cash equivalents of $38,314.

     The Registrant has required a substantial amount of working capital to fund its operations and market development. In the absence of any equity investment, it previously relied upon short-term borrowings in the form of purchase order and invoice factoring and the use of Form S-8 registered common stock as mentioned above. As of September 30, 2004, the Registrant had no significant sources of liquidity.

     For the quarter ended September 30, 2004, Registrant had operating losses reflecting the developmental nature of its operation; it does however, foresee its efforts culminating in sufficient cash flows to service its debts.

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

Forward Looking Statements.

     The foregoing management's discussion and analysis of financial condition and results of operations contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. The words "believe," "expect," "anticipate," "intends," "forecast," "project," and similar expressions identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements as to the Registrant's estimates as to the adequacy of its capital resources, its need and ability to obtain additional financing, the features and benefits of its products, its growth strategy, its operating losses and negative cash flow, and its critical accounting policies. Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above, as well as risks related to the Registrant's ability to develop new technology and introduce new products and its ability to protect its intellectual property. These forward-looking statements speak only as of the date hereof. The Registrant expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     Within the 90 days prior to the end of the period covered by this report, the Registrant carried out an evaluation of the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Rule 13a-15 under the Securities Exchange Act of 1934, as amended ("Exchange Act"). This evaluation was done under the supervision and with the participation of the Registrant's president and its controller. Based upon that evaluation, they concluded that the Registrant's disclosure controls and procedures are effective, at the reasonable assurance level, in gathering, analyzing and disclosing information needed to satisfy the Registrant's disclosure obligations under the Exchange Act.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Registrant's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures since their most recent evaluation.

PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

     None.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

     The Registrant sold the following unregistered (restricted) equity securities during the quarter ended September 30, 2004 (not previously reported in a Form 8-K):

     (a) On July 1, 2004, the Registrant issued a 1,694,915 shares of common stock to one individual for consulting services rendered for the company. These shares are valued at a total of $10,000 ($0.0059 per share).

     (b) On August 17, 2004, the Registrant issued a total of 7,637,000 shares of common stock to four individuals (three of them then current members of the board of directors) for prior board services to the company. These shares are valued at approximately $20,620 ($0.0027 per share).

     (c) On August 17 and 18, 2004, the Registrant granted options to purchase a total of 3,500,000 shares of the company's common stock valued at approximately $2,950 under its Employee Stock Incentive Plan. These options were immediately exercised for approximately $5,460.

No commissions were paid in connection with any of these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a "sophisticated" or "accredited" investor as defined in Rule 502 of Regulation D.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

Effective on August 2, 2004, the name of the Registrant was changed to "World Am, Inc" by the filing of a Certificate of Amendment to Articles of Incorporation with the Nevada Secretary of State.

Subsequent Events.

     (a) During October 2004, the Registrant granted options to purchase 22,060,000 shares of the company's common stock valued at approximately $27,000 under its Employee Stock Incentive Plan. These options were immediately exercised for approximately $33,700.

     (b) During October 2004, the Registrant issued 22,150,700 shares of common stock registered under Form S-8 for services rendered to the company valued at $51,609 ($0.0023 per share).

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                      SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       World Am, Inc.



Dated: November 17, 2004               By: /s/ James H. Alexander
                                       James H. Alexander, President

Dated: November 17, 2004               By: /s/  Susan Forbes
                                       Susan Forbes, Controller


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

3.4 Certificate of Amendment to Articles of Incorporation, dated August 2, 2004 (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on August 20, 2004).

3.5 Certificate of Amendment of Articles of Incorporation, dated November 8, 2004 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on November 16, 2004).

3.6 Certificate of Amendment of Articles of Incorporation, dated November 8, 2004 (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 16, 2004).

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

4.13 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 4), dated October 12, 2004 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on October 19, 2004).

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

16 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on July 12, 2004).

21 Subsidiaries of the Registrant (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 16, 2002).

23 Consent of Independent Certified Public Accountants (incorporated by reference to Exhibit 23 of the Form 10-KSB/A filed on April 20,
        2004).

31.1 Rule 13a-14(a)/15d-14(a) Certification of James H. Alexander (filed herewith).

31.2 Rule 13a-14(a)/15d-14(a) Certification Susan Forbes (filed herewith).

32 Section 1350 Certification of James H. Alexander and Susan Forbes (filed herewith).

99.1 Press release issued by the Registrant, dated October 7, 2003 (incorporated by reference to Exhibit 99 of the Form 8-K filed on December 30, 2003).

99.2 Text of press release issued by the Registrant, dated May 26, 2004 (incorporated by reference to Exhibit 99 of the Form 8-K filed on May 26, 2004).