Form 10KSB
period 2004-12-31
WORLD AM, INC.
filed 2005-04-21
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                              Washington, D.C. 20549

                                    FORM 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2004

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

     Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ].

     The Registrant had revenues of $466,603 for the fiscal year ended on December 31, 2004. The aggregate market value of the voting stock held by non-affiliates of the Registrant as of March 31, 2005:
$1,876,576.  As of March 31, 2005, the Registrant had 10,165,891
shares of common stock issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes   No X .

                                  TABLE OF CONTENTS

PART I.                                                                   PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                            3

ITEM 2.   DESCRIPTION OF PROPERTY                                           14

ITEM 3.   LEGAL PROCEEDINGS                                                 14

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS               15

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                                   15

ITEM 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
         FINANCIAL CONDITION AND RESULTS OF OPERATIONS                      17

ITEM 7.   FINANCIAL STATEMENTS                                              26

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                            26

ITEM 8A.  CONTROLS AND PROCEDURES                                           26

ITEM 8B   OTHER INFORMATION                                                 27

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT                                 28

ITEM 10. EXECUTIVE COMPENSATION                                             30

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
         OWNERS AND MANAGEMENT, AND RELATED STOCKHOLDER MATTERS             33

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                     36

ITEM 13. EXHIBITS                                                           38

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                            38

SIGNATURES                                                                  40

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     Pursuant to an Agreement and Plan of Merger ("Acquisition Agreement") effective May 11, 2000, World-Am Communications, Inc., a Florida corporation ("Company") organized in 1994, acquired 100% of all the outstanding shares of common stock Allmon Corporation, a Delaware corporation ("Allmon") ("Acquisition").

     The Acquisition was approved by the board of directors and a majority of the shareholders of Allmon and the Company on May 11, 2000. The Acquisition is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, the Company elected to become the successor issuer to Allmon for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the this act effective on May 11, 2000.

     As of the effective date of the Acquisition Agreement, Allmon amended its Articles of Incorporation to change the name of the Company. The Company's officers and directors became the officers and directors of Allmon. All of the board of directors and officers of Allmon, prior to the effective date, resigned thereafter.

     The Company, under the name Bedroc's of Brandon, Inc., formerly operated a family restaurant located in Brandon, Florida, commencing operations in January 1995. On January 3, 1996, the restaurant closed for major renovations related to the changing of the theme of the restaurant. The Company completed renovations in July 1997 and reopened in August 1997 as the Garden Grille. In March 1998, the Company discontinued the restaurant operations (its only business segment) and proceeded to write-off the net book value of the restaurant property and equipment. Later that year, the Company changed its name to "World-Am Communications, Inc." and commenced operations as a company that provided analog and digital cellular services in West Central Florida and provided digital and alphanumeric paging services under resale contracts. This business plan was unsuccessful and the Company did not have any further operations until February 2000.

     The current business of the Company was commenced in February 2000 after the Company, through a stock purchase agreement with Isotec, Inc., acquired all of the outstanding stock of this company. Isotec became the Company's wholly owned subsidiary.
Shortly thereafter in April 2000, Isotec acquired all of the assets of Technology Development International, a sales and marketing company representing 23 products in the security industry. The board of directors believes that such products complement those of Isotec.

     With the filing of Articles of Merger with the Nevada
Secretary of State, the Company changed its domicile from Florida to Nevada. A Certificate of Amendment to Articles of Incorporation, dated August 20, 2002, added to the authorized stock 80,000,000 shares of preferred stock: 40,000,000 shares of Class A Preferred Stock, $0.0001 par value, and 40,000,000 shares of Class B Preferred Stock, $0.0001 par value. A Certificate of Amendment to Articles of Incorporation, dated December 20, 2002, increased the authorized limit of common stock to 800,000,000 shares. A Certificate of Amendment to Articles of Incorporation, dated December 1, 2004, increased the authorized limit of common stock to 1,500,000,000 shares.

Business of the Company.

(a)  Company Overview.

     The Company currently has two wholly owned subsidiaries:
Isotec, Inc. and Technology Development International, Inc.

     Isotec is a Colorado corporation founded in 1998 as a developer, manufacturer, and distributor of automated passage control and security devices. Isotec has been aided in its endeavors by alliances with several product developers, joint venture partners, sales representatives, dealers, manufacturers and suppliers.

     Technology Development International ("TDI") is a Colorado corporation founded in 1997. TDI was engaged in the acquisition, development, sales, marketing and distribution of innovative component products. At present, TDI is dormant.

     The Company has developed and/or is in the process of developing innovative systems and processes to establish the company as a factor in the field of Transparent Security? and Automated Passage Control. Company personnel have installed systems for Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank and the United States Air Force and United States Department of Energy, to name just a few.

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

     Over the past twenty plus years systems have evolved from simple metal detection devices to sophisticated "man trap" systems employing state-of-the-art electronics and detection devices. In recent years the demand for such devices has escalated as the instances of international and urban terrorism increase. Today, demand for APC equipment transcends the past traditional users, such as high security Governmental and military installations, to include banks, industrial complexes, laboratories, airports, schools and retail establishments. The state-of-the-art in weapons detection design and drastic reduction in the package size of such devices has also created a very large international market for this equipment, especially in third world countries with histories of political unrest.

     Likewise, Isotec's product line has evolved from enclosed, inter-locked weapons detection and access control portals to Transparent Security and surveillance devices using computer integrated video and beam technologies.

     The Company has assembled a team of technical, sales/marketing and business personnel possessing many years of design and manufacturing experience in the security, computer and video fields. Isotec's technical personnel have been engaged in the design and manufacture of APC security and surveillance devices for twenty years.

     The Company has established a dynamic, fast response, development and manufacturing organization providing highest quality, leading edge security products that integrate with standard and customized systems. The Company is able to market these products through its dealer (installer) network to commercial organizations, OEM customers, and governmental and defense agencies.

(b)  Services and Products.

     The business activities of the Company and its Isotec subsidiary currently fall into six categories:

     (1) Design and manufacture of a standard line of APC systems for commercial retail and government use.

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

The specific product types manufactured by the Company are:

     (1)  Weapons Control Systems.

     These systems are fabricated as one or two lane structures with interlocking doors designed to prevent weapons from entering a facility. They incorporate a high strength tubular aluminium structure with heavy-duty narrow stile doors and closer hardware. Magnetic locks, sensors, display(s) and control electronics are incorporated to monitor all interlock functions while a variety of metal detectors can be used to scan for weapons. Ballistic panels up to Level III can be installed in these structures providing a deterrent as required by the customer. Site-specific applications employing modular designs and various construction materials, i.e. laminated oak and ballistic fiberglass, to match architectural requirements are available. This product is used for any application requiring weapons monitoring.

     (2)  Passage Control Systems.

     These systems are fabricated as two door bi-directional structures with interlocking doors designed to prevent unauthorized individuals from entering a facility. These systems incorporate a high strength tubular aluminium structure with heavy-duty narrow stile doors and closer hardware. Locks, sensors, displays and control electronics are incorporated to monitor all interlock functions while a variety of card readers, keypads and or biometric devices can be installed to identify the occupant before passage. This system also has the advantage of incorporating an occupancy weight system thereby allowing one person to pass at a time. This product can be used in any high security applications requiring personnel monitoring.

     (3)  Asset Protection Systems.

     These systems are fabricated as single door passage monitors with two door bi-directional structures with interlocking systems designed to prevent unauthorized assets from entering or leaving a facility. These systems incorporate a high strength tubular aluminium structure with heavy-duty narrow stile doors and closer hardware. Locks, sensors, displays and control electronics are incorporated to monitor all interlock functions. This system is best suited for applications requiring control of company assets.

     (4)  Anti-Tailgating System.

     Isotec's ATG-200 Anti-Tailgating System is a integrated system that monitors entry access through protected doorway by detecting multiple individuals attempting to enter through that door without individual authorization.

     The ATG-200 system combines an overhead video-based monitoring device, a pair of infrared sensors mounted on the doorjamb, and an internal controller with software for which a provisional patent application has been made. The ATG-200 works with Card, PIN, or Biometric access control devices, and connects directly to the user's existing 24-volt door lock, lock sensor and door status sensor to monitor and control access through that door. Also provided is a three-color status display to direct personnel through the passage process.

     The ATG-200 system works by enveloping the single entrant in a "video wall" during each entry sequence. Any other individual either passing through that wall (i.e., tailgating) or attempting to depart while the first individual is entering, is detected and an alarm output is generated. Monitoring functions are also provided to detect someone entering while another individual is exiting the secured door from the inside.

     An inexpensive method of keeping track of the number of individuals passing through doors can be accomplished with the Isotec Pedestrian Counter. These counters can monitor standard 3-6 wide openings or optional 20-30 foot openings. Every system has a seven-character display with key lock reset.

     (5)  Site Specific Designs For Any Application.

     No standard application can solve everyone's security needs.
Isotec provides solutions for most any passage control situation.
Simply making a phone call can access our many years of high and medium security knowledge.

     (6)  General Purpose Walk-Through Metal Detectors.

     These uniform sensitivity walk-through metal detectors are perfect for any general-purpose application requiring detection of metal objects regardless of orientation. They are equipped with a cross-pulsed magnetic field detection system (for which a provisional patent application has been filed) to provide good security plus optimum traffic flow. Applications include airports, banks, public buildings, industry, hospitals, and casinos. Isotec is a dealer of these products not the manufacturer.

     (7)  High Sensitivity Walk-Through Metal Detectors.

     These narrow passage, high sensitivity systems are used where both ferrous and non-ferrous materials are to be detected, such as small knives, razor blades, items made from precious metals and computer chips. Applications include prisons, computer chip manufacturers, manufacturers of precious metals, and mints. Isotec is a dealer of these products not the manufacturer.

     (8)  Security Monitoring Software.

     APC based control system, for Windows 95/98/NT, is available to connect multiple metal detectors together to provide a remote network for monitoring and adjustment of all Metor walk-through metal detectors. This product can be used with any of the above applications where multiple systems are required. Isotec is a dealer of these products not the manufacturer.

     (c)  Product Manufacturing.

     Isotec performs the fabrication, assembly and test of the products in its own leased facilities. Isotec employs experienced mechanical and electronic personnel and equipment and is able to obtain contract-manufacturing agreements to perform manufacturing as required. Isotec manufacturing and design function occupies approximately 4,500 square feet of leased space in a building adjacent to the administrative offices of the Company and employs 7 contract workers. In addition, the Company has entered into a Manufacturing License Agreement with Comfort Virtue Construction Product CO., Ltd. of Beijing, PRC ("Comfort"). The terms of this agreement call for Comfort Virtue to manufacture three selected Isotec APC models for domestic and international distribution.

     (d)  New Product Development, Patents, and Licenses.

     The Company strives for each product developed to contain innovative, modular concepts not previously available. The Company spent the following estimated amounts on research and development in each of the last two fiscal years: 2003: $22,500; and 2004: $2,500.
On September 2, 2004, acknowledgements of provisional patent applications were issued for its ATG-100 & ATG-200 anti-tailgating products. The provisional patent application permits Isotec to place a "patent pending" label on all production units while completing development of the ATG-100 & ATG-200. The numbers assigned to these provisional patent applications are: ATG-100: US60/530,705; ATG-200:
US60/589,022.  See Exhibits 99.3 and 99.4 (applicants are employees of Isotec).

     A new product under development is the Model 644RW Revolving Door Weapons Control System provides an efficient method of screening weapons that may be brought into a facility. Multiple users may pass in both directions at the same time providing the highest throughput of any weapons control system on the market. ISOTEC offers two configurations: The first is the basic High Traffic Revolving Door Weapons Control System which allows simultaneous multiple passages; the second is the High Security Weapons Control System with a credential reader and anti-tailgating system at either entrance. Typically credential readers are provided by the dealer or customer.
A variety of ballistic panels can be installed in these structures providing a deterrent as required by the customer.

     During the past year Isotec did not separately account for the man-hours expended on research and development of these and other products. When a new product is added to the Company's product line an estimated mark-up factor will be applied to attempt to recover some or all of the costs of development of the new product(s).

     The Company has granted a license to manufacture certain selected products to a Chinese company, which provides for royalty payments to the company from the proceeds of any sales made by the joint venture. To date, no sales or royalties have been received and there can be no assurance there ever will be any revenue realized.

     (e)  Custom Products.

     Isotec's goal is to become the leader in the design and manufacture of quality built APC and Transparent Security devices through the use of approved material and finish suppliers and the use of in house quality standards and procedures. Many dealers and their customers, as well as government agencies, have a specialized application in mind requiring non-standard components and/or architectural considerations. Such projects are relatively common and may often require little or no customer paid NRE. The modular characteristics of their standard design afford Isotec a competitive and strategic advantage.

     (f)  Sales, Marketing, Distribution and Installation.

     Perhaps one of the primary strengths in Isotec's positioning is that all products developed are sold either commercially through a national dealer network or directly to the end user. Each dealer is a professional in the field of applications engineering in the security field. Sales to the government are generally handled directly by the Company. Because Isotec equipment is modular in design and is shipped disassembled for installation in the field, all systems, commercial and retail are extremely portable and can be readily disassembled for installation in other locations. The Company is in the process of expanding its sales and marketing network to accommodate new products under development and activities of potential acquisition candidates.

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

     The Company believes that sensor technologies represent one of the greatest areas of opportunity both within Homeland Security and other vertical applications. The Company is currently pursuing one or more such technologies, in hopes of obtaining new technology that will allow it to have broader market appeal in the security market place and possibly in other vertical markets.

     In addition to other homeland security needs, Isotec also sees that financial institutions, government applications, commercial and retail establishments all represent market segments Isotec needs to develop. Isotec has obtained GSA/NSN catalog listings for standard items and anticipates modest sales may result over the next twelve months. In addition, dealer projections for financial institution sales indicate that inquiries for weapons control systems at banks and credit unions are continuous and sales of up to 50 such systems are possible in the coming 12 months.

     The introduction of the ATG-200 is projected to bring in some new revenue in 2005, but no firm projections have been made by dealers as of this date. The Company's plan for the Comfort Virtue manufacturing license involves development of the import of more affordable standardized weapons control and access control systems via the manufacturing & distribution agreement with Comfort Virtue. Alternatively, Isotec is currently working on a U.S. manufactured lower cost standardized portal, which may be able to be marketed in 2005.

     (h)  Competition.

     Compared to competitive products or the closest product available today management believes the Company's products are the only product line able to accommodate site-specific design and build capabilities. This ability to adapt systems to the needs of a specific location is a capability unique to Isotec.

     Dealers, end users and competitors may recognize that Isotec has an advantage in the area of design and application flexibility. The prices of Isotec products are comparable to those offered by their competitors. Because Isotec can incorporate improvements into successive production models very rapidly this could be an advantage over competitors. Competitors include: Georal, Alluser and Hamilton Safe, now owned by Redhawk. Each of these companies offer competing access control systems; however, none of these firms offer customized "built to specification" portals.

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

     Redhawk is located in the Denver area, while Hamilton Safe, headquartered in Fairfield, Ohio, is the most competitive access control company to Isotec. Hamilton Safe offers a broader product line than Isotec comprised primarily of secure storage solutions, ATM equipment and vaults and safes. Although Hamilton Safe offers competitive access control systems, Isotec has competed successfully for several installations and has also been successful in becoming the prime supplier to Hamilton Pacific, a former Hamilton Safe dealer.

     Overall, many security companies are larger and financially more capable than Isotec, however, Isotec's design flexibility and competitive pricing seems to even the playing field. Although past experience seems to show that Isotec is an adept competitor in its field, there can be no assurance these competitive advantages will endure. The strategy for meeting the competition is based upon flexible design and engineering, excellent customer service and pricing comparable to the nearest competitors.

     (i)  Effects of Compliance with Environmental Laws.

     To date the Company has not encountered any problems in compliance with environment law at the federal, state or local levels, however, there can be no assurance that the costs associated with such law and regulation will not become prohibitive in the future.

     (j)  Sources and Availability of Raw Materials.

     Raw materials for the Company's products are widely available, with the exception of metal detectors (of which there are only a few suppliers). If the latter sources were lost, it would hurt production in that the weapons detection capability of the portal would be lost. Isotec is exploring additional sources of this component in China a source in china that could potentially supply them in the event that domestic suppliers could not.

     (k)  Dependence on Major Customers.

     The Company is dependent upon the federal government and six dealers for all of its business. The company is developing new dealers in order to become less dependent upon any single source.

     Even so there is no assurance they will obtain enough dealers to completely eliminate this risk.

     (l)  Need for Governmental Approval.

     At present the Company is not reliant upon governmental approvals to market its products. Although the company has obtained
GSA listings and other governmental procurement statuses, these listings do not guaranty any sales will result they primarily serve to make it easier for government procurement processes to acquire Isotec products.

     (m)  Effect of Governmental Regulation on Business.

     Governmental regulation is not presently a factor. However, this no any way to predict what the government may do that might adversely affect the company in the future.

     (n)  Management and Organization.

     The future of the Company will depend on management's ability to:

     - continue to maintain the technical edge in its production and quality.

     - develop and market innovative products, at profitable price points.

     - to manufacture units at more cost-effective levels in rapid growth mode.

     - obtain strategic alliances and complimentary businesses to maximize profit potential.

     (o)  Employees.

     The Company currently has 6 employees.

Risk Factors.

     Investing in the Company involves a number of significant risks relating to our business. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

     - the ongoing global economic uncertainty, coupled with war or the threat of war;

     - risks associated with possible disruption in our operations due to terrorism;

     - future regulatory actions and conditions in our operating areas;
       and

     - other risks and uncertainties as may be detailed from time to time in our public announcements and SEC filings.

(a) Control by Officers and Directors Over Affairs of the Company May Override Wishes of Other Stockholders.

     All decisions with respect to the management of the Company will be made exclusively by our officers and directors. Investors will only have rights associated with stockholders to make decisions that affect the Company. Accordingly, it could be difficult for the investors hereunder to effectuate control over the affairs of the Company. Therefore, the success of the Company, to a large extent, will depend on the quality of our directors and officers. Accordingly, no person should invest in the Company unless he or she is willing to entrust all aspects of the management of the Company to the officers and directors.

(b)  Our Common Stock Price May Be Volatile.

     The trading price of our common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

     - Price and volume fluctuations in the overall stock market from time to time;

     - Significant volatility in the market price and trading volume of securities of business development companies or other financial services companies;

     - Changes in regulatory policies with respect to business development companies;

     - Actual or anticipated changes in our earnings or fluctuations in our operating results;

     - General economic conditions and trends;

     - Loss of a major funding source; or

     - Departures of key personnel.

     Due to the continued potential volatility of our stock price, we may be the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management's attention and resources from our business.

(c)  No Assurance of Public Trading Market and Risk of Low Priced
Securities May Affect Market Value of Our Stock.

     The SEC has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

     The SEC has adopted Rule 15g-9 which established sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person's account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stock, the broker or dealer must: (a) obtain from the person information concerning the person's financial situation, investment experience, and investment objectives;
(b) reasonably determine that transactions in penny stock are suitable for that person, and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (c) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination
(i) stating in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; and (ii) stating in a highlighted format immediately preceding the customer signature line that (iii) the broker or dealer is required to provide the person with the written statement; and (iv) the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person's financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made as to the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

     There has been only a limited public market for the common stock of the Company. Our common stock is currently traded on the Over the Counter Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential shareholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

ITEM 2.  DESCRIPTION OF PROPERTY.

     At its offices in Westminster, Colorado, which the Company leases, it owns approximately $10,000 of miscellaneous office furniture and equipment, including computers. These offices consist of
(a) an executive office of 1,976 square feet with a total rental rate, including operating costs, of $2,865.30 per month, rising to $2,932.97 in February 2005; and (b) a manufacturing facility of 4,500 square feet with a total rental rate, including operating costs, of $3,668.00 per month. The office premises are leased for a term of three years commencing March 2003; and the manufacturing facility is subject to a three-year lease, which commenced in July 2000.

ITEM 3.  LEGAL PROCEEDINGS.

     Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

     (a) On January 30, 2004, a complaint was filed in the District Court of Adams County, Colorado: Robert Hainey and Internet Marketing Solutions, Inc. v. World Am Communications, Inc. and Isotec, Inc. The complaint, which has causes of action for breach of contract and unjust enrichment, alleges that the defendants failed to pay the plaintiffs for certain consulting and public relations and related work, reimbursement of certain business expenses incurred on behalf of the defendants, and to repay a loan made by the plaintiffs to the defendants. The complaint seeks total monetary damages of approximately $308,000. The Company has retained counsel in the matter and is preparing an answer and cross-complaint for filing. The Company intends to vigorously defend the matter. The Company does not believe the outcome of this matter will have an adverse effect on the Company.

     (b) On October 25, 2004, a complaint was filed in the United States District Court, District of Colorado: Mitchell Vince V. Isotec, Inc. and World Am, Inc. The complaint alleges that Isotec terminated Mr. Vince without cause prior to the expiration of the term of an alleged employment agreement. The complaint seeks monetary damages of $240,000. The Company has retained counsel in the matter and responsive pleadings have been filed. The Company intends to vigorously defend the matter. The Company does not believe the outcome of this matter will have an adverse effect on the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Company's common stock trades on the Over the Counter Bulletin Board under the symbol "WDAM"; prior to the reverse stock split on January 21, 2005, the symbol was "WLDI". The Company began using this symbol on December 1, 2000 following a 30 for 1 reverse split; prior to that, the Company traded under the symbol "WLDC".
The range of closing prices shown below is as reported by these markets. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions. All prices below are adjusted for the reverse stock split.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2004

                                                 High      Low

Quarter Ended December 31, 2004                   0.35     0.11
Quarter Ended September 30, 2004                  0.46     0.21
Quarter Ended June 30, 2004                       1.10     0.46
Quarter Ended March 31, 2004                      1.23     0.31

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2003

                                                 High      Low

Quarter Ended December 31, 2003                  0.80      0.40
Quarter Ended September 30, 2003                 0.80      0.20
Quarter Ended June 30, 2003                      0.50      0.20
Quarter Ended March 31, 2003                     1.10      0.50

Holders of Common Equity.

     As of March 31, 2005, the Company had approximately 89 shareholders of record. The number of registered shareholders excludes any estimate by us of the number of beneficial owners of common shares held in street name.

Dividend Information.

     The Company has not declared or paid a cash dividend to stockholders since it became organized. The board of directors presently intends to retain any earnings to finance Company operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon the Company's earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

     Except as follows, all sales of unregistered (restricted) securities during the fiscal year ended on December 31, 2004 have been previously reported either in a Form 10-QSB or in a Form 8-K:

     (a) During June 2004, the Company entered into a loan agreement with a lender whereby the lender agreed to use its best efforts to provide the Company a loan in the maximum amount of $2,000,000 subject to certain terms and conditions. The Company agreed to issue 1,370 shares of Class A Preferred stock that is convertible to common stock at a ratio of 1-to-1,000,000 as collateral on the loan. The shares were issued in June 2004. The lender did not fund the loan and accordingly, the Company provided a written demand for the return of the shares, as provided in the loan agreement. As of December 31, 2004, the Company had not received the shares. As the shares were issued as collateral, the Company recorded the shares as issued but not outstanding as of December 31, 2004.

     (b) Between August 18, 2004 and August 27, 2004, the Company granted options covering a total of 730,350 (73,035,000 pre-split) shares of common stock to certain company employees, including our chief executive officer. These options were granted under the Company's Amended and Restated Employee Stock Incentive Plan. These options, which are exercisable into free trading shares of common stock under that plan, are exercisable at 65% of the fair market value of the Company's common stock on the date the stock option is granted. All these options were exercised in 2004.

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

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its audited consolidated financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Company has developed and/or is in the process of developing innovative systems and processes in the field of "Transparent
Security" and "Automated Passage Control." Company personnel have installed systems for Lawrence Livermore Labs, Mellon Bank, Wells
Fargo Bank and the United States Air Force and United States
Department of Energy to name just a few.

     The Company believes that it's planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients.
Accordingly, the Company intends to focus its attentions and investment of resources in marketing, strategic partnerships, and development of its client base. If the Company is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

Results of Operations.

     Subsequent to the issuance of the Company's financial statements management became aware that those financial statements did not reflect certain account balances properly for the year ended December 31, 2003. Properly accounting of these items in the revised financial statements has the following effect.



                                                              Year Ended
                                           Year Ended         December           Restated
                                           December           31, 2003           Increase
                                           31, 2003           (Restated)        (Decrease)
Revenues                                   $  654,726         $  654,726         $      --

Cost of revenues                              623,148            623,148                --

Gross profit                                   31,578             31,578                --

Operating expense                           1,989,475          1,295,680          (693,795)

Loss from operations                       (1,957,897)        (1,264,102)          693,795

Other income                                  600,911             28,741          (572,170)

Net loss                                  $(1,356,986)       $(1,235,361)      $  (121,625)

Basic and diluted loss per common share         (0.27)             (0.24)            (0.03)


     For the year ended December 31, 2003, the change in the statement of operations was primarily related to an accounting error whereby the Company did not record the value of options granted which totalled $336,705. Additionally, the Company recorded the related exercise of these options as other income totalling $572,170 and the related issuance of common stock for the option exercise as an operating expense totalling $1,030,500. Accordingly, the net decrease in operating expenses was the result of reversing the stock as issued for services totalling $1,030,500 and recording the related value of the option grants totalling $336,705. The net change of $(121,625) decreased the net loss from $1,356,986 ($0.27 per weighted average common share outstanding) to $1,235,361 ($0.24 per weighted average share outstanding).

(a)  Revenues.

     Revenues for the year ended December 31, 2004 were $466,603 as compared to $654,726 in 2003. The $188,123 decrease in revenues, approximately 29%, is primarily attributed to a general slowdown in the pace of order procurement by both the financial and government sectors. The cost of revenues for the year ended December 31, 2004, was $475,710, or 102% of gross revenues, as compared with $623,148, or 96% of gross revenues, for the year ended December 31,2003. The principal reason for the increase is that there are certain cost that are inelastic such as shop overhead that caused the relatively higher cost of revenues. Despite increased quoting activities, the rate at which orders were converted to sales after they were received during 2004 was somewhat slower and the sales cycle for the Company's products seemed to lengthen by several months; with the absence of additional operational funding, the Company's ability to continue as a going concern is still in doubt.

(b)  Operating Expenses.

     Operating expenses for the year ended December 31, 2004 were $1,849,424 as compared to $1,295,680 for the prior year, an increase of $553,744 or approximately 43%. The operating expenses reflect the impact of the use of restricted common and S-8 stock to compensate needed services by various professionals and consultants in the absence of equity funding; in addition the increase also includes increased general and administrative expenses from the year ended December 31, 2004, were $942,409 as compared to $549,607 this increase of approximately 72% or $392,802 is attributed to increased costs for payroll, employee benefits, general insurance and travel and entertainment costs.

(c)  Other Income.

     As a result of the restated financial statement for the fiscal year ended December 31, 2004, the Company realized other income of $76 as compared with $28,741 for the fiscal year ended December 31, 2003, a decrease of approximately 378%. The resulting change in Other Income is reflected in the table shown in Results of Operations, above.

     For the year ended December 31, 2003, the change in the statement of operations was primarily related to an accounting error whereby the Company did not record the value of options granted which totalled $336,705. Additionally, the Company recorded the related exercise of these options as other income totalling $572,170 and the related issuance of common stock for the option exercise as an operating expense totalling $1,030,500.

(d)  Net Operating Loss.

     The net loss from operations for the year ended December 31, 2004, was $1,859,942 as compared to $1,235,361 during the corresponding period of 2003, a decrease of $624,581 or approximately 51%. Management has attempted to control expenses and to increase the net results of operations, however, less than expected sales revenues and continued dependence upon stock compensation to employees, consultants and professionals have resulted in continued losses.

(e)  Net Operating Loss Carry forward.

     For the fiscal year ending December 31, 2004, the Company had net operating loss carry forward of $8,954,082 as compared with $7,094,140 for the previous fiscal year. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The increase in net operating loss carry forward is the result of the parent company's operating loss experienced in fiscal 2004.

     As of December 31, 2004, the Company has available net operating loss carryforwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under
Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Factors That May Affect Operating Results.

     The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside the company's control. General factors that may affect the Company's operating results include:

     - market acceptance of and changes in demand for products and services;

     - a small number of customers account for, and may in future periods account for, substantial portions of the Company's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

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

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, the Company intends to invest in marketing, strategic partnerships, and development of its client base. If the Company is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

     The Company is also subject to the following specific factors that may affect the company's operating results:

(a)  Competition.

     The market for products and services offered by the Company is highly competitive. The Company's future success will depend on its ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

     Some of our competitors have:

     - longer operating histories;

     - larger customer bases;

     - greater name recognition and longer relationships with clients;
       and

     - significantly greater financial, technical, marketing, public relations and managerial resources than the company.

     Competitors may develop or offer services that provide significant (technological, creative, performance, price) or other advantages over the products offered by the Company . If the company fails to gain market share or lose existing market share, our financial condition, operating results and business could be adversely affected and the value of the investment in the company could be
reduced significantly.   The Company may not have the financial
resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

(b)  Technological and Market Changes.

     The markets in which the Company competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that the Company's existing products will continue to be properly positioned in the market or that the company will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the electronic payments industry increases, it may become increasingly difficult for the company to be competitive.

     Risks associated with the development and introduction of new products include delays in development and changes in payment processing, and operating system technologies that could require the Company to modify existing products. There is also the risk to the Company that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors' responses to the introductions and the desire by customers to evaluate new products for longer periods of time.

(c)  New Versions of Company's Products May Contain Errors or
Defects.

     The Company's products are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of the Company's products. The Company may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments or be required to compensate customers for such limitations or errors, as a result of which our business, cash flow, financial condition and results of operations could be materially adversely affected.

(d)  Protection of Proprietary Rights.

     The Company's success and ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop a service that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our proprietary information without authorization. In addition, certain of the Company's know-how and proprietary technology may not be patentable.

     The Company may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. The Company currently has no licenses for the use of any specific products. There can be no assurance that these third party licenses will be available or will continue to be available to the Company on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company's business, financial condition or operating results.

     There is a risk that some of the Company's products may infringe the proprietary rights of third parties. In addition, whether or not the Company's products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against us, wet may be required to modify its products or seek licenses for these intellectual property rights. The Company may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Company's failure to do so could have a negative affect on its business and revenues.

(e)  Economic Conditions.

     The Company's business can be affected by the general condition of the world economy, as well as by social, political and military conditions. In light of the current economic environment these factors could have a material adverse impact on the Company's business, operating results, and financial condition and we may continue to incur losses for the foreseeable future.

(f)  Key Personnel.

     The Company's success is largely dependent on the personal efforts and abilities of the company's senior management. The loss of certain members of the Company's management, including its chief executive officer or chief technical officer, could have a material adverse effect our business and prospects.

     The Company intends to recruit in fiscal year 2004 employees who are skilled in the products of the company. The failure to recruit these key personnel could have a material adverse effect on the Company's business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

Operating Activities.

     The net cash used in operating activities was $682,608 for the year ended December 31, 2004 compared to $344,064 for the year ended December 31, 2003, an increase of $338,544. This increase is attributed to many changes from year to year, including prepaid service related to the issuance of common stock.

Liquidity and Capital Resources.

     As of December 31, 2004, the Company had total current assets of $97,707 and total current liabilities of $700,661, resulting in a working capital deficit of $602,954; as of that date, the Company had cash of $37,995. During the years ended December 31, 2004 and 2003, the Company incurred losses of $1,859,942 and $1,235,361, respectively, and the Company has an accumulated deficit of $8,954,082 as of December 31, 2004. These factors raise substantial doubt as to the Company's ability to continue as a going concern.

     The accompanying financial statements have been prepared assuming that the Company continues as a going concern that contemplates the realization of assets and the satisfaction of liabilities in the normal course of business assuming the Company will continue as a going concern. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

     Our current cash flow from operations will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, we will need to continue raising capital through either debt or equity instruments. We believe we will need to raise at least $2,000,000 within the next twelve months so we may continue executing our business plans. Whereas the Company has in the past in raised capital, no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on its business and operating results. In addition, insufficient funding may have a material adverse effect on our financial condition, which could require us to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

     To the extent that we raise additional capital through the sale of equity or convertible debt securities, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our cash assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

Inflation.

     The impact of inflation on the costs of the Company, and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company's operations over the past year and, the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Other.

     The Company does not provide post-retirement or post-employment benefits requiring charges under Statements of Financial Accounting Standards No. 106 and No. 112.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include:
(a) use of estimates in the preparation of financial statements; (b) non-cash compensation valuation; and (c) revenue recognition. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

(a)  Use of Estimates in the Preparation of Financial Statements.

     The preparation of these financial statements requires the Company to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, the Company evaluates these estimates, including those related to revenue recognition and concentration of credit risk. The Company bases its estimates on historical experience and on various other assumptions that is believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions or conditions.

(b)  Stock-Based Compensation Arrangements.

     The Company intends to issue shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

(c)  Revenue Recognition.

     Sales of commercial products under long-term contracts and programs are recognized in the accounts as deliveries are made. The estimated sales value of fixed price contracts in process is recognized under the percentage-of-completion method of accounting in which the estimated sales value is determined on the basis of physical completion to date.

Forward Looking Statements.

     Information in this Form 10-KSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-KSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, statements regarding our growth, our need for future financing, our dependence on personnel, and our operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to market fluctuations and our ability to obtain future financing, and the risks set forth below under "Factors That May Affect Operating Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Consolidated financial statements as of and for the year ended December 31, 2004, and for the year ended December 31, 2003 (restated) are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and principal financial officer (controller), as appropriate, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal (chief) executive officer and principal financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal (chief) executive officer and principal financial officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

     Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

     There were no significant changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

ITEM 8B.  OTHER INFORMATION.

Subsequent Events.

     During January 2005, the Company issued 668,934 shares of common stock for services totalling $96,878.

     During January 2005, the Company granted options to purchase 269,650 shares of the Company's common stock pursuant to the Amended and Restated Employee Stock Incentive Plan. The options were immediately exercised.

     During February 2005, the Company issued 816,965 shares of common stock for services totalling $134,405.

     During March 2005, the Company issued 89,479 shares of common stock for services totalling $14,467.

     During April 2005, the Company received the preferred shares as discussed Part I, Item 5.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers.

     The names, ages, and respective positions of the directors and executive officers of the Company are set forth below. The directors named below will serve until the next annual meeting of our stockholders or until their successors are duly elected and have qualified. Directors are elected for a term until the next annual stockholders' meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

     There are no family relationships between any two or more of our directors or executive officers. There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management shareholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management shareholders that may directly or indirectly participate in or influence the management of our affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officers or directors of the Company.

     David E. Forbes was appointed to the board of directors in June 2002, and was appointed Secretary of the company. He resigned both positions in June 2003. On February 3, 2005, Al Youngs resigned as a director of the Company in order to take a consulting position.

(a)  James H. Alexander, President/Chief Executive Officer/Director.

     Mr. Alexander, age 67, has been President and Chief Executive Officer of the Company since February 18, 2000, the date that Isotec, Inc. became a wholly owned subsidiary of the Company. He was the founder of Isotec, Inc., a company engaged in the design, manufacture and installation of access control portals for the security markets involving weapons detection and asset protection, personnel and material, control for federal and state government, financial institutions, and business/commercial applications.

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

(b)  Willis J. Kollars, Secretary/Director.

     Mr. Kollars, age 61, was appointed to the board of directors in September 2002. He is currently an administrative hearing officer with the U. S. Department of Agriculture, National Appeals Division, having served in that position for past fourteen years. Mr. Kollars conducts administrative law hearings for the Secretary of Agriculture and currently hears appeals of adverse decisions rendered by 13 of the 29 agencies under the Secretary of Agriculture. He is retired from the U. S. Navy where he served for 25 years as a paralegal in the Judge Advocate General Corps (JAG). While with JAG, Mr. Kollars helped found the paralegal community for the U.S. Navy, developed curriculum for the training of paralegals, and authored six textbooks for use in the development of paralegals in all branches of military service. Mr. Kollars is a member of the National Association of Administrative Law Judges.

Compliance with Section 16(a) of the Exchange Act.

     Section 16(a) of the Exchange Act requires the Company's directors, certain officers and persons holding 10% or more of the Company's common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company's common stock with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal 2003 with respect to fiscal 2003, and certain written representations from executive officers and directors, the Company is aware the following reports were not timely filed: (a) a Form 4's for Mr. Alexander to cover a number of dispositions throughout the year and acquisitions of a number of restricted shares and options, including their exercise, during the year (a Form 5, which is also late, is being prepared for filing which will include some of the dispositions not already reported, as well as all the acquisitions); (b) Form 4's for Mr. Kollars to cover the acquisition on August 17, 2004 of 1,430,000 shares of common stock and their subsequent disposition (a Form 5, which is also late, is being prepared for filing); (c) Form 4's for Mr. Youngs to cover the acquisition on August 17, 2004 of 3,100,000 shares of common stock and their subsequent disposition (a Form 5, which is also late, is being prepared for filing to cover their disposition); and (d) Form 4's for Mr. Ferneau to cover options granted to purchase a total of 52,100 (5,210,000 pre-split) shares of common stock, and the exercise of the options and sale of the underlying stock (a Form 5, which is also late, is being prepared for filing). The Company is unaware that any other required reports were not timely filed.

Committees of the Board of Directors.

     The Company's compensation committee consists of Mr. Kollars. The compensation committee makes recommendation to the full board of directors regarding compensation issues, including any employment agreement with the company officers and directors (current Mr. Alexander is the only one who has such an agreement).

     The Company presently does not have a nominating committee, an executive committee of our board of directors, stock plan committee or any other committees, except for a Compensation Committee and an Audit Committee (see Item 14).

Code of Ethics.

     The Company has adopted a code of ethics that applies to the company's principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. See Exhibit 14.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table.

     The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's president. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2004 and the two prior fiscal years.



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying       LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs(1) payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
  (a)           (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)
James H.       2004     $85,250    -       -              $131,793    308,500          -         -
Alexander,     2003     $59,600    -       -                  -       200,000          -         -
President      2002     $32,500    -       -              $375,000     36,000          -         -

Paul M.
Labarile
secretary (1)  2002     $32,500    -       -                 -              -          -         -


(1) Mr. Labarile resigned as a director and an office effective on April 15, 2002.

(2) Amounts are post split. Of the 308,500 (30,850,000 pre-split) shares underlying the options granted in 2004, 136,000
(13,600,000 per-split) were in the name of Karen Alexander, an employee of the company and wife of Mr. Alexander. Of the 200,000 (20,000,000 pre-split) shares underlying the options granted in 2003, 100,000 (10,000,000 pre-split) were in the name of Ms. Alexander.

Individual Option/SAR Grants in Fiscal Year Ended December 31, 2004.



Name                     Number of           Percent of total         Exercise or          Expiration date
(a)                      securities           options/SARs            base price                (e)
                         underlying            granted to               ($/Sh)
                         options/SARs         employees in                (d)
                         granted (#)          fiscal year (1)
                             (b)(1)               (c)

James H. Alexander,        172,500               23.62%               65% of the            September 2014
President               17,250,000                                    closing
                        (pre-split)                                   price on the
                                                                        date of
                                                                        exercise

Karen Alexander            136,000               18.63%               65% of the           September 2014
                        13,600,000                                    closing
                        (pre-split)                                   price on the
                                                                      date of exercise


(1) Based on a total granted during the year of 730,350 (73,035,000 pre-split) under the Company's Amended and Restated Employee Stock Incentive Plan (Amendment No. 2).

Aggregated Option/SAR Exercises In Fiscal Year December 31, 2004 and Fiscal Year-End Option/SAR Values.



Name                        Shares acquired on      Value realized       Number of             Value of
(a)                            exercise (#)              ($)             securities            unexercised
                                   (b)                   (c)             underlying            in-the-money
                                                                         unexercised           options/SARs
                                                                         options/SARs          at FY-end
                                                                         at FY-end (#)             ($)
                                                                         Exercisable/          Exercisable/
                                                                         Unexercisable        Unexercisable
                                                                              (d)                  (e)
James H. Alexander,             172,500              $14,912 (1)            -                    -
President                    17,250,000
                             (pre-split)

Karen Alexander                 136,000              $13,530 (3)            -                    -
                             13,600,000
                             (pre-split)


(1) This figure is calculated by determining the difference between the fair market value of the securities underlying the options on the date of exercise and the exercise price of the options on the date of exercise (65% of the closing price on the date of exercise). These options were exercised in a cashless exercise and the underlying securities immediately sold.

(2) This figure is calculated by determining the difference between the fair market value of the securities underlying the options on the date of exercise and the exercise price of the options on the date of exercise (65% of the closing price on the date of exercise). These options were exercised in a cashless exercise and the underlying securities immediately sold.

Employment Agreement.

     On February 20, 2002, the Company entered into an employment agreement, as amended, with Mr. Alexander for the term of three years. See description of this agreement under "Certain Relationships and Related Transactions". On January 20, 2004, the Company further amended this employment agreement. See description of this agreement under "Certain Relationships and Related Transactions".

Other Compensation.

     (a) Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of the committees of the board of directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

     (b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2004 provided for or contributed to by the Company.

     (c) The Company has adopted various compensation plans for its directors, employees and consultants. The Company may pay compensation to officers and directors in the future under one or more of these plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of March 31, 2005 (10,165,891 issued and outstanding) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all directors and executive officers of the Company, individually and as a group. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by him. None of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations.

Title of Class    Name and Address of            Amount of      Percent of
                    Beneficial Owner             Beneficial       Class
                                                    Owner

Common Stock      James H. Alexander             274,873 (1)      2.70%
                  1400 West 122nd Avenue
                  Suite 104
                  Westminster, Colorado 80234

Common Stock      Willis J. Kollars               14,300          0.14%
                  1400 West 122nd Avenue
                  Suite 104
                  Westminster, Colorado 80234

Common Stock      Shares of all directors and    289,173         2.84%
                  executive officers
                  as a group (2 persons)

(1) This figure includes the combined holdings of James Alexander and his wife, Karen Alexander.

Securities Authorized for Issuance under Equity Compensation Plans.

     The Company has adopted four equity compensation plans (none of which has been approved by the Company's shareholders) as of December 31, 2004:

(a)  2002 Stock Compensation Plan.

     On December 16, 2002, the Company adopted the 2002 Stock Compensation Plan. The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining consultants and independent contractors for the company capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock. All 55,000,000 shares of common stock authorized under this plan have been registered Form S-8 filed with the SEC during December 2002. There were no options granted under the plan during the year ended December 31, 2004. As of December 31, 2004, there were 1,800,000 pre-split shares remaining to be issued

(b)  2002 Non-Employee Directors and Consultants Retainer Stock Plan.

     On September 12, 2002, the Company adopted the 2002 Non-Employee Directors and Consultants Retainer Stock Plan. The purposes of the plan were to enable the Company to promote the interests of the company by attracting and retaining consultants and independent contractors for the company capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock or stock options. All 80,000,000 shares of common stock authorized under this plan have been registered under a Form S-8 filed with the SEC during September 2002. As of December 31, 2003, all shares registered under this plan had been issued.

(c)  2003 Non-Qualified Stock Option Plan.

     On September 29, 2003, the Company adopted the 2003 Non-Qualified Stock Option Plan. This plan is intended to allow designated employees and non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives in order to serve the interests of the Company and its stockholders as it allows such persons greater personal financial interest in the Company, which is intended to stimulate efforts on the company's behalf, and to aid in the recruitment of employees. All 65,000,000 shares of common stock authorized under this plan have been registered under a Form S-8 filed with the SEC during October 2003. The options are exercisable at 65% of the fair market value of the Company's common stock on the date the stock option is granted. All options granted under the plan were immediately exercised during the year ended December 31, 2003 and there were no shares remaining to be issued as of that date.

(d)  2003 Consultants Stock Compensation Plan.

     On August 19, 2003, the Company adopted the 2003 Consultants Stock Compensation Plan. The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining consultants and independent contractors for the company capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock or stock options. All 75,000,000 shares of common stock authorized under this plan have been registered under a Form S-8 filed with the SEC during August 2003. There were no options granted under the plan during the year ended December 31, 2004. As of December 31, 2004, there were 13,000,000 shares of common stock remaining to be issued.

(e)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On January 5, 2001, the Company adopted the Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 5 to this plan on December 1, 2004). The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining consultants and independent contractors for the company capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock or stock options. As of December 31, 2004, all 289,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC (the most recent being in December 2004). As of December 31, 2004, 124,549,857 shares of common stock remain to be issued.

(f)  Employee Stock Incentive Plan.

     On January 22, 2001, the Company adopted an Employee Stock Incentive Plan (the Company adopted Amendment No. 2 to this plan on July 15, 2004). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. All 110,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC (the most recent being in August 2004). The options are exercisable at 65% of the fair market value of the Company's common stock on the date the stock option is granted. As of December 31, 2004, there were 2,696,500 shares remaining to be issued.



                                    Equity Compensation Plan Information
                                            December 31, 2004
                                                                                 Number of
                                                                                 securities
                                                                                 remaining
                                 Number of                                   available for future
                              securities to be                                  issuance under
                                 issued up               Weighted-average           equity
                               exercise of             exercise price of         compensation
                               outstanding               outstanding            plan (excluding
                             options, warrants         options, warrants      securities reflected
                               and rights                 and rights             in column (a)
Plan category                     (a)                       (b)                      (c)
Equity compensation plans
approved by security holders    0                       0                          0

Equity compensation plans
not approved by security
holders                         0                       0                     2002 Stock Compensation
                                                                              Plan: 1,800,000; 2002
                                                                              Consultants Stock Plan: 0
                                                                              2003 Stock Option Plan: 0;
                                                                              2003 Consultants Stock Plan:
                                                                              13,000,000; Directors and
                                                                              Consultants Stock Plan:
                                                                              124,549,857; Employee Stock
                                                                              Plan: 2,969,500

Total                           0                       0                     2002 Stock Compensation Plan:
                                                                              1,800,000; 2002
                                                                              Consultants Stock
                                                                              Plan: 0; 2003 Stock
                                                                              Option Plan: 0; 2003
                                                                              Consultants Stock
                                                                              Plan: 13,000,000;
                                                                              Directors and
                                                                              Consultants Stock
                                                                              Plan: 124,549,857;
                                                                              Employee Stock Plan:
                                                                              2,969,500


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater shareholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a) On February 20, 2002, the Company entered into an employment agreement, as amended, with Mr. Alexander for the term of three years. Under the terms of this agreement, the company agrees to pay the following compensation:

     A fixed salary in the amount of $180,000 per year, paid consistent with the standard payroll practices of the Company in place, as may be adjusted from time-to-time by the board of directors in its discretion. The fixed salary is payable in cash or in Company common stock which has been registered on Form S-8. This salary is to be reviewed from time to time during the term of this agreement by the board of directors or any compensation and benefits committee of the board. In addition, Mr. Alexander is to be issued: (a) 14,400,000 shares of the Company's common stock pursuant to the terms of the Employee Stock Purchase Plan to be adopted by the company and registered under a Form S-8. These shares shall vest in equal instalments of 1,200,000 shares quarterly over the three-year term; and (b) 15,000,000 restricted shares of common stock. Also, Mr. Alexander, his dependents and beneficiaries are entitled to participate in any pension, profit sharing, medical reimbursement, insurance or other employee payment or benefit plan of the Company as may be in effect from time to time, subject to the participation standards and other terms thereof, to the same extent as other officers under the benefit practices of the Company. Finally, Mr. Alexander is entitled to receive 15% of the Company's net profits.
Mr. Alexander received the 150,000 (15,000,000 pre-split) shares specified in the agreement in 2002.

     On January 20, 2004, the Company further amended this employment agreement to provide that the term of the agreement is to terminate on February 20, 2007. In addition, the following compensation has been amended: (1) salary was reduced to $120,000 per year; (2) Mr. Alexander is to be paid a bonus from time-to-time based on performance of the executive; and (3) Mr. Alexander is to be paid a total of 24,000,000 shares of the common stock of the Company pursuant to the terms of an Employee Stock Purchase Plan (ESSP) to be adopted by the Company and registered under Form S-8 (these shares shall vest in equal instalments, 1,200,000 shares quarterly over the five year term.

     (b) In June 2003, the Company issued 12,000 (1,200,000 pre-split) free trading shares of common stock registered under Form S-8 to Mr. Forbes, a former director, as compensation for serving as a director of the Company.

     (c) In July 2003, the Company issued 24,000 (2,400,000 pre-split) free trading shares of common stock registered under Form S-8 to Mr. Ferneau as compensation for serving as a director of the Company.

     (d) In September 2003, the Company granted to Mr. Alexander an option to purchase 100,000 (10,000,000 pre-split) shares of the company's common stock under the company's 2003 Non-Qualified Stock Option Plan. From October 2003 to December 2003, he exercised this option at 65% of the closing price on the date of exercise.

     (e) In September 2003, the Company granted to Karen Alexander, an employee of the company and wife of Mr. Alexander, an option to purchase 100,000 (10,000,000 pre-split) shares of the company's common stock under the company's 2003 Non-Qualified Stock Option Plan. In October and November 2003, she exercised this option at 65% of the closing price on the date of exercise.

     (f) In February 2004, Mr. Alexander received a total of 292,873 (29,287,333 pre-split) restricted shares of common stock in payment for accrued salaries owed by the Company. These shares were valued at $131,793.

     (g) In August 2004, Thomas Ferneau, the Company's former Chief Financial Officer, was issued 1,000 (100,000 pre-split) shares of restricted common stock as payment for expenses. These shares were valued at $270.

     (h) In August 2004, Al Youngs, a former director of the Company, was issued 31,000 (3,100,000 pre-split) shares of restricted common stock as payment for services rendered to the Company. These shares were valued at $8,370.

     (i) In August 2004, Willis Kollars, a current director of the Company, was issued 14,300 (1,430,000 pre-split) shares of restricted common stock as payment for services rendered to the Company. These shares were valued at $3,861.

     (j) In September, October, and December 2004, the Company granted to Mr. Alexander options to purchase a total of 172,500
(17,250,000 pre-split) shares of the company's common stock under the Company's Amended and Restated Employee Stock Incentive Plan
(Amendment No. 2). These options were immediately exercised at 65% of the closing price on the date of exercise.

     (k) In September and October 2004, the Company granted to Ms. Alexander options to purchase a total of 136,000 (13,600,000 pre-split) shares of the Company's common stock under the Company's Amended and Restated Employee Stock Incentive Plan (Amendment No. 2). These options were immediately exercised at 65% of the closing price on the date of exercise.

     (l) In August, September, and October 2004, the Company granted to Tom Ferneau (the former chief financial officer) options to purchase a total of 52,100 (5,210,000 pre-split) shares of the company's common stock under the Company's Amended and Restated Employee Stock Incentive Plan (Amendment No. 2). These options were immediately exercised at 65% of the closing price on the date of exercise.

     For each of the transactions noted above, the transaction was negotiated, on the part of the Company, on the basis of what is in the best interests of the Company and its shareholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

     Certain of our officers and directors are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and such officers and directors. The Company will attempt to resolve such conflicts of interest in our favor.

ITEM 13.  EXHIBITS.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by Michael Johnson & Co., LLC and L.L. Bradford & Company, LLC (collectively, "Accountants") for the audit of the Company's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2004:
$12,702; and 2003: $10,000.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountants that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountants for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountants, other than the services reported above: $0.

Audit Committee.

     The Company's audit committee consists of Willis J. Kollars, who is an independent director. The audit committee has not adopted a written charter. The Company's board of directors has determined that the company does not have an audit committee financial expert serving on its audit committee; the company has been unable to secure the services of such a person but is actively seeking one.

     The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Company's board of directors and report the result of their activities to the board. Such responsibilities include, are not limited to, the selection, and if necessary the replacement, of the Company's independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

     The Company's policy is to pre-approve all audit and permissible non-audit services provided by the independent auditors. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent auditors and management are required to periodically report to the audit committee regarding the extent of services provided by the independent auditors in accordance with this pre-approval, and the fees for the services performed to date. The audit committee may also pre-approve particular services on a case-by-case basis.

                                SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       World Am, Inc.


Dated: April 20, 2005                  By: /s/ James H. Alexander
                                       James H. Alexander
                                       President/Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                    Title                             Date

/s/ James H. Alexander      President/Chief Executive       April 20, 2005
James H. Alexander          Officer/Director

/s/ Willis J. Kollars       Secretary/Director              April 20, 2005
Willis J. Kollars

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
World Am, Inc. (formerly World Am Communications, Inc.)
Westminster, Colorado

We have audited the accompanying consolidated balance sheet of World Am, Inc. (formerly World Am Communications, Inc.) as of December 31, 2004, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the year ended December 31, 2004 and 2003 (restated). These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.
An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Am, Inc. as of December 31, 2004, and the results of its activities and cash flows for the years ended December 31, 2004 and 2003 (restated) in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/  L.L. Bradford & Company, LLC
March 21, 2005
(except for Note 14, as to which the date is April 6, 2005)
Las Vegas, Nevada


                               WORLD-AM, INC.
                (formerly World Am Communications, Inc.)
                           CONSOLIDATED BALANCE SHEET
                               DECEMBER 31, 2004

                                     ASSETS

Current assets
Cash                                                              $   37,995
Accounts receivable, net                                              30,589
Inventory                                                             29,123

Total current assets                                                  97,707

Fixed assets, net                                                     19,912

Other assets                                                             650

Total assets                                                         118,269

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities                             115,167
Due to stockholders                                                  293,905
Payroll taxes payable                                                264,600
Line of credit                                                         4,850
Notes payable                                                         11,000
Capital lease obligation                                              11,139

Total current liabilities                                            700,661

Total liabilities                                                    700,661

Commitments and contingencies                                             --

Stockholders' deficit
Class A preferred stock; $0.0001 par value;
40,000,000 shares
authorized 1,370 shares issued and no
shares outstanding                                                        --

Class B preferred stock; $0.0001 par value;
40,000,000 shares
authorized no shares issued and outstanding                               --

Common stock; $0.0001 par value;
1,500,000,000 shares authorized
8,321,053 shares issued and outstanding                                  832

Additional paid-in capital                                         8,590,858

Receivable related to issuance of common stock                      (220,000)

Accumulated deficit                                               (8,954,082)

Total stockholders' deficit                                         (582,392)

Total liabilities and stockholders' deficit                          118,269

                    See accompanying notes to financial statements


                                    WORLD-AM, INC.
                       (formerly World Am Communications, Inc.)
                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                For the Year Ended December 31,
                                                    2004              2003
                                                                   (Restated)

Revenues                                           $   466,603      $  654,726

Cost of revenues                                       475,710         623,148

Gross profit (loss)                                     (9,107)         31,578

Operating expenses
General and administrative                             719,215         576,046
Professional and consulting                            942,409         549,607
Salaries and wages                                     187,800         164,277
Bad debt                                                    --           5,750
Total operating expenses                             1,849,424       1,295,680

Loss from operations                                (1,858,531)     (1,264,102)

Other income (expense)
Other income                                                76          28,741
Interest expense                                        (1,487)             --

Total other income (expense)                            (1,411)         28,741

Net loss                                            (1,859,942)     (1,235,361)

Basic and diluted loss per common share                  (0.32)          (0.24)

Basic and diluted weighted average common
shares outstanding                                   5,778,989       5,046,960

                   See accompanying notes to financial statements


                                   WORLD-AM, INC.
                     (formerly World Am Communications, Inc.)
                   CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT



                                                                                   Receivables
                                                        Additional     Prepaid      Related to                        Total
                                 Common Stock            Paid-In      Consulting    Issuance of     Accumulated    Stockholders'
                             Shares          Amount      Capital      Services      Common Stock       Deficit         Defici
Balance,
December 31, 2002            6,797,359      $     680   $ 5,623,975   $       --    $        --     $(5,858,779)   $   (234,124)

Common stock issued
for services                 1,055,100            106       518,803           --             --             --         518,909
for prepaid services,
$0.0049 per share

Options granted to
employees for services              --             --       137,048           --             --             --         137,048

Exercise of employee
stock options                  650,000             65       254,454           --             --             --         254,519

Options granted to
consultants for services            --             --       199,657           --             --             --         199,657

Exercise of consultant
stock options                1,152,000            115       437,536           --       (120,000)            --         317,651

Cancellation of common
stock previously
issued for services         (5,000,000)          (500)      (49,500)          --             --             --         (50,000)

Net loss                            --             --            --           --             --      (1,235,361)    (1,235,361)

Balance,
December 31, 2003
(RESTATED)                   4,654,459            466     7,121,973           --       (120,000)     (7,094,140)       (91,701)

Exercise of employee stock
options                        730,350             73        94,906           --             --              --         94,979

Common stock issued for
prepaid services               418,500             42       265,508     (265,550)            --              --             --

Common stock issued for
salary                         292,873             29       131,764           --             --              --        131,793

Common stock issued to
directors for services          76,370              7        20,613           --             --              --         20,620

Common stock issued for
services                     1,948,501            195       675,548           --             --              --        675,743

Common stock issued for
receivable                     200,000             20       219,980           --       (220,000)             --             --

Options granted to
employees for services              --             --        60,566           --             --              --         60,566

Cash received for receivable
related to 2003
exercise of consulting
stock options                       --             --            --           --         120,000             --        120,000

Current period amortization of
prepaid services                    --             --            --      265,550              --             --        265,550

Net loss                            --             --            --           --              --     (1,859,942)    (1,859,942)

Balance, December 31, 2004   8,321,053            832     8,590,858           --        (220,000)    (8,954,082)      (582,392)



                    See accompanying notes to financial statements


                                 WORLD-AM, INC.
                     (formerly World Am Communications, Inc.)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Year Ended December 31,
                                                   2004               2003
                                                                    (Restated)

Cash flows from operating activities:
Net loss                                           $ (1,859,942)   $(1,235,361)

Adjustments to reconcile net loss to net
 cash used in operating activities:
Depreciation                                              1,941          2,458
Bad debt                                                     --          5,750
Stock based compensation                                888,722        855,614
Amortization of prepaid service related to
issuance of common stock                                265,550             --
Disposal of assets                                           --          3,763

Changes in operating assets and
liabilities:

Change in accounts receivable, net                       36,539        (60,113)
Change in inventory                                      (3,002)       (19,520)
Change in other assets                                    3,114         (7,202)
Change in accounts payable and accrued liabilities      (75,392)       107,615
Change in taxes payable                                  59,862             --
Net cash used in operating activities                  (682,608)      (346,996)

Cash flows from investing activities:
Purchase of fixed assets                                 (2,394)            --
Net cash used in investing activities                    (2,394)            --

Cash flows from financing activities:
Change in due to related parties                        293,905             --
Proceeds from exercise of employee options               94,979        254,519
Proceeds from exercise of consulting options                 --        317,651
Proceeds (payments) from line of credit                    (505)        (1,311)
Proceeds from note payable                                   --             --
Proceeds related to stock options exercised in
2003 recorded as receivable related to
the issuance of common stock                            120,000             --

Principal payments on note payable                      (12,000)       (20,205)
Assumption of capital lease obligation                       --             --
Principal payments on capital lease obligations          (2,451)            --
Net cash provided by financing activities               493,928        550,654

Net change in cash                                     (191,074)       203,658

Cash, beginning of period                               229,069         25,411

Cash, end of period                                      37,995        229,069

Supplemental disclosure of cash flow information:
Cash paid for income taxes                                   --             --

Cash paid for interest                                      336             --

Schedule of non-cash operating, investing and financing
 activities:
Issuance of 250,000 shares of common
stock in relation to
consulting stock options exercised
in 2003 recorded as
receivable related to the issuance
of common stock                                              --       120,000

Note payable assumed in relation to
dismissal of action                                          --        30,000

Assumption of capital lease obligation                   13,590            --

Issuance of 418,500 shares of common
stock for prepaid                                       265,550            --
services

Issuance of 200,000 shares of common
stock for receivable                                    220,000            --

                   See accompanying notes to financial statements


                               WORLD AM, INC.
                (formerly World Am Communications, Inc.)
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - DESCRIPTION OF BUSINESS, HISTORY, AND SUMMARY OF SIGNIFICANT POLICIES

Description of Business - World Am, Inc. (formerly World Am Communications, Inc.) ("Company") was incorporated in the state of Florida on July 1, 1994 under the name of Bedroc's of Brandon, Inc. The Company changed its name to World-Am Communications on September 16, 1998 and then to World Am, Inc. on August 2, 2004. The Company's primary business operations are carried on at this time through its wholly owned subsidiary, Isotec, Inc., the acquisition of which was finalized in February 2000. Isotec is a designer, developer, and manufacture of Automated Passage Control, security and surveillance products using computer integrated video and beam technology products for traffic control and access.

History - The Company commenced operations in January 1995 as a family restaurant in Brandon, Florida. In September 1996, the restaurant closed for renovations and reopened in August 1997. In March 1998, the Company discontinued the restaurant operations (its only business segment) and wrote-off the net book value of the restaurant property and equipment.

In February 2000, the Company acquired all of the outstanding stock of Isotec, Inc. accounted for using the purchase method of accounting. Isotec became the Company wholly owned subsidiary. In May 2000, the Company acquired Allmon Corporation, a Delaware corporation, by the purchase method. Allmon Corporation was a development stage company formed on March 6, 2000. At the time of purchase, Allmon had no operations.

With the filing of Articles of Merger with the Nevada Secretary of State, the Company changed its domicile from Florida to Nevada. This occurred after the old company and the new Nevada corporation had entered into an Agreement and Plan of Merger.

Going Concern - The Company incurred a net loss of approximately $1,860,000 and $1,235,000 (restated) for the years ended December 31, 2004 and 2003. The Company's current liabilities exceed its current assets by approximately $603,000. The accumulated deficit was approximately $8,954,000 as of December 31, 2004. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has plans to promote its services, gain clients and expand its relationships with current clients. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

Amended Articles of Incorporation - A Certificate of Amendment to Articles of Incorporation, dated August 20, 2002, added to the authorized stock 80,000,000 shares of preferred stock: 40,000,000 shares of Class A Preferred Stock, $0.0001 par value, and 40,000,000 shares of Class B Preferred Stock, $0.0001 par value. A Certificate of Amendment to Articles of Incorporation, dated December 20, 2002, increased the authorized limit of common stock to 800,000,000 shares. A Certificate of Amendment to Articles of Incorporation, dated December 1, 2004, increased the authorized limit of common stock to 1,500,000,000 shares.

Stock Splits - In January 2000, the Company had a four-to-one reverse split of common shares authorized and outstanding. In October 2000, the Company had a thirty-to-one reverse split of common shares authorized and outstanding. In January 2005, the Company had a 100-to-one reverse split of common shares authorized and outstanding. All share and per share amounts in the accompanying financial statements of the Company and notes thereto, have been retroactively adjusted to give effect to the stock splits.

Principals of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, Isotec, Inc., and
Technology Development International, Inc. ("TDI").  TDI is a dormant entity with no assets, liabilities, or operations as of December 31,
2004 and for the years ended December 31, 2004 and 2003.    All
significant intercompany transactions have been eliminated in consolidation.

Concentration - The Company is dependent upon the federal government and six dealers for all of its business.

Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United
States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Reclassification - The financial statements from 2003 reflect certain reclassifications, which have no effect on net income, to conform to classifications in the current year.

Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of raw materials as well as finished goods held for sale.
The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

Fixed Assets - Fixed assets are stated at cost less accumulated depreciation. Depreciation is provided principally on the straight-line method over the estimated useful lives of the assets that is primarily 3 years. The cost of repairs and maintenance is charged to expense as incurred. Expenditures for property betterments and renewals are capitalized. Upon sale or other disposition of a depreciable asset, cost and accumulated depreciation are removed from the accounts and any gain or loss is reflected in other income (expense).

The Company periodically evaluates whether events and circumstances have occurred that may warrant revision of the estimated useful life of fixed assets or whether the remaining balance of fixed assets should be evaluated for possible impairment. The Company uses an estimate of the related undiscounted cash flows over the remaining life of the fixed assets in measuring their recoverability.

Research and Development Costs - Research and development expenditures are charged to expenses as incurred. Research and development costs expensed for the years ended December 31, 2004 and 2003 approximated $2,500 and $22,500, respectively.

Advertising and Marketing Costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred. Advertising expenses was $1,821 and $1,526 for the years ended December 31, 2004 and 2003, respectively.

Fair Value of Financial Instruments - The carrying values of the
Company's financial instruments approximate their fair value due to their short-term nature.

Income Taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 2004, the Company has available net operating loss carryforwards that will expire in various periods through 2024. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive Loss - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

Segment Information - The Company discloses segment information in accordance with Statement of Financial Accounting Standards ("SFAS") No. 131, "Disclosures about Segments of an Enterprise and Related
Information," which uses the management approach to determine reportable segments. The Company operates under one segment.

Stock-Based Compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB Opinion No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies SFAS No. 123, "Accounting for Stock-Based Compensation". SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

The fair value under SFAS No. 123 is the same as the value as calculated under APB Opinion No. 25 due to the immediate conversion by employees upon grant of options.

Net Loss Per Common Share - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the years ended December 31, 2004 and 2003 and for the period from December 20, 2002 (inception) through December 31, 2004, no shares were excluded from the computation of diluted earnings per share because their effect would be antidilutive. Net loss per share for the years ended December 31, 2004 and 2003 reflect the 100-to-1 reverse stock split that occurred during January 2005.

New Accounting Pronouncements - During December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities." Interpretation No. 46(R) clarified the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective March 31, 2004, we adopted Interpretation No. 46(R). The implementation of Interpretation No. 46(R) did not have a material effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133, (2) in connection with other board projects dealing with financial instruments, and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material effect on the Company's financial statements.

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. In addition, the statement requires an issuer to classify certain instruments with specific characteristics described in it as liabilities. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The implementation of SFAS No. 150 did not have a material effect on the Company's financial statements.

In November 2004, the FASB issued SFAS No. 151, "Inventory Costs, An Amendment of ARB No. 43, Chapter 4." SFAS No. 151 amends the guidance in ARB No. 43, Chapter 4, "Inventory Pricing," to clarify the accounting for abnormal amounts of idle facility expense, handling costs and wasted material (spoilage). Among other provisions, the new rule requires that such items be recognized as current-period charges, regardless of whether they meet the criterion of "so abnormal" as stated in ARB No. 43. SFAS No. 151 is effective for fiscal years beginning after June 15, 2005. The Company does not expect that adoption of SFAS No. 151 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.

In December 2004, the FASB issued SFAS No. 153, "Exchanges of Nonmonetary Assets, An Amendment of APB No. 29, Accounting for Nonmonetary Transactions." SFAS No. 153 requires exchanges of productive assets to be accounted for at fair value, rather than at carryover basis, unless (1) neither the asset received nor the asset surrendered has a fair value that is determinable within reasonable limits or (2) the transactions lack commercial substance. SFAS No. 153 is effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. The Company does not expect the adoption of this standard to have a material effect on its financial position, results of operations or cash flows.

In December 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is evaluating SFAS No. 123R and believes it may have a material effect on the Company's financial statements.

NOTE 2 - INVENTORY

Inventory totaling $29,123 consists of finished goods.

NOTE 3 - FIXED ASSETS

Fixed assets consist of the following as of December 31, 2004:

Furniture and equipment                       $   29,528
Less: accumulated depreciation                     9,616

                                              $   19,912

NOTE 4 - DUE TO STOCKHOLDERS

Due to stockholder totaling $293,905 as of December 31, 2004 consist of unreimbursed expenses and accrued wages to various stockholders and employees, including $220,285 that is owed to the Company's President and Chief Executive Officer for accrued salary.

NOTE 5 - PAYROLL TAXES PAYABLE

As of December 31, 2004, payroll taxes payable consists of late payroll taxes for both payroll and stock option activity totalling $264,600.

NOTE 6 - LINE OF CREDIT

The Company has a line of credit through a credit card company with a credit line up to $8,260 with an annual variable rate (currently
24.91%). As of December 31, 2004, the balance on the line of credit totalled $4,850.

NOTE 7 - NOTES PAYABLE

During December 2002, an entity filed a complaint against the Company alleging defaults of contractual obligations and non-payment of debt in connection with services alleged to have been performed by the entity. In June 2003, a settlement was reached whereby the Company entered into a promissory note agreement totalling $30,000 with the entity. The note is unsecured, bears no interest (1.25% interest in the event of default), is payable in monthly principal only installments of $1,000, and matures December 2005. As of December 31, 2004 the balance totals $11,000.

NOTE 8 - CAPITAL LEASE OBLIGATION

The Company is obligated under a capital lease for manufacturing equipment. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The capital lease obligation totaling $11,575 requires twelve minimum monthly lease payments of $425 and a final payment of $9,450, with an imputed interest rate of 8.5%. The future minimum lease payments required under the capital lease obligation as of December 31, 2004, are as follows:

2005                                         $  11,575
Less: amount representing interest                 436

Present value of minimum lease payments      $  11,139

Equipment leased under this capital lease totals $12,505, which is net of accumulated depreciation totaling $1,085.

NOTE 9 - PREFERRED STOCK

During June 2004, the Company entered into a loan agreement with a lender whereby the lender agreed to use its best efforts to provide the Company a loan in the maximum amount of $2,000,000 subject to certain terms and conditions. The Company agreed to issue 1,370 shares of Class A Preferred stock that is convertible to common stock at a ratio of 1-to-1,000,000 as collateral on the loan. The shares were issued in June 2004. The lender did not fund the loan and accordingly, the Company provided a written demand for the return of the shares, as provided in the loan agreement. As of December 31, 2004, the Company had not received the shares. As the shares were issued as collateral, the Company recorded the shares as issued but not outstanding as of December 31, 2004.

NOTE 10 - COMMON STOCK

During 2003, the Company issued 1,055,100 shares of common stock for services totalling $518,909.

During 2003, the Company received and cancelled 5,000,000 shares of common stock previously issued for services in prior years.

During January 2004, the Company issued 30,000 shares of common stock for prepaid services totalling $14,700, all of which have been expensed as of December 31, 2004.

During February 2004, the Company issued 292,873 shares of common stock to the Company's President and Chief executive officer, as well as a stockholder, for salaries totalling $131,793.

During February 2004, the Company issued 118,000 shares of common stock for prepaid services totalling $53,100, all of which have been expensed as of December 31, 2004.

During February 2004, the Company issued 55,000 shares of common stock for services totalling $19,250.

During March 2004, the Company issued 80,000 shares of common stock for prepaid services totalling $50,400, all of which have been expensed as of December 31, 2004.

During March 2004, the Company issued 100,000 shares of common stock for services totalling $63,000.

During April 2004, the Company issued 80,500 shares of common stock for prepaid services totalling $88,550, all of which have been expensed as of December 31, 2004.

During May 2004, the Company issued 30,000 shares of common stock for services totalling $14,400.

During June 2004, the Company issued 110,000 shares of common stock for prepaid services totalling $58,800, all of which have been expensed as of December 31, 2004.

During June 2004, the Company issued 654,072 shares of common stock for services totalling $340,117.

During July 2004, the Company issued 57,449 shares of common stock for services totalling $20,992.

During August 2004, the Company issued 76,370 shares of common stock for board of director services totalling $20,620.

During August 2004, the Company issued 113,176 shares of common stock for services totalling $27,333.

During September 2004, the Company issued 194,422 shares of common stock for services totalling $51,149.

During October 2004, the Company issued 221,507 shares of common stock for services totalling $51,609.

During November 2004, the Company issued 344,275 shares of common stock for services totaling $62,889.

During December 2004, the Company issued 178,600 shares of common stock for services totaling $25,004.

NOTE 11 - STOCK COMPENSATION PLANS

2002 Stock Compensation Plan - During December 2002, the Company adopted the 2002 Stock Compensation Plan. The purposes of the plan are to enable the Company to promote the interests of the company by attracting and retaining consultants and independent contractors for the company capable of furthering the business of the company and by aligning their economic interests more closely with those of the Company's shareholders, by paying their retainer or fees in the form of shares of common stock. All 55,000,000 shares of common stock authorized under this plan have been registered Form S-8 filed with the SEC during December 2002. Terms of the options are determined at the date of grant. During the year ended December 31, 2003, the Company granted 532,000 (53,200,000 pre-split) options that were immediately exercised during 2003 whereby the Company recorded the value of the grants at $133,109 and received cash totalling $173,326. There were no options granted under the plan during the year ended December 31, 2004. As of December 31, 2004, there were 1,800,000 shares remaining to be issued under this plan

2002 Non-Employee Directors and Consultants Retainer Stock Plan - During September 2002, the Company adopted the 2002 Non-Employee Directors and Consultants Retainer Stock Plan. The purposes of the plan were to enable the Registrant to promote the interests of the company by attracting and retaining consultants and independent contractors for the company capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock or stock options. All 80,000,000 shares of common stock authorized under this plan have been registered under a Form S-8 filed with the SEC during September 2002. As of December 31, 2003, all shares registered under this plan had been issued.

2003 Non-Qualified Stock Option Plan - During September 2003, the Company adopted the 2003 Non-Qualified Stock Option Plan. This plan is intended to allow designated employees and non-employees of the Company to receive options to purchase the Company's common stock.
The purpose of this plan is to provide these persons with equity-based compensation incentives in order to serve the interests of the Company and its stockholders as it allows such persons greater personal financial interest in the Company, which is intended to stimulate efforts on the Company's behalf, and to aid in the recruitment of employees. All 65,000,000 shares of common stock authorized under this plan have been registered under a Form S-8 filed with the SEC during October 2003. The options are exercisable at 65% of the fair market value of the Company's common stock on the date the stock option is granted. All options granted under the plan were immediately exercised during the year ended December 31, 2003 and there were no shares remaining to be issued as of that date; the Company recorded the value of the grants at $137,048 and received cash totalling $254,519.

2003 Consultants Stock Compensation Plan - During August 2003, the Company adopted the 2003 Consultants Stock Compensation Plan. The purposes of this plan is to enable the Company to promote the interests of the company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's shareholders, by paying their retainer or fees in the form of shares of common stock or stock options. All 75,000,000 shares of common stock authorized under this plan have been registered under a Form S-8 filed with the SEC during August 2003. During the year ended December 31, 2003, the Company granted 620,000 (62,000,000 pre-split) options that were immediately exercised during 2003 whereby the Company recorded the value of the grants at $66,548 and received cash totalling $264,325. There were no options granted under the plan during the year ended December 31, 2004. As of December 31, 2004, there were 13,000,000 shares of common stock remaining to be issued under this plan.

Non-Employee Directors and Consultants Retainer Stock Plan - During December 2004, the Company adopted the Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No.
5). The purposes of the plan are to enable the Registrant to promote the interests of the company by attracting and retaining consultants and independent contractors for the company capable of furthering the business of the company and by aligning their economic interests more closely with those of the company's shareholders, by paying their retainer or fees in the form of shares of common stock or stock options. As of December 31, 2004, all 289,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC (the most recent being in December
2004). As of December 31, 2004, 124,549,857 shares of common stock remain to be issued under this plan.

Employee Stock Incentive Plan - During July 2004, the Company adopted the Amended and Restated Employee Stock Incentive Plan (Amendment No.
2). This plan is intended to allow designated officers and employees of the Company to receive options to purchase the Company's common stock. The purpose of this plan is to provide the officers and employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain Employees of exceptional ability. All 110,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC (the most recent being in August 2004). The options are exercisable at 65% of the fair market value of the Company's common stock on the date the stock option is granted.
During 2004, the Company granted options for the purchase of 730,350 (73,035,000 pre-split) shares of common stock under the plan that were immediately exercised during 2004 whereby the Company recorded the value of the grant at $60,566 and received cash totaling $94,979. As of December 31, 2004, there were 2,696,500 shares remaining to be issued under this plan.

NOTE 12 - RECEIVABLES RELATED TO ISSUANCE OF COMMON STOCK

Option Exercise - During November 2003, two consultants exercised options to purchase 250,000 shares of the Company's common stock for $120,000. The Company issued the stock in November 2003 prior to the receipt of cash. Accordingly, the Company recorded a receivable related to the issuance of common stock for the $120,000, which was received during 2004.

Other - During May 2004, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with World Am Security Venture Company, Ltd. ("WSVC"), a privately held China corporation. Under the terms of the agreement, the Company will acquire all the outstanding shares of WSVC in exchange for 200,000 shares of the Company's common stock, and 100 shares of the Company's convertible preferred stock.
In addition, WSVC shall obtain the right to own or lease property and to carry on business. Further WSVC will invest up to $5,000,000 to acquire a new manufacturing plant and other facilities for the purpose of manufacturing authorized products of the Company. Failure to make this investment will be considered a breach of contract.

The Company issued the 200,000 shares of common stock in April 2004 required under the Exchange Agreement, however did not issue the 100 shares of convertible preferred stock. As of December 31, 2004, WSVC had established a business license, but had not completed the acquisition of a manufacturing plant and other facilities. Accordingly, the Company recorded a receivable totalling $220,000 in anticipation that the remaining terms of the Exchange Agreement would be fulfilled. As of December 31, 2004, the Company determined that WSVC would most likely be unable to fulfill the remaining terms. Accordingly the Company placed a stop on the 200,000 shares with their transfer agent and is currently seeking their return. Management feels the stop is sufficient to prevent transfer or sale of the stock and that, if necessary, legal action will result in the cancellation of the stock if they are not returned.

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company operates from two leased facilities under non-cancelable operating leases. The agreements call for annual base rent of $2,500 and $1,545, which increases on each anniversary of the respective leases. Rent expense totalled $76,318 and $52,810 for the years ended December 31, 2004 and 2003, respectively, and include various operating costs in addition to the base rent.

As of December 31, 2004, future minimum rental payments required under the operating leases are as follows:

2005     $  49,728
2006        24,208
Thereafter      --

         $ $73,936

Legal issues - A former employee of the Company filed a complaint alleging the employee was terminated without cause prior to the expiration of the term of the related employment contract. The case is currently in the preliminary discovery phase. Should the Company not prevail, the loss may be $240,000. Management is confident in the likelihood of a favorable outcome should the case proceed to trial and is contesting the case vigorously.

NOTE 14 - RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements management became aware that those financial statements did not reflect certain account balances properly for the year ended December 31, 2003. Properly accounting of these items in the revised financial statements has the following effect.



                                                    Year Ended         Year Ended        Restated
                                                     December          December          Increase
                                                     31, 2003          31, 2003          (Decrease)
                                                                      (Restated)
Revenues                                             $   654,726       $   654,726       $        --

Cost of revenues                                         623,148           623,148                --

Gross profit                                              31,578            31,578                --

Operating expense                                      1,989,475         1,295,680          (693,795)

Loss from operations                                  (1,957,897)       (1,264,102)          693,795

Other income                                             600,911            28,741          (572,170)

Net loss                                              (1,356,986)       (1,235,361)         (121,625)

Basic and diluted loss per common share                    (0.27)            (0.24)            (0.03)


For the year ended December 31, 2003, the change in the statement of operations was primarily related to an accounting error whereby the Company did not record the value of options granted which totalled $336,705. Additionally, the Company recorded the related exercise of these options as other income totaling $572,170 and the related issuance of common stock for the option exercise as an operating expense totaling $1,030,500. Accordingly, the net decrease in operating expenses was the result of reversing the stock as issued for services totaling $1,030,500 and recording the related value of the option grants totaling $336,705.

NOTE 15 - SUBSEQUENT EVENTS

During January 2005, the Company issued 668,934 shares of common stock for services totaling $96,878.

During January 2005, the Company granted options to purchase 269,650 shares of the Company's common stock pursuant to the Amended and Restated Employee Stock Incentive Plan. The options were immediately exercised.

During February 2005, the Company issued 816,965 shares of common stock for services totaling $134,405.

During March 2005, the Company issued 89,479 shares of common stock for services totaling $14,467.

During April 2005, the Company received the preferred shares as discussed in Note 9.

                                EXHIBIT INDEX

Number           Description

2.1 Agreement and Plan of Merger between the Company and Allmon Corporation, dated May 11, 2000 (incorporated by reference to Exhibit 2.1 of the Form 8-K12g-3 filed on May 16, 2000).

2.2     Stock Purchase Agreement between the Company, Isotec,
        Incorporated, and selling shareholders, dated February 22, 2000 (incorporated by reference to Exhibit 2.2 of the Form 10-QSB filed on May 21, 2001).

2.3     Share Exchange Agreement between the Company and World Am
        Security Venture Company, Ltd., dated May 18, 2004
        (incorporated by reference to Exhibit 2 of the Form 8-K filed on May 26, 2004).

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

4.3 Common Stock Purchase Agreement between the Company and Four Way Associates, Inc., dated June 1, 2001 (incorporated by reference to Exhibit 4.3 of the Form SB-2 filed on August
        28, 2001).

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

4.14 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 5), dated December 1,
        2004 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on December 13, 2004).

10.1    Employment Agreement between the Company and James
        Alexander, dated February 20, 2002 (incorporated by reference to Exhibit 10.4 of the Form 10-QSB filed on May
        14, 2002).

10.2 Amendment A to Employment Agreement between the Company and James Alexander, dated as of February 20, 2002 (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on April 11, 2003).

10.3 Amendment B to Employment Agreement between the Company and James Alexander, dated January 15, 2004 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB fled on April 20, 2004).

16 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on July 12, 2004).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 16, 2002).

23      Consent of Independent Registered Public Accounting Firm
        (filed herewith).

31      Rule 13a-14(a)/15d-14(a) Certification of James H. Alexander
        (filed herewith).

32      Section 1350 Certification of James H. Alexander (filed herewith).

99.1 Press release issued by the Company, dated October 7, 2003 (incorporated by reference to Exhibit 99 of the Form 8-K filed on December 30, 2003).

99.2 Text of press release issued by the Company, dated May 26, 2004 (incorporated by reference to Exhibit 99 of the Form 8-K filed on May 26, 2004).

99.3    Confirmation of Provisional Patent Application, dated
        September 2, 2004 (filed herewith).

99.4    Confirmation of Provisional Patent Application, dated
        September 2, 2004 (filed herewith).