Form 10QSB
period 2005-03-31
WORLD AM, INC.
filed 2005-05-25
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                                 Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
MARCH 31, 2005

                                           OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________


                             COMMISSION FILE NUMBER: 0-30639


                                    WORLD AM, INC.
                   (Exact Name of Company as Specified in its Charter)

                 Nevada                                   90-0142757
(State or Other Jurisdiction of Incorporation          (I.R.S. Employer
              or Organization)                          Identification No.)

       1400 West 122nd Avenue, Suite 104, Westminster, Colorado 80234
                      (Address of Principal Executive Offices)

                                   (303) 452-0022
                             (Company's Telephone Number)

        ______________________________________________________________
       (Former Name, Former Address, and Former Fiscal Year, if Changed
                               Since Last Report)

     Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements
for the past 90 days.  Yes     X       No            .

     As of March 31, 2005, the Company had 10,165,901 (1) shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes          No    X   .

(1) Adjusted for a one for one hundred reverse split of the common stock that was effective on January 21, 2005.

                              TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                       PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONDENSED CONSOLIDATED BALANCE
                  SHEET AS OF MARCH 31, 2005                            3

                  CONDENSED CONSOLIDATED STATEMENTS
                  OF OPERATIONS FOR THE THREE MONTHS
                  ENDED MARCH 31, 2005 AND MARCH 31, 2004               5

                  CONDENSED CONSOLIDATED STATEMENT
                  OF STOCKHOLDERS' DEFICIT FOR THE
                  THREE MONTHS ENDED MARCH 31, 2005                     6

                  CONDENSED CONSOLIDATED STATEMENTS
                  OF CASH FLOWS FOR THREE MONTHS ENDED
                  MARCH 31, 2005 AND MARCH 31, 2004                     8

                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                 10

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS        16

         ITEM 3.  CONTROLS AND PROCEDURES                              25

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                    26

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                       26

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                      27

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                  27

         ITEM 5.  OTHER INFORMATION                                    27

         ITEM 6.  EXHIBITS                                             29

SIGNATURE                                                              29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                               WORLD AM, INC.
                   CONDENSED CONSOLIDATED BALANCE SHEET
                              MARCH 31, 2005
                                (Unaudited)

                                   ASSETS

Current assets
Cash                                                            $    15,156
Accounts receivable, net                                             18,147
Inventory                                                            41,711

Total current assets                                                 75,014

Fixed assets, net                                                    19,855

Other assets                                                            650

Total assets                                                         95,519

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities                            123,330
Due to stockholders                                                 342,957
Payroll taxes payable                                               253,709
Line of credit                                                        7,222
Note payable                                                          8,000
Convertible note payable, net of discount of $15,897                 14,103
Capital lease obligation                                             10,093

Total current liabilities                                           759,414

Total liabilities                                                   759,414

Commitments and contingencies                                            --

Stockholders' deficit
Class A preferred stock; $0.0001 par value;
40,000,000 shares authorized 1,370 shares issued and no shares
outstanding                                                              --

Class B preferred stock; $0.0001 par value;
40,000,000 shares authorized no shares issued and outstanding            --

Common stock; $0.0001 par value; 1,500,000,000
shares authorized 10,165,901 (1) shares issued and outstanding        1,017

Additional paid-in capital                                        8,903,449

Receivable related to issuance of common stock                     (220,000)

Accumulated deficit                                              (9,348,361)

Total stockholders' deficit                                        (663,895)

Total liabilities and stockholders' deficit                          95,519

(1) Adjusted for a one for one hundred reverse split of the common stock that was effective on January 21, 2005.

The accompanying notes are an integral part of these financial statements


                                    WORLD AM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                    (Unaudited)

                                                   Three Months Ended March 31,
                                                       2005           2004
                                                                    (Restated)

Revenues                                            $  185,308     $  137,201

Cost of revenues                                       109,962         60,670

Gross profit                                            75,346         76,531

General and administrative                             458,346        478,944

Loss from operations                                  (383,000)      (402,413)

Other income (expense)
Other income                                             3,407          5,243
Interest income                                             --            128
Interest expense                                       (14,686)            --

Total other income (expense)                           (11,279)         5,371

Loss before provision for income taxes                (394,279)      (397,042)

Provision for income taxes                                  --             --

Net loss                                              (394,279)      (397,042)

Basic and diluted loss per common share                  (0.04)         (0.08)

Basic and diluted weighted average common
shares outstanding                                   9,585,651 (1) 5,055,041(1)

(1) Adjusted for a one for one hundred reverse split of the common stock that was effective on January 21, 2005.

The accompanying notes are an integral part of these financial statements


                                  WORLD AM, INC.
         CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                    (Unaudited)



                                                                                       Total
                     Common Stock           Additional     Other     Accumulated    Stockholders'
                  Shares (1)     Amount      Paid-in    Receivables    Deficit        Deficit
                                             Capital

Balance,
December 31, 2004   8,321,053    $    832    $ 8,590,858  $  (220,000)  $(8,954,082)  $   (582,392)

Common stock
issued in
January 2005
for services,
weighted
average
$0.14 per share       668,934          67         96,811           --            --         96,878

Common stock
issued in
February 2005
for services,
weighted
average
$0.16 per share       816,965          82        134,323           --            --        134,405

Common stock
issued in
March 2005
for services,
weighted
average
$0.16 per share        89,299           9         14,458           --            --         14,467

Exercise of
employee stock
options in
January 2005          269,650          27         23,031           --            --         23,058

Options granted
to employees
for services               --          --         13,968           --            --         13,968

Warrants recorded
as discount on
convertible note
payable                    --          --         30,000           --            --         30,000

Net loss                   --          --             --           --      (394,279)      (394,279)

Balance,
March 31, 2005
(Unaudited)        10,165,901       1,017      8,903,449     (220,000)   (9,348,361)      (663,895)


(1) Adjusted for a one for one hundred reverse split of the common stock that was effective on January 21, 2005.

The accompanying notes are an integral part of these financial statements


                                   WORLD AM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)

                                                   Three Months Ended March 31,
                                                       2005           2004
                                                                    (Restated)

Cash flows from operating activities:
Net loss                                            $  (394,279)   $  (397,042)

Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation                                              1,098            614

Stock issued for services                               259,718        332,343

Amortization of discount on convertible note payable     14,103             --

Changes in operating assets and liabilities:
Change in accounts receivable, net                       12,442         12,290

Change in inventory                                     (12,588)            --

Change in other assets                                       --           (374)

Change in accounts payable and accrued liabilities        8,163        (75,356)

Change in taxes payable                                 (10,891)        10,041

Net cash used in operating activities                  (122,234)      (117,484)

Cash flows from investing activities:
Purchase of fixed assets                                 (1,041)        (1,270)

Net cash used in investing activities                    (1,041)        (1,270)

Cash flows from financing activities:
Change in due to related parties                         49,052             --
Proceeds from exercise of employee options               23,058             --
Proceeds (payments) from line of credit                   2,372         (2,669)
Proceeds from convertible note payable                   30,000             --
Principal payments on note payable                       (3,000)         3,000)
Principal payments on capital lease obligations          (1,046)            --
Proceeds related to stock options exercised in 2003
recorded as receivable related to the
issuance of common stock                                     --         60,000

Net cash provided by financing activities               100,436         54,331

Net change in cash                                      (22,839)       (64,423)

Cash, beginning of period                                37,995        229,069

Cash, end of period                                      15,156        164,646

Supplemental disclosure of cash flow information:
Cash paid for income taxes                                   --             --
Cash paid for interest                                       --             --

Schedule of non-cash operating, investing
and financing activities:
Warrants recorded as discount on
convertible note payable                                 30,000             --

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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2005 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB for the year ended December 31, 2004 of the Company.

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

NOTE 2 - GOING CONCERN

The Company incurred a net loss of approximately $394,000 for the three months ended March 31, 2005 and the Company's current liabilities exceed its current assets by approximately $684,000. The accumulated deficit was approximately $9,348,000 as of March 31, 2005. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has plans to promote its services, gain clients and expand its relationships with current clients. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

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

Stock split - In January 2005, the Company did a 100-to-one reverse split of common shares authorized and outstanding. All share and per share amounts in the accompanying financial statements of the Company and notes thereto, have been retroactively adjusted to give effect to the stock splits.

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

NOTE 4 - INVENTORY

Inventory totaling $41,711 consists of finished goods.

NOTE 5 - DUE TO STOCKHOLDERS

Due to stockholder totaling $342,957 as of March 31, 2005 consist of unreimbursed expenses and accrued wages to various stockholders and employees.

NOTE 6 - PAYROLL TAXES PAYABLE

As of March 31, 2005, payroll taxes payable consists of late payroll taxes for both payroll and stock option activity totaling an estimated $253,700. The Company is attempting to fully resolve this payable to the Internal Revenue Service by the end of 2005.

NOTE 7 - LINE OF CREDIT

The Company has a line of credit through a credit card company with a credit line up to $8,260 with an annual variable rate
(24.91% at March 31, 2005). As of March 31, 2005, the balance on the line of credit totaled $7,222.

NOTE 8 - NOTE PAYABLE

In June 2003, pursuant to a dismissal of action by a certain individual, the Company entered into a promissory note agreement totaling $30,000 with the individual. The note is unsecured, bears no interest (1.25% interest in the event of default), is payable in monthly principal only installments of $1,000, and matures December 2005. As of March 31, 2005, the remaining portion of the note payable totals $8,000.

NOTE 9 - CONVERTIBLE NOTE PAYABLE

During February 2005, the Company issued a $30,000 convertible note payable to an individual. The convertible note payable matures during June 2005, is unsecured, and bearing interest at 10%. The note is convertible by the holder prior to maturity, in multiples of $1,000 principal amount, into shares of the Company's common stock. The number of shares of the Company's common stock shall be determined by dividing the principal amount to be converted by the lowest bid price of the Company's common stock during the 180-day period following the issuance of the note. In the event the holder converts prior to the end of the pricing period, the number of shares of the Company's common stock shall be determined by dividing the principal amount to be converted by the lowest reported bid price of the Company's common stock between the date of issuance of the note and date of conversion.

The holder of the convertible note also received a warrant to purchase shares of the Company's common stock that expire during February 2008. The number of shares to be received by the holder shall be determined by dividing the purchase price by the lowest bid price of the Company's common stock during the thirty day period following the pricing period. In the event the holder exercises prior to the end of the pricing period, the number of shares of the Company's common stock that may be acquired upon exercise of the warrant shall be determined by dividing the purchase price of the warrant by the lowest reported bid price of the Company's common stock between the date of grant and the date of exercise of the warrant. The Company recorded the value of the warrants totaling $10,000 as a discount on the convertible note payable ($15,897 net of accretion of $4,710) and is accreting the discount through the maturity date of the convertible note payable.

NOTE 10 - CAPITAL LEASE OBLIGATION

The Company is obligated under a capital lease for manufacturing equipment. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The capital lease obligation totaling $10,300 requires twelve minimum monthly lease payments of $425 and a final payment of $9,450, with an imputed interest rate of 8.5%. The future minimum lease payments required under the capital lease obligation as of March 31, 2005, are as follows:

April 1, 2005 through December 31, 2005                         $10,300
Less: amount representing interest                                  207

Present value of minimum lease payments                         $10,093

NOTE 11 - EMPLOYEE STOCK INCENTIVE PLAN

During July 2004, the Company adopted the Amended and Restated Employee Stock Incentive Plan (Amendment No. 2) ("Plan:"). The Plan is intended to allow designated officers and employees of the Company to receive options to purchase the Company's common stock. The purpose of this plan is to provide the officers and employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain Employees of exceptional ability. The Plan established an exercise price of 65% of the fair market value of the Company's common stock on the date the stock option is granted.

During the three months ended March 31, 2005, the Company granted options to purchase 269,650 shares of the Company's common stock valued at $13,968 under APB Opinion No.25. All options were immediately exercised for cash totaling $23,058.

NOTE 12 - PREFERRED STOCK

During June 2004, the Company entered into a loan agreement with Mercatus & Partners, LLC ("Lender") whereby the Lender agreed to use its best efforts to provide the Company a loan in the maximum amount of $2,000,000 subject to certain terms and conditions. The Company agreed to issue 1,370 shares of Class A Preferred stock that is convertible to common stock at a ratio of 1-to-1,000,000 as collateral on the loan. The shares were issued during June 2004 and recorded them as issued but not outstanding as of March 31, 2005. The lender did not fund the loan and accordingly, the Company provided a written demand for the return of the shares, as provided in the loan agreement. Subsequently, the shares were returned to the Company.

During May 2005, the Lender assigned all rights set forth in the loan agreement to Coldwater Capital Partners, LLC, including the 1,370 shares of Class A Preferred stock held as collateral on the loan. The Company has approved this assignment. Through the date of this filing, the Company has not received funding under the terms of this loan agreement.

NOTE 13 - RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2004, management became aware that those financial statements did not reflect certain account balances properly for the three months ended March 31, 2004. Properly accounting of these items in the revised financial statements has the following effect:



                                                    Three Months Ended     Three Months Ended     Restated
                                                     March 31, 2004          March 31, 2004       Increase
                                                                                 (Restated)      (Decrease)
Revenues                                               $  137,201               $  137,201      $       --

Cost of revenues                                           60,670                   60,670              --

Gross profit                                               76,531                   76,531              --

Operating expense                                         409,844                  478,944         (69,100)

Loss from operations                                     (333,313)                (402,413)        (69,100)

Other income                                                5,371                    5,371              --

Net loss                                                 (327,942)                (397,042)        (69,100)

Basic and diluted loss per common share                     (0.06)                   (0.08)          (0.02)


During 2003, shares of the Company's common stock issued for options exercised were recorded as operating expenses, as discussed in Footnote 14 to the financial statements included in Form 10-KSB for the year ended December 31, 2004. The cash consideration, totaling $60,000, for the shares issued was received during the three months ended March 31, 2004 and reported as a reduction to operating expenses. The restatement of the statement of operations for the three months ended March 31, 2004 was primarily related to properly reporting the cash received for options exercised as a reduction to receivable related to common stock. Additionally, the Company understated stock based compensation by approximately $9,100.

NOTE 14 - SUBSEQUENT EVENTS

Stock issuance - During April 2005, the Company issued 1,335,979 shares of its common stock for services totaling $134,254.

During May 2005, the Company issued 831,695 shares of its common stock for services totaling $58,219.

Factoring and Security Agreement - On April 25, 2005, the Company entered into a Factoring and Security Agreement ("Agreement") to factor its accounts receivable up to $75,000 (with recourse) with J.J. Ellis, LLC, a Florida limited liability company ("JJE"). Under the terms of the Agreement, the Company is required to pay JJE a one-time factoring and documentation origination fee of $2,500 payable the equivalent of free trading stock and warrants to purchase shares of the Company's common stock totaling $25,000 for a period of three years. The number of warrants to be received by JJE is to be determined by dividing $25,000 by the lesser of a 20% discount on the bid price on the day of execution or the lowest reported bid price of the Company's common stock during a 365 day period following the date of the Agreement ("Pricing Period"). If JJE wished to exercise the warrants prior to the termination of the Pricing Period, then the number of warrants to be received will be calculated based on the lesser of the lowest reported bid price of the Company's common stock since the date of the Agreement or a 20% discount on the bid price on the day of execution. The purchase price for each accepted account is equal to (i) the face amount of such accepted account less (ii) the commission, and less (iii) JJE's fee (discount), and less (iv) the amount of any trade or cash discounts, credits or allowances, or any other reductions or adjustments to such accepted accounts. Through May 13, 2005, the Company has factored approximately $29,000 of its accounts receivable.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS.

     The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

     The Company has developed and or is in the process of developing innovative systems and processes in the field of "Transparent Security" and "Automated Passage Control." Company personnel have installed systems for Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank and the United States Air Force and United States Department of Energy to name just a few. The principal markets for our products and services remain government and financial institutions.

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, the Company intends to focus its attention and investment of resources in marketing, strategic partnerships, and development of its client base. In addition to development of our own products and services, we are also exploring opportunities to broaden our product offering by becoming distributors of additional products in our core marketplace in order to generate additional revenues. If the Company is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

Results of Operations.

     Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2004, management became aware that those financial statements did not reflect certain account balances properly for the three months ended March 31, 2004. Properly accounting of these items in the revised financial statements has the following effect:



                                                    Three Months Ended     Three Months Ended     Restated
                                                     March 31, 2004          March 31, 2004       Increase
                                                                                 (Restated)      (Decrease)
Revenues                                              $   137,201            $   137,201      $         --

Cost of revenues                                           60,670                 60,670                --

Gross profit                                               76,531                 76,531                --

Operating expense                                         409,844                478,944           (69,100)

Loss from operations                                     (333,313)              (402,413)          (69,100)

Other income                                                5,371                  5,371                --

Net loss                                                 (327,942)              (397,042)          (69,100)

Basic and diluted loss per common share                     (0.06)                 (0.08)            (0.02)



During 2003, shares of the Company's common stock issued for options exercised were recorded as operating expenses, as discussed in Footnote 14 to the financial statements included in Form 10-KSB for the year ended December 31, 2004. The cash consideration, totaling $60,000, for the shares issued was received during the three months ended March 31, 2004 and reported as a reduction to operating expenses. The restatement of the statement of operations for the three months ended March 31, 2004 was primarily related to properly reporting the cash received for options exercised as a reduction to receivable related to common stock. Additionally, the Company understated stock based compensation by approximately $9,100.

(a)  Revenues.

     Revenues for the three months ended March 31, 2005 were $185,308 as compared to $137,201 (as restated) for the three months ended March 31, 2004, an increase of $48,107 or approximately 35% This increase is primarily attributed to the continued efforts by the Company in the acquisition of sales, marketing, advertising, business and legal talent to complete product development and continue marketing activities to increase the dealer network and position the Company to participate in market growth expected in the future. Although the increased operating revenue represents a significant increase in sales, with the absence of additional operational funding, the Company's ability to continue as a going concern is still in doubt.

(b)  General and Administrative Expense.

     The Company was able to reduce the amount of general and administrative expenses during the three months ended March 31, 2005 by $20,598 (to $458,346), a reduction of approximately 4% as compared to $478,944 (as restated) for the three months ended March 31, 2004. The general and administrative expenses reflect the impact of the use of S-8 stock to compensate needed services by various professionals in the absence of equity funding. Although this is a significant reduction in operating expenses, the Company plans to continue to pursue revenue growth and expects to utilize a private placement or other equity offering during 2004, in addition to utilization of S-8 stock to compensate for certain needed services.

(c)  Net Operating Loss.

     The net loss from operations for the three months ended March 31, 2005 was $394,279 as compared to $397,042 (as restated) for the three months ended March 31, 2004, a decrease of $2,763 or approximately 1%. Management believes these results are a direct reflection of continued efforts to control expenses and to increase the net results of operations. Although the operations are still losing money, management continues to attempt to slow the rate of loss.

(d)  Net Operating Loss Carryforward.

     For the fiscal year ending December 31, 2004, the Company had net operating loss carry forward of $8,954,082 as compared with $7,094,140 for the previous fiscal year. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. The increase in net operating loss carry forward is the result of the Company's operating loss experienced in fiscal 2004. These carryforwards, if not utilized to offset taxable income begin to expire in 2009. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

Factors That May Affect Operating Results.

     The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company's operating results include:

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

     The Company is also subject to the following specific factors that may affect its operating results:

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

     Competitors may develop or offer services that provide significant (technological, creative, performance, price) or other advantages over the products offered by the Company . If the Company fails to gain market share or lose existing market share, its financial condition, operating results and business could be adversely affected and the value of an investment in the
Company could be reduced significantly.   The Company may not
have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

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

(f)  Key Personnel.

     The Company's success is largely dependent on the personal efforts and abilities of the Company's senior management. The loss of certain members of the Company's management, including its chief executive officer, could have a material adverse effect our business and prospects.

     The Company intends to recruit in fiscal year 2005 employees who are skilled in the products of the Company. The failure to recruit these key personnel could have a material adverse effect on the Company's business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

Operating Activities.

     The net cash used by operating activities was $122,234 for the three months ended March 31, 2005 as compared to $117,484 (as restated) for the three months ended March 31, 2004, an increase of $4,750 or approximately 4%. There were several contributors to this increase, including an increase in amortization of discount on convertible note payable.

Liquidity and Capital Resources.

     As of March 31, 2005, the Company had total current assets of $75,014 and total current liabilities of $759,414, resulting in a working capital deficit of $684,400; as of that date, the Company had cash of $15,156. During the three months ended March 31, 2005 and 2004, the Company incurred losses of $394,279 and $397,042, respectively, and the Company had an accumulated deficit of $9,348,361 as of March 31, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern. In fact, the Company's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2004 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

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

     Our current cash flow from operations will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, the Company will need to continue raising capital through either debt or equity instruments. The Company believes it will need to raise up to $5,000,000 during the next twelve months so it may continue executing its business plans. Whereas the Company has in the past raised capital (in the absence of any equity investment, the Company has previously relied upon short-term borrowings in the form of purchase order and invoice factoring), no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. As of March 31, 2005, the Company had no significant sources of liquidity. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

     If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require it to:

     - curtail operations significantly;

     - sell significant assets;

     - seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

     - explore other strategic alternatives including a merger or sale of the Company.

     To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, the issuance of such securities will result in dilution to existing stockholders. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations. Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which will also result in dilution to existing shareholders.

Off Balance Sheet Arrangements.

     The Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our financial condition, revenues, results of operations, liquidity or capital expenditures.

Inflation.

     The impact of inflation on our costs and the ability to pass on cost increases to its customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Critical Accounting Policies.

     The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) stock based compensation arrangements; and (c) revenue recognition. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

Forward Looking Statements.

     Information in this Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, our need for future financing, our dependence on personnel, and our operating expenses.

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as risks set forth above under "Factors That May Affect Operating Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive officer concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     The Company sold the following unregistered (restricted) equity securities during the quarter ended March 31, 2005:

     (a) Between January 6, 2005 and January 20, 2005, the Company granted options covering a total of 269,650 (26,965,000 pre-split) shares of common stock to certain Company employees and consultants, including its chief executive officer and his wife. These options were granted under the Company's Amended and Restated Employee Stock Incentive Plan. These options, which are exercisable into free trading shares of common stock under that plan, are exercisable at 65% of the fair market value of the Company's common stock on the date the stock option is granted. All these option were immediately exercised resulting in proceeds to the Company of $23,058.

     (b) During February 2005, the Company issued a $30,000 convertible note payable to an individual. The convertible note payable matures during June 2005, is unsecured, and bearing interest at 10%. The note is convertible by the holder prior to maturity, in multiples of $1,000 principal amount, into shares of the Company's common stock. The number of shares of the Company's common stock shall be determined by dividing the principal amount to be converted by the lowest bid price of the Company's common stock during the 180-day period following the issuance of the note. In the event the holder converts prior to the end of the pricing period, the number of shares of the Company's common stock shall be determined by dividing the principal amount to be converted by the lowest reported bid price of the Company's common stock between the date of issuance of the note and date of conversion.

     The holder of the convertible note also a warrant to purchase shares of the Company's common stock that expire during February 2008. The number of shares to be received by the holder shall be determined by dividing the purchase price by the lowest bid price of the Company's common stock during the thirty day period following the pricing period. In the event the holder exercises prior to the end of the pricing period, the number of shares of the Company's common stock that may be acquired upon exercise of the warrant shall be determined by dividing the purchase price of the warrant by the lowest reported bid price of the Company's common stock between the date of grant and the date of exercise of the warrant.

     No commissions were paid in connection with these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933, as amended ("Act"). These transactions did not involve a public offering and the Alexanders represented that they were "sophisticated" investors as defined in Rule 502 of Regulation D.

     There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended March
31, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

Subsequent Events.

(a)  Stock Issuances.

     During April 2005, the Company issued 1,335,979 shares of its common stock for services totaling $134,254.

     During May 2005, the Company issued 831,695 shares of its common stock for services totaling $58,219.

(b)  Factoring and Security Agreement.

     On April 25, 2005, the Company entered into a Factoring and Security Agreement ("Agreement") to factor its accounts receivable up to $75,000 (with recourse) with J.J. Ellis, LLC, a Florida limited liability company ("JJE"). Under the terms of the Agreement, the Company is required to pay JJE a one-time factoring and documentation origination fee of $2,500 payable the equivalent of free trading stock and warrants to purchase shares of the Company's common stock totaling $25,000 for a period of three years. The number of warrants to be received by JJE is to be determined by dividing $25,000 by the lesser of a 20% discount on the bid price on the day of execution or the lowest reported bid price of the Company's common stock during a 365 day period following the date of the Agreement ("Pricing Period"). If JJE wished to exercise the warrants prior to the termination of the Pricing Period, then the number of warrants to be received will be calculated based on the lesser of the lowest reported bid price of the Company's common stock since the date of the Agreement or a 20% discount on the bid price on the day of execution. The purchase price for each accepted account is equal to (i) the face amount of such accepted account less (ii) the commission, and less (iii) JJE's fee (discount), and less (iv) the amount of any trade or cash discounts, credits or allowances, or any other reductions or adjustments to such accepted accounts. Through May 13, 2005, the Company has factored approximately $29,000 of its accounts receivable.

(c)  Loan Agreement.

     During June 2004, the Company entered into a loan agreement with Mercatus & Partners, LLC ("Lender") whereby the Lender agreed to use its best efforts to provide the Company a loan in the maximum amount of $2,000,000 subject to certain terms and conditions. The Company agreed to issue 1,370 shares of Class A Preferred stock that is convertible to common stock at a ratio of 1-to-1,000,000 as collateral on the loan. The shares were issued during June 2004 and recorded them as issued but not outstanding as of March 31, 2005. The lender did not fund the loan and accordingly, the Company provided a written demand for the return of the shares, as provided in the loan agreement.

     During May 2005, the Lender assigned all rights set forth in the loan agreement to Coldwater Capital Partners, LLC, including the 1,370 shares of Class A Preferred stock held as collateral on the loan. The Company has approved to this assignment. Through the date of this filing, the Company has not received funding under the terms of this loan agreement.

(d)  Payroll Taxes Payable.

     As of March 31, 2005, payroll taxes payable consists of late payroll taxes for both payroll and stock option activity totaling an estimated $253,700. The Company is attempting to fully resolve this payable to the Internal Revenue Service by the end of 2005.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                   SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       World Am, Inc.



Dated: May 24, 2005                    By: /s/ James H. Alexander
                                       James H. Alexander
                                       President/Chief Executive Officer


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

14 Code of Business Conduct and Ethics, adopted by the Company's board of directors (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on April 20, 2004).

16 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on July 12, 2004).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 16, 2002).

23      Consent of Independent Registered Public Accounting
        Firm (incorporated by reference to Exhibit 23 of the Form 10-KSB filed on April 21, 2005).

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

99.3    Confirmation of Provisional Patent Application, dated
        September 2, 2004 (incorporated by reference to Exhibit
        99.3 of the Form 10-KSB filed on April 21, 2005).

99.4    Confirmation of Provisional Patent Application, dated
        September 2, 2004 (incorporated by reference to Exhibit
        99.4 of the Form 10-KSB filed on April 21, 2005).