Form 10QSB
period 2005-06-30
WORLD AM, INC.
filed 2005-08-22
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                    FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2005

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

     As of June 30, 2005, the Company had 22,083,782 (1) shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

(1) Adjusted for a one for one hundred reverse split of the common stock that was effective on January 21, 2005.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                            PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONDENSED CONSOLIDATED BALANCE
                  SHEET AS OF JUNE 30, 2005                                  3

                  CONDENSED CONSOLIDATED STATEMENTS
                  OF OPERATIONS FOR THE THREE AND SIX MONTHS
                  ENDED JUNE 30, 2005 AND JUNE 30, 2004                      5

                  CONDENSED CONSOLIDATED STATEMENT
                  OF STOCKHOLDERS' DEFICIT FOR THE
                  SIX MONTHS ENDED JUNE 30, 2005                             6

                  CONDENSED CONSOLIDATED STATEMENTS
                  OF CASH FLOWS FOR SIX MONTHS ENDED
                  JUNE 30, 2005 AND JUNE 30, 2004                            8

                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                      10

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS             17

         ITEM 3.  CONTROLS AND PROCEDURES                                   27

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                         28

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                            29

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                           29

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                       29

         ITEM 5.  OTHER INFORMATION                                         30

         ITEM 6.  EXHIBITS                                                  30

SIGNATURE                                                                   30


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                  WORLD AM, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2005
                                   (Unaudited)

                                      ASSETS

Current assets
Cash                                                             $     2,445
Accounts receivable, net                                              15,829
Inventory                                                             11,084

Total current assets                                                  29,358

Fixed assets, net                                                     18,728

Other assets                                                             350

Total assets                                                          48,436

                     LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities                             129,206
Due to stockholders                                                  426,663
Payroll taxes payable                                                241,846
Line of credit                                                         7,991
Notes payable                                                         27,109
Convertible note payable, net of discount of $0.00                    30,000
Capital lease obligation                                               9,025

Total current liabilities                                            871,840

Total liabilities                                                    871,840

Commitments and contingencies                                             --

Stockholders' deficit
Class A preferred stock; $0.0001 par value; 40,000,000 shares
Authorized 1,370 shares issued and no shares outstanding                  --

Class B preferred stock; $0.0001 par value; 40,000,000 shares
Authorized no shares issued and outstanding                               --

Common stock; $0.0001 par value; 1,500,000,000 shares
authorized 22,083,782 (1) shares issued and outstanding                2,208

Additional paid-in capital                                         9,280,919

Receivable related to issuance of common stock                      (220,000)

Accumulated deficit                                                (9,886,531)

Total stockholders' deficit                                          (823,404)

Total liabilities and stockholders' deficit                            48,436

(1) Adjusted for a one for one hundred reverse split of the common stock that was effective on January 21, 2005.

The accompanying notes are an integral part of these financial statements


                                   WORLD AM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (Unaudited)



                                       Three Months Ended June 30,      Six Months Ended June 30,
                                       2005                  2004       2005                2004
                                                        (RESTATED)                     (RESTATED)
Revenues                               $   108,721        $    41,020   $   294,028      $   178,221
Cost of revenues                            62,888             32,922       185,437           93,592
Gross profit                                45,833              8,098       108,591           84,629

General and administrative                 566,297            781,379     1,012,056        1,260,323

Loss from operations                      (520,464)          (773,281)     (903,465)      (1,175,694)

Other income (expense)
Other income                                   367              4,376         3,774            9,619
Interest income                                  1                 35             1              163
Interest expense                           (18,073)              (336)      (32,759)            (336)

Total other income (expense)               (17,705)             4,075       (28,984)           9,446

Loss before provision for income taxes    (538,169)          (769,206)     (932,449)      (1,166,248)

Provision for income taxes                      --                 --            --               --

Net loss                                  (538,169)          (769,206)     (932,449)      (1,166,248)

Basic and diluted loss per common share      (0.06)             (0.13)        (0.10)           (0.22)

Basic and diluted weighted average common
shares outstanding                       9,585,651 (1)      5,812,898 (1) 9,585,651 (1)    5,357,776


(1) Adjusted for one for one hundred reverse split of the common stock that was effective on January 21, 2005

The accompanying notes are an integral part of these financial statements


                                     WORLD AM, INC.
              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                         FOR THE SIX MONTHS ENDED JUNE 30, 2005
                                       (Unaudited)



                                                                                                  Total
                           Common Stock             Additional        Other       Accumulated Stockholders'
                        Shares        Amount      Paid-in Capital  Receivables      Deficit       Deficit
Balance,
December 31, 2004       8,321,053         832     $ 8,590,858      $  (220,000)     $(8,954,082) $(582,392)

Common stock issued
in January 2005
for services, weighted
average $0.14 per
share                     668,934          67          96,811              --               --     96,878

Common stock issued
in February 2005
for services, weighted
average $0.16 per share   816,965          82         134,323              --               --    134,405

Common stock issued
in March 2005
for services, weighted
average $0.16 per share    89,299           9          14,458              --               --     14,467

Common stock issued
in April 2005
for services, weighted
average $0.10 per share 1,335,979         134         133,470              --               --    133,604

Common stock issued
in May 2005
for services, weighted
average $0.03 per share 3,812,810         381         119,635              --               --    120,016

Common stock issued
in June 2005
for services, weighted
average $0.02 per
   share                6,334,309         633         107,017              --               --    107,650

Common stock issued
in May 2005 in
satisfaction of notes
payable                   434,783          43          17,348              --               --     17,391

Exercise of employee
stock options in
January 2005              269,650          27          23,031              --               --     23,058

Options granted to
employees for
services                       --          --          13,968              --               --     13,968

Warrants recorded as
discount on
Convertible note payable       --          --          30,000              --               --     30,000

Net loss                       --          --              --              --         (932,449) (932,449)

Balance,
June 30, 2005
(Unaudited)            22,083,782       2,208       9,280,919        (220,000)      (9,886,531) (823,404)



(1) Adjusted for a one for one hundred reverse split of the common stock that was effective on January 21, 2005.

The accompanying notes are an integral part of these financial statements


                                   WORLD AM, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                      Six Months Ended June 30,
                                                        2005           2004
                                                                    (RESTATED)

Cash flows from operating activities:
Net loss                                              $  (932,449) $(1,166,248)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation                                                2,225        2,180
Stock issued for services                                 620,988      568,560
Amortization of prepaid services related to
issuance of common stock                                       --      184,971
Amortization of discount on convertible note
payable                                                    30,000           --

Changes in operating assets and liabilities:
Change in accounts receivable, net                         14,760       62,044
Change in inventory                                        18,039      (26,366)
Change in other assets                                        300        3,024
Change in accounts payable and accrued liabilities         14,039       63,518
Change in taxes payable                                   (22,754)     (29,286)

Net cash used in operating activities                    (254,852)    (337,603)

Cash flows from investing activities:
Purchase of fixed assets                                   (1,041)      (4,925)

Net cash used in investing activities                      (1,041)      (4,925)

Cash flows from financing activities:
Change in due to related parties                          132,758       38,722
Proceeds from exercise of employee options                 23,058           --
Proceeds (payments) from line of credit                     3,141       (2,025)
Proceeds from notes payable                                39,500           --
Proceeds from convertible note payable                     30,000           --
Principal payments on note payable                         (6,000)      (6,000)
Principal payments on capital lease obligations            (2,114)        (425)
Proceeds related to stock options exercised in 2003
recorded as receivable related to the issuance of
common stock                                                   --      120,000

Net cash provided by financing activities                 220,343      150,272

Net change in cash                                        (35,550)    (192,256)

Cash, beginning of period                                  37,995      229,069

Cash, end of period                                         2,445       36,813

Supplemental disclosure of cash flow information:
Cash paid for income taxes                                     --           --

Cash paid for interest                                         --           --

Schedule of non-cash operating,
investing and financing activities:
Assumption of capital lease obligation                         --       13,590

Issuance of 418,500 shares of common
stock for prepaid services                                     --      265,550

Issuance of 200,000 shares of common
stock for receivable                                           --      220,000

Warrants recorded as discount on
convertible note payable                                   30,000           --

434,783 shares of common stock issued
in satisfaction of notes payable                           17,391           --

The accompanying notes are an integral part of these financial statements.


                                WORLD AM, INC.
          NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements present the balance sheet, statements of operations, stockholders' equity and cash flows of World Am, Inc. and its subsidiary ("Company"). All significant intercompany balances have been eliminated in consolidation.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2005 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

NOTE 2 - GOING CONCERN

The Company incurred a net loss of approximately $932,000 for the six months ended June 30, 2005 and the Company's current liabilities exceeded its current assets by approximately $842,000 at June 30, 2005. The accumulated deficit was approximately $9,887,000 as of June 30, 2005. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has plans to promote its services, gain clients and expand its relationships with current clients. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to
Employees, and Related Interpretations", in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation". SFAS No 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement.

The fair value under SFAS No. 123 is the same as the value as calculated under APB No. 25 due to the immediate conversion by employees upon grant of options.

Revenue recognition - Sales and construction of customized commercial products are recognized under the percentage-of-completion basis when:
(1) Contracts executed by the parties normally include provisions that clearly specify the enforceable rights regarding goods or service to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement; (2) the buyer can be expected to satisfy his obligations under the contract; (3) the Company can be expected to perform our contractual obligations; and
(4) the Company can make reasonably dependable estimates of costs to complete and the extent of progress toward completion. The Company measures the extent of progress toward completion by using a ratio of costs incurred to total estimated costs. The effects of changes in the estimates, if any, are reported in the period of change and subsequent periods. Contracts not meeting the above criteria are reported on the completed contract method. All other sales of products are recognized upon delivery.

Stock split - In January 2005, the Company had a one for 100 reverse split of common shares authorized and outstanding. All share and per share amounts in the accompanying financial statements of the Company and notes thereto, have been retroactively adjusted to give effect to the stock splits.

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

NOTE 4 - INVENTORY

Inventory totaling $11,084 consists of finished goods.

NOTE 5 - DUE TO STOCKHOLDERS

Due to stockholders totaling $426,663 as of June 30, 2005 consist of a $2,000 loan from the Company's President, a $2,000 loan from a stockholder, and unreimbursed expenses and accrued wages to various stockholders and employees totaling $422,663. All loans are unsecured, bearing no interest and due on demand.

NOTE 6 - PAYROLL TAXES PAYABLE

As of June 30, 2005, payroll taxes payable consists of late payroll taxes for both payroll and stock option activity totaling $241,846.

NOTE 7 - SETTLEMENT LIABILITY

On January 30, 2004, a complaint was filed in the District Court of Adams County, Colorado: Robert Hainey and Internet Marketing Solutions, Inc. v. World Am Communications, Inc. and Isotec, Inc. The complaint, which has causes of action for breach of contract and unjust enrichment, alleges that the defendants failed to pay the plaintiffs for certain consulting and public relations and related work, reimbursement of certain business expenses incurred on behalf of the defendants, and to repay a loan made by the plaintiffs to the defendants. The complaint sought total monetary damages of approximately $308,000.

As discussed in Note 15, on July 27, 2005, the Company settled this matter. Under the terms of this settlement, the Company is obligated to pay the sum of $116,000 over a period of four years in semi-annual installments, beginning on October 1, 2005. The plaintiffs are obligated to pay the Company the sum of $2,000 per installment payment to reimburse it for administrative costs in connection with the payment. Accordingly, the Company recorded a settlement liability and a settlement loss totaling $116,000, with $29,000 recorded as short-term or amounts due within one year and $87,000 recorded as long-term.

As of June 30, 2005, future payments on the settlement liabilities are as follows:

July 1, 2005 through December 31, 2005                   $  14,500
2006                                                        29,000
2007                                                        29,000
2008                                                        29,000
2009                                                        14,500

                                                         $ 116,000

NOTE 8 - LINE OF CREDIT

The Company has a line of credit through a credit card company with a credit line up to $8,260 with an annual variable rate (24.91% at June 30, 2005). As of June 30, 2005, the balance on the line of credit totaled $7,991.

NOTE 9 - NOTES PAYABLE

In June 2003, pursuant to a dismissal of action by a certain individual, the Company entered into a promissory note agreement totaling $30,000 with the individual. The note is unsecured, bears no interest (1.25% interest in the event of default), is payable in monthly principal only installments of $1,000, and matures December 2005. As of June 30, 2005, the remaining portion of the note payable totals $5,000.

During June 2005, the Company received $4,500 from an entity.  The note is unsecured, bears no interest, and is due on demand.

During April and May 2005, the Company received $20,000 and $15,000, respectively, from an individual. The notes are unsecured, bearing interest at 10% per annum, and due on demand. During May 2005, the Company issued stock in satisfaction of $17,391 of the $20,000 note. Accordingly, as of June 30, 2005, the remaining balance of the notes total $17,609.

NOTE 10 - CONVERTIBLE NOTE PAYABLE

During February 2005, the Company issued a $30,000 convertible note payable to an individual in connection with the sale of Units. The convertible note is due on demand, is unsecured, and bearing interest at 10%. The note is convertible by the holder prior to maturity, in multiples of $1,000 principal amount, into shares of the Company's common stock. The number of shares of the Company's common stock shall be determined by dividing the principal amount to be converted by the lowest bid price of the Company's common stock during the 180-day period following the issuance of the note. In the event the holder converts prior to the end of the pricing period, the number of shares of the Company's common stock shall be determined by dividing the principal amount to be converted by the lowest reported bid price of the Company's common stock between the date of issuance of the note and date of conversion.

The holder of the convertible note also received warrants to purchase shares of the Company's common stock that expire during February 2008. The number of warrants to be received by the holder shall be determined by dividing the purchase price of the Units ($10,000) by the lowest bid price of the Company's Common stock during the thirty
(30) day period following the Pricing Period. In the event the holder exercises prior to the end of the pricing period, the number of shares of the Company's Common Stock that may be acquired upon exercise of the warrant shall be determined by dividing the purchase price of the warrant by the lowest reported bid price of the Company's common stock between the date of grant and the date of exercise of the warrant.
The Company recorded the value of the warrants totaling $30,000 as a discount on the convertible note payable that has been fully accreted as of June 30, 2005.

NOTE 11 - CAPITAL LEASE OBLIGATION

The Company is obligated under a capital lease for manufacturing equipment. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The capital lease obligation totaling $10,300 requires twelve minimum monthly lease payments of $425 and a final payment of $9,450, with an imputed interest rate of 8.5%. The future minimum lease payments required under the capital lease obligation as of June 30, 2005, are as follows:

April 1, 2005 through December 31, 2005                    $  9,875
Less: amount representing interest                              850

Present value of minimum lease payments                    $  9,025

NOTE 12 - EMPLOYEE STOCK INCENTIVE PLAN

On January 22, 2001, the Company adopted an Employee Stock Incentive
Plan (the Company adopted Amendment No. 3 to this plan on July 15,
2004). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the company, and to attract and retain employees. All 110,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC (the most recent being in August 2004). The options are exercisable at 65% of the fair market value of the Company's common stock on the date the stock option is granted.

During the six months ended June 30, 2005, the Company granted options to purchase 269,650 shares (post reverse split) of the Company's common stock valued at $13,968 under APB No.25. All options were immediately exercised for cash totaling $23,058.

NOTE 13 - PREFERRED STOCK

During June 2004, the Company entered into a loan agreement with Mercatus & Partners, LLC ("Lender") whereby the Lender agreed to use its best efforts to provide the Company a loan in the maximum amount of $2,000,000 subject to certain terms and conditions. The Company agreed to issue 1,370 shares of Class A Preferred stock that is convertible to common stock at a ratio of 1-to-1,000,000 as collateral on the loan. The shares were issued during June 2004 and recorded them as issued but not outstanding as of June 30, 2005. The lender did not fund the loan and accordingly, the Company provided a written demand for the return of the shares, as provided in the loan agreement.

During May 2005, the Lender assigned all rights set forth in the loan agreement to Coldwater Capital Partners, LLC, including the 1,370 shares of Class A Preferred stock held as collateral on the loan. The Company has approved this assignment. Through the date of this filing, the Company has not received funding under the terms of this loan agreement.

NOTE 14 - RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements as of June 30, 2004, management became aware that those financial statements did not reflect certain account balances properly. Properly accounting of these items in the revised financial statements has the following effect:



                                                Six Months         Six Months        Restated
                                                  Ended              Ended           Increase
                                                June 30, 2004     June 30, 2004     (Decrease)
                                                                    (Restated)
Revenues                                         $   178,221        $   178,221       $       --

Cost of revenues                                      93,592             93,592               --

Gross profit                                          84,629             84,629               --

Operating expense                                  1,140,323          1,260,323         (120,000)

Loss from operations                              (1,055,694)        (1,175,694)        (120,000)

Other income                                           9,446              9,446               --

Net loss                                          (1,046,248)        (1,166,248)        (120,000)

Basic and diluted loss per common share                (0.20)             (0.20)           (0.00)


                                                Three Months       Three Months       Restated
                                                   Ended              Ended           Increase
                                                June 30, 2004      June 30, 2004     (Decrease)
                                                                     (Restated)
Revenues                                          $   41,020         $   41,020       $      --

Cost of revenues                                      32,922             32,922              --

Gross profit                                           8,098              8,098              --

Operating expense                                    730,479            781,379         (50,900)

Loss from operations                                (722,381)          (773,281)        (50,900)

Other income                                           4,075              9,446              --

Net loss                                            (718,306)        (1,166,248)        (50,900)

Basic and diluted loss per common share                (0.00)             (0.20)          (0.00)



During 2003, shares of the Company's common stock issued for options exercised were recorded as operating expenses, as discussed in Footnote 14 to the financial statements included in Form 10-KSB for the year ended December 31, 2004. The cash consideration, totaling $60,000 and $60,000, for the shares issued was received during the three months ended March 31, 2004 and the six months ended June 30, 2004 and reported as a reduction to operating expenses. The restatement of the statement of operations for the three and six months ended June 30, 2004 was primarily related to properly reporting the cash received for options exercised as a reduction to receivable related to common stock. Additionally, the Company overstated stock based compensation for the three months ended June 30, 2004 by $9,100.

NOTE 15 - SUBSEQUENT EVENTS

(a) During July 2005, the Company issued 19,071,920 shares (post-reverse split) of common stock in satisfaction of services totaling $274,991.

(b) On January 30, 2004, a complaint was filed in the District Court of Adams County, Colorado: Robert Hainey and Internet Marketing Solutions, Inc. v. World Am Communications, Inc. and Isotec, Inc. The complaint, which has causes of action for breach of contract and unjust enrichment, alleges that the defendants failed to pay the plaintiffs for certain consulting and public relations and related work, reimbursement of certain business expenses incurred on behalf of the defendants, and to repay a loan made by the plaintiffs to the defendants. The complaint sought total monetary damages of approximately $308,000.

On July 27, 2005, the Company settled this matter. Under the terms of this settlement, the Company is obligated to pay the sum of $116,000 over a period of four years in semi-annual installments, beginning on October 1, 2005. The plaintiffs are obligated to pay the Company the sum of $2,000 per installment payment to reimburse it for administrative costs in connection with the payment. Accordingly, the Company recorded a settlement liability and related loss as discussed in Note 7.

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

     On June 10, 2005, the Company entered into Share Exchange Agreement with Senz-It, Inc., a California corporation ("Senz-It"), and its shareholders (a Form 8-K on this transaction incorrectly reported the date as June 9, 2005). See Exhibit 10.4. Under the terms of this agreement, the Company will issue the following in exchange for all 1,000,000 shares of Senz-It common stock outstanding:

     (a) Warrants to purchase a total of 12,000,000 shares of Company common stock, exercisable at $0.0001 per share for a period of five years after issuance; and

     (b) Fifty-five shares of Company Series B preferred stock (each share of which is convertible, at the option of the holder, at any time after the issuance of such share into that number of fully paid and nonassessable shares of common stock equal to 1% of the outstanding shares of common stock of the Company then outstanding, after giving consideration to the shares issued as a result of the conversion, any options, warrants, or other convertible securities then outstanding, and any other securities issued simultaneously on the date of conversion). Each share of Class B preferred stock will be entitled to the number of votes to which the holders thereof would be entitled if they converted their shares of Class B preferred stock at the time of voting.

     According to the terms of the Share Exchange Agreement, the warrants and the preferred stock are to be issued upon the closing of this transaction (which is scheduled for sometime in August 2005).

     The Company believes its future growth and overall success will be dependent upon its ability to acquire and develop the patent protected technology represented by the Senz-It transaction.

Results of Operations.

     Subsequent to the issuance of the Company's financial statements as of June 30, 2004, management became aware that those financial statements did not reflect certain account balances properly.
Properly accounting of these items in the revised financial statements has the following effect:



                                                Six Months         Six Months        Restated
                                                  Ended              Ended           Increase
                                                June 30, 2004     June 30, 2004     (Decrease)
                                                                    (Restated)
Revenues                                       $   178,221          $   178,221       $       --

Cost of revenues                                    93,592               93,592               --

Gross profit                                        84,629               84,629               --

Operating expense                                1,140,323            1,260,323         (120,000)

Loss from operations                            (1,055,694)          (1,175,694)        (120,000)

Other income                                         9,446                9,446               --

Net loss                                        (1,046,248)          (1,166,248)        (120,000)

Basic and diluted loss per common share              (0.20)               (0.20)           (0.00)


                                                Three Months       Three Months       Restated
                                                   Ended              Ended           Increase
                                                June 30, 2004      June 30, 2004     (Decrease)
                                                                     (Restated)
Revenues                                         $   41,020          $   41,020       $       --

Cost of revenues                                     32,922              32,922               --

Gross profit                                          8,098               8,098               --

Operating expense                                   730,479             781,379          (50,900)

Loss from operations                               (722,381)           (773,281)         (50,900)

Other income                                          4,075               9,446               --

Net loss                                           (718,306)         (1,166,248)         (50,900)

Basic and diluted loss per common share               (0.00)              (0.20)           (0.00)



     During 2003, shares of the Company's common stock issued for options exercised were recorded as operating expenses, as discussed in Footnote 14 to the financial statements included in Form 10-KSB for the year ended December 31, 2004. The cash consideration, totaling $60,000 and $60,000, for the shares issued was received during the three months ended March 31, 2004 and the six months ended June 30, 2004 and reported as a reduction to operating expenses. The restatement of the statement of operations for the three and six months ended June 30, 2004 was primarily related to properly reporting the cash received for options exercised as a reduction to receivable related to common stock. Additionally, the Company overstated stock based compensation for the three months ended June 30, 2004 by $9,100.

(a)  Revenues.

     Revenues for the three months ended June 30, 2005 were $108,721 as compared to $41,020 (as restated) for the three months ended June 30, 2004, an increase of $67,701 or approximately 165% Revenues for the six months ended June 30, 2005 were $294,028 as compared to $178,221 (as restated) for the six months ended June 30, 2004, an increase of $115,807 or approximately 65%. These increases were primarily attributed to the continued efforts by the Company in the acquisition of sales, marketing, advertising, business and legal talent to complete product development and continue marketing activities to increase the dealer network and position the Company to participate in market growth expected in the future. Although the increased operating revenues represent an increase in sales, with the absence of additional operational funding, the Company's ability to continue as a going concern is still in doubt.

(b)  Cost of Revenues.

     Cost of revenues for the three months ended June 30, 2005 were $62,888 as compared to $32,922 (as restated) for the three months ended June 30, 2004, an increase of $29,966 or approximately 91% Cost of revenues for the six months ended June 30, 2005 were $185,437 as compared to $93,592 (as restated) for the six months ended June 30, 2004, an increase of $91,845 or approximately 98%. These increases were attributed to increased revenues, as discussed above. Although the increases were not proportional to the revenue growth, management believes these increases in cost of revenues are the direct result of increased revenues and reflect the fact that costs of revenues increase as revenues increase.

(c)  General and Administrative Expense.

     The Company was able to reduce the amount of general and administrative expenses during the three months ended June 30, 2005 by $215,182 (to $566,297), a reduction of approximately 27% as compared to $781,379 (as restated) for the three months ended June 30, 2004. For the six months ended June 30, 2005, the general and administrative expenses were $1,012,056 as compared to $1,260,323 (as restated) for the six months ended June 30, 2004, a decrease of $248,267 or approximately 20%. The general and administrative expenses reflect the impact of the use of S-8 stock to compensate needed services by various professionals in the absence of equity funding. Although this is a significant reduction in operating expenses, the Company plans to continue to pursue revenue growth and expects to utilize a private placement or other equity offering during 2005, in addition to utilization of S-8 stock to compensate for certain needed services.

(d)  Loss from Operations.

     The net loss from operations for the three months ended June
30, 2005 was $520,464 as compared to $773,281 (as restated) for the three months ended June 30, 2004, a decrease of $252,817 or approximately 33%. The net loss from operations for the six months ended June 30, 2005 was $903,465 as compared to $1,175,694 (as restated) for the six months ended June 30, 2004, a decrease of $272,229 or approximately 23%. Management believes these results are a direct reflection of continued efforts to control expenses and to increase the net results of operations. Although the operations are still losing money, management continues to attempt to slow the rate of loss.

(e)  Net Operating Loss Carryforward.

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

Operating Activities.

     The net cash used by operating activities was $254,852 for the six months ended June 30, 2005 as compared to $337,603 (as restated) for the six months ended June 30, 2004, a decrease of $82,751 or approximately 24%. There were several contributors to this decrease, including a significant decrease in accounts payable and the absence of any amortization of prepaid services related to the issuance of common stock.

Liquidity and Capital Resources.

     As of June 30, 2005, the Company had total current assets of $29,358 and total current liabilities of $871,840, resulting in a working capital deficit of $842,482; as of that date, the Company had cash of $2,445. During the six months ended June 30, 2005 and 2004, the Company incurred losses of $932,449 and $1,166,248, respectively, and the Company had an accumulated deficit of $9,886,531 as of June
30, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern. In fact, the Company's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2004 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

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

     Our current cash flow from operations will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, the Company will need to continue raising capital through either debt or equity instruments. The Company believes it will need to raise up to $5,000,000 during the next twelve months so it may continue executing its business plans. Whereas the Company has in the past raised capital (in the absence of any equity investment, the Company has previously relied upon short-term borrowings in the form of purchase order and invoice factoring), no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. As of June 30, 2005, the Company had no significant sources of liquidity. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(c)  Revenue Recognition.

     Sales and construction of customized commercial products are recognized under the percentage-of-completion basis when: (1) Contracts executed by the parties normally include provisions that clearly specify the enforceable rights regarding goods or service to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement; (2) the buyer can be expected to satisfy his obligations under the contract; (3) the Company can be expected to perform our contractual obligations; and
(4) the Company can make reasonably dependable estimates of costs to complete and the extent of progress toward completion. The Company measures the extent of progress toward completion by using a ratio of costs incurred to total estimated costs. The effects of changes in the estimates, if any, are reported in the period of change and subsequent periods. Contracts not meeting the above criteria are reported on the completed contract method. All other sales of products are recognized upon delivery.

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

     As disclosed under Management's Discussion and Analysis of Financial Condition and Results of Operations and in Note 14 to the financial statements, subsequent to the issuance of the Company's financial statements as of June 30, 2004, management became aware that those financial statements did not reflect certain account balances properly. Therefore, the Company believes that its controls and procedures were ineffective as of that date. Subsequent to that date, the Company has taken the following steps to ensure that its controls and procedures are effective: (a) it has retained as a consultant an individual that has had experience as the controller of two other public companies to provide advice to the company regarding such matters; (b) it will be retaining the services of a full-time chief financial officer in the near future.

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

     (a) On January 30, 2004, a complaint was filed in the District Court of Adams County, Colorado: Robert Hainey and Internet Marketing Solutions, Inc. v. World Am Communications, Inc. and Isotec, Inc. The complaint, which has causes of action for breach of contract and unjust enrichment, alleges that the defendants failed to pay the plaintiffs for certain consulting and public relations and related work, reimbursement of certain business expenses incurred on behalf of the defendants, and to repay a loan made by the plaintiffs to the defendants. The complaint sought total monetary damages of approximately $308,000.

     On July 27, 2005, the Company settled this matter. Under the terms of this settlement, the Company is obligated to pay the sum of $116,000 over a period of four years in semi-annual installments, beginning on October 1, 2005. The plaintiffs are obligated to pay the Company the sum of $2,000 per installment payment to reimburse it for administrative costs in connection with the payment.

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

     Management believes the Company has meritorious claims and defenses to the plaintiffs' claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None. In addition, there were no purchases of common stock of the Company by the Company or its affiliates during the three months ended June 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

     (a) During June 2004, the Company entered into a loan agreement with Mercatus & Partners, LLC ("Lender") whereby the Lender agreed to use its best efforts to provide the Company a loan in the maximum amount of $2,000,000 subject to certain terms and conditions. The Company agreed to issue 1,370 shares of Class A Preferred stock that is convertible to common stock at a ratio of 1-to-1,000,000 as collateral on the loan. The shares were issued during June 2004 and recorded them as issued but not outstanding as of June 30, 2005. The lender did not fund the loan and accordingly, the Company provided a written demand for the return of the shares, as provided in the loan agreement.

     During May 2005, the Lender assigned all rights set forth in the loan agreement to Coldwater Capital Partners, LLC, including the 1,370 shares of Class A Preferred stock held as collateral on the loan. The Company has approved this assignment. Through the date of this filing, the Company has not received funding under the terms of this loan agreement.

     (b)  During July 2005, the Company issued 19,071,920 shares
(post-reverse split) of common stock in satisfaction of services totaling $274,991.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                 SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       World Am, Inc.



Dated: August 18, 2005                 By: /s/ James H. Alexander
                                       James H. Alexander
                                       President/Chief Executive Officer
                                       (principal financial officer)

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

10.4 Share Exchange Agreement between the Company, on the one hand, and Senz-It, Inc. and the shareholders of Senz-It, on the other hand, dated June 10, 2005 (including the following: Exhibit A: Shares to be Issued; and Exhibit I:
        Funding Schedule) (not including the following: Exhibit B:
        Warrant; Exhibit C: Series B Preferred Stock Certificate of Designation; Exhibit D: World Am Officer's Certificate; Exhibit E: Senz It Officer's Certificate: Exhibit F: Senz It Financial Statements; Exhibit G: Senz It Contracts; Exhibit
        H: World Am Contracts; Exhibit J: Form 8-K; Exhibit K: Press
        Release: Schedule 5.7: Taxes; and Schedule 5.9: Legal Proceedings) (filed herewith).

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

23      Consent of Independent Registered Public Accounting Firm
        (incorporated by reference to Exhibit 23 of the Form 10-KSB filed on April 21, 2005).

31      Rule 13a-14(a)/15d-14(a) Certification of James H. Alexander
        (filed herewith).

32      Section 1350 Certification of James H. Alexander (filed herewith).

99.1 Press release issued by the Company, dated October 7, 2003 (incorporated by reference to Exhibit 99 of the Form 8-K filed on December 30, 2003).

99.2    Press release issued by the Company, dated May 26, 2004
        (incorporated by reference to Exhibit 99 of the Form 8-K filed on May 26, 2004).

99.3    Confirmation of Provisional Patent Application, dated
        September 2, 2004 (incorporated by reference to Exhibit 99.3 of the Form 10-KSB filed on April 21, 2005).

99.4    Confirmation of Provisional Patent Application, dated
        September 2, 2004 (incorporated by reference to Exhibit 99.4 of the Form 10-KSB filed on April 21, 2005).

99.5   Press release issued by the Company, dated June 13, 2005
       (incorporated by reference to Exhibit 99 of the Form 8-K filed on June 16, 2005).