Form 10KSB/A
period 2004-12-31
WORLD AM, INC.
filed 2005-10-14
CIK 1107522

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

                             COMMISSION FILE NUMBER: 0-30639

                                     WORLD AM, INC.
                (Exact Name of Company as Specified in its Charter)

                Nevada                                       90-0142757
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
              or Organization)                            Identification No.)

     1400 West 122nd Avenue, Suite 104, Westminster, Colorado       80234
           (Address of Principal Executive Offices)               (Zip Code)

                  Company's telephone number:  (303) 452-0022

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

     Indicate by check mark if disclosure of delinquent filers
pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Company's knowledge, in definitive proxy or information statements incorporated by reference
in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [   ].

     The Company had revenues of $466,603 for the fiscal year ended on December 31, 2004. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 31, 2005:
$1,876,576.  As of March 31, 2005, the Company had 10,165,891 shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No    X .

     The Company, by this Form 10-KSB/A, amends the following: (a) The explanation of revenue recognition under Critical Accounting Policies in Part II, Item 6, Management's Discussion and Analysis of Financial Condition and Results of Operations; (b) Part II, Item 7, Financial Statements, to include a discussion of revenue recognition under Note 1 to the financial statements; (c) Part II, Item 8A, Controls and Procedures, to make certain changes to disclosure regarding the Company's controls and procedures, including the Company's belief that they were ineffective as of December 31, 2004; and (d) Part III, Item 13, Exhibits (Exhibits 31 and 32), and the Signatures, to indicate that the Company's president/chief executive officer also acts as the principal financial officer of the Company. Besides these changes, no other changes have been made to the Form 10-KSB for the year ended December 31, 2004. In addition, the remaining information in this amended Form 10-KSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB relates.

PART I.

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

(c)  Revenue Recognition.

     Sales and construction of customized commercial products are recognized under the percentage-of-completion basis when: (1) contracts executed by the parties normally include provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement; (2) the buyer can be expected to satisfy his obligations under the contract; and (3) the Company can be expected to perform our contractual obligations and 4) the Company can make reasonably dependable estimates of costs to complete and the extent of progress toward completion. The Company measures the extent of progress toward completion by using a ratio of costs incurred to total estimated costs. The effects of changes in the estimates, if any, are reported in the period of change and subsequent periods. Contracts not meeting the above criteria are reported on the completed contract method. All other sales of products are recognized upon delivery.

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

     Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to our ability to manage market fluctuations and our ability to obtain future financing, and the risks set forth below under "Factors That May Affect Operating Results." These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7.  FINANCIAL STATEMENTS.

     Consolidated financial statements as of and for the year ended December 31, 2004, and for the year ended December 31, 2003 (restated) are presented in a separate section of this report following Item 14.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act)) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, our management carried out an evaluation, under the supervision and with the participation of our principal executive/financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive/financial officer concluded that our disclosure controls and procedures were ineffective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, he concluded that the Company's disclosure controls and procedures were also ineffective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive/financial officer, to allow timely decisions regarding required disclosure.

     The foregoing ineffective controls and procedures resulted in revisions in the draft financial statement disclosures (which are reflected in, and does not affect, the financial statement disclosures) as a result of the audit process.

     Subsequent to December 31, 2004, the Company has taken the following steps to help to ensure that its controls and procedures are effective: (a) it has retained as a consultant an individual that has had experience as the controller of two other public companies to provide advice to the company regarding such matters; (b) it is seeking to retain the services of a full-time chief financial officer.

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

                                       World Am, Inc.


Dated: October 12, 2005                By: /s/ James H. Alexander
                                       James H. Alexander
                                       President/Chief Executive Officer
                                       Principal Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

Signature                    Title                           Date

/s/ James H. Alexander     President/Chief Executive        October 12, 2005
James H. Alexander         Officer (principal financial
                           officer)/Director

/s/ Willis J. Kollars      Secretary/Director               October 12, 2005
Willis J. Kollars

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


/s/  L.L. Bradford & Company, LLC
March 21, 2005
(except for Note 14, as to which the date is April 6, 2005)
Las Vegas, Nevada



                                 WORLD AM, INC.
                  (formerly World Am Communications, Inc.)
                         CONSOLIDATED BALANCE SHEET
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

                    See accompanying notes to financial statements


                                    WORLD AM, INC.
                      (formerly World Am Communications, Inc.)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT



                                                                                  Receivables                        Total
                                         Common Stock     Additional   Prepaid    Related to                      Stockholders'
                                                           Paid-in    Consulting  Issuance of      Accumulated        Deficit
                                       Shares    Amount    Capital     Services   Common Stock        Deficit
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




                    See accompanying notes to financial statements


                                         WORLD AM, INC.
                          (formerly World Am Communications, Inc.)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                               For the Year Ended December 31,
                                                      2004         2003
                                                                (Restated)

Cash flows from operating activities:
Net loss                                            $(1,859,942)   $(1,235,361)
Adjustments to reconcile net loss to net
 cash used in operating activities:
Depreciation                                              1,941          2,458
Bad debt                                                     --          5,750
Stock based compensation                                888,722        855,614
Amortization of prepaid service related to
issuance of common stock                                265,550             --
Disposal of assets                                           --          3,763

Changes in operating assets and liabilities:
Change in accounts receivable, net                       36,539        (60,113)
Change in inventory                                      (3,002)       (19,520)
Change in other assets                                    3,114         (7,202)
Change in accounts payable and accrued liabilities      (75,392)       107,615
Change in taxes payable                                  59,862             --

Net cash used in operating activities                  (682,608)      (346,996)

Cash flows from investing activities:
Purchase of fixed assets                                 (2,394)            --

Net cash used in investing activities                    (2,394)            --

Cash flows from financing activities:
Change in due to related parties                        293,905             --
Proceeds from exercise of employee options               94,979        254,519
Proceeds from exercise of consulting options                 --        317,651
Proceeds (payments) from line of credit                    (505)        (1,311)
Proceeds from note payable                                   --             --
Proceeds related to stock options exercised in 2003
recorded as receivable related to the issuance of
common stock                                            120,000             --

Principal payments on note payable                      (12,000)       (20,205)
Assumption of capital lease obligation                       --             --
Principal payments on capital lease obligations          (2,451)            --

Net cash provided by financing activities               493,928        550,654

Net change in cash                                     (191,074)       203,658

Cash, beginning of period                               229,069         25,411

Cash, end of period                                      37,995        229,069

Supplemental disclosure of cash flow information:
Cash paid for income taxes                                   --             --

Cash paid for interest                                      336             --

Schedule of non-cash operating,
investing and financing activities:

Issuance of 250,000 shares of common
stock in relation to
consulting stock options exercised
in 2003 recorded as
receivable related to the issuance
of common stock                                              --       120,000

Note payable assumed in relation to
dismissal of action                                          --        30,000

Assumption of capital lease obligation                   13,590            --

Issuance of 418,500 shares of common
stock for prepaid services                             265,550             --

Issuance of 200,000 shares of common
stock for receivable                                   220,000             --


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

Revenue Recognition - Sales and construction of customized commercial products are recognized under the percentage-of-completion basis when:
(1) contracts executed by the parties normally include provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement; (2) the buyer can be expected to satisfy his obligations under the contract; and (3) the Company can be expected to perform our contractual obligations and 4) the Company can make reasonably dependable estimates of costs to complete and the extent of progress toward completion. The Company measures the extent of progress toward completion by using a ratio of costs incurred to total estimated costs. The effects of changes in the estimates, if any, are reported in the period of change and subsequent periods. Contracts not meeting the above criteria are reported on the completed contract method. All other sales of products are recognized upon delivery.

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