Form 10QSB/A
period 2005-03-31
WORLD AM, INC.
filed 2005-10-14
CIK 1107522

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

     The Company, by this Form 10-QSB/A, amends the following: (a) Part I,
Item 1, Financial Statements, to include a discussion of revenue recognition under Note 3 to the financial statements; (b) the explanation of revenue recognition under Critical Accounting Policies in Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations; (c) Part I, Item 3, Controls and Procedures, to make certain changes to disclosure regarding the Company's controls and procedures, including the Company's belief that they were ineffective as of March 31, 2005; and (d) Part II, Item 6, Exhibits (Exhibits 31 and 32), and the Signatures, to indicate that the Company's president/chief executive officer also acts as the principal financial officer of the Company. Besides these changes, no other changes have been made to the Form 10-QSB for the quarter ended March 31, 2005. In addition, the remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.

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

The accompanying notes are an integral part of these financial statements


                                   WORLD AM, INC.
              CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   FOR THE THREE MONTHS ENDED MARCH 31, 2005
                                  (Unaudited)



                                                                                                     Total
                                 Common Stock            Additional        Other     Accumulated   Shareholders'
                                Shares(1)  Amount      Paid in Capital  Receivables    Deficit        Deficit
Balance, December 31, 2004     8,321,053   $    832    $ 8,590,858      $(220,000)   $(8,954,082)    $  (582,392)

Common stock issued in
January 2005 for services,
weighted average
$0.14 per share                  668,934         67         96,811            --             --          96,878

Common stock issued in
February 2005
for services, weighted average
$0.16 per share                  816,965         82        134,323           --              --         134,405

Common stock issued in
March 2005
for services, weighted
average $0.16 per share           89,299          9         14,458           --              --          14,467

Exercise of employee stock
options in January 2005          269,650         27         23,031           --              --          23,058

Options granted to
employees for services                --         --         13,968           --              --          13,968

Warrants recorded as
discount on convertible note
payable                               --         --         30,000           --              --          30,000

Net loss                              --         --             --           --        (394,279)       (394,279)

Balance, March 31, 2005
(Unaudited)                   10,165,901      1,017      8,903,449     (220,000)     (9,348,361)       (663,895)


(1) Adjusted for a one for one hundred reverse split of the common stock that was effective on January 21, 2005.

The accompanying notes are an integral part of these financial statements


                                     WORLD AM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                                  Three Months Ended March 31,
                                                        2005         2004
                                                                  (Restated)

Cash flows from operating activities:
Net loss                                            $  (394,279)   $  (397,042)
Adjustments to reconcile net loss to net
cash used by operating activities:
Depreciation                                              1,098            614
Stock issued for services                               259,718        332,343
Amortization of discount on
convertible note payable                                 14,103             --

Changes in operating assets and
liabilities:
Change in accounts receivable, net                       12,442         12,290
Change in inventory                                     (12,588)            --
Change in other assets                                       --           (374)
Change in accounts payable and accrued liabilities        8,163        (75,356)
Change in taxes payable                                 (10,891)        10,041

Net cash used in operating activities                  (122,234)      (117,484)

Cash flows from investing activities:
Purchase of fixed assets                                 (1,041)        (1,270)

Net cash used in investing activities                    (1,041)        (1,270)

Cash flows from financing activities:
Change in due to related parties                         49,052             --
Proceeds from exercise of employee options               23,058             --
Proceeds (payments) from line of credit                   2,372         (2,669)
Proceeds from convertible note payable                   30,000             --
Principal payments on note payable                       (3,000)        (3,000)
Principal payments on capital lease obligations          (1,046)            --
Proceeds related to stock options
exercised in 2003
recorded as receivable related to the
issuance of common stock                                     --         60,000

Net cash provided by financing activities               100,436         54,331

Net change in cash                                      (22,839)       (64,423)

Cash, beginning of period                                37,995        229,069

Cash, end of period                                      15,156        164,646

Supplemental disclosure of cash flow information:
Cash paid for income taxes                                   --             --
Cash paid for interest                                       --             --

Schedule of non-cash operating, investing and financing activities:

Warrants recorded as discount on
convertible note payable                                 30,000             --

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

NOTE 13 - RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2004, management became aware that those financial statements did not reflect certain account balances properly for the three months ended March 31, 2004. Properly accounting of these items in the revised financial statements has the following effect:




                                                 Three Months        Three Months           Restated
                                                     Ended              Ended               Increase
                                                 March 31, 2004      March 31, 2004        (Decrease)
                                                                       (Restated)
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

Results of Operations.

     Subsequent to the issuance of the Company's financial statements for the year ended December 31, 2004, management became aware that those financial statements did not reflect certain account balances properly for the three months ended March 31, 2004. Properly accounting of these items in the revised financial statements has the following effect:



                                                 Three Months        Three Months           Restated
                                                     Ended              Ended               Increase
                                                 March 31, 2004      March 31, 2004        (Decrease)
                                                                       (Restated)
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

     Subsequent to March 31, 2005, the Company has taken the following steps to help to ensure that its controls and procedures are effective: (a) it has retained as a consultant an individual that has had experience as the controller of two other public companies to provide advice to the company regarding such matters; (b) it is seeking to retain the services of a full-time chief financial officer.

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