Form 10QSB
period 2005-09-30
WORLD AM, INC.
filed 2005-11-29
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

                                     FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2005

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                            COMMISSION FILE NUMBER: 0-30639

                                    WORLD AM, INC.
                (Exact Name of Company as Specified in its Charter)

                Nevada                                         90-0142757
(State or Other Jurisdiction of Incorporation               (I.R.S. Employer
             or Organization)                               Identification No.)

4040 MacArthur Boulevard, Suite 240, Newport Beach, California   92660
                      (Address of Principal Executive Offices)

                                    (949) 955-2721
                              (Company's Telephone Number)

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

     Indicate by check mark whether the Company is a shell company (as
defined in Rule 12b-2 of the Exchange Act): Yes            No     X

     As of September 30, 2005, the Company had 81,980,858 (1) shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes    No X  .

(1) Adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.

                                   TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                           PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONDENSED CONSOLIDATED BALANCE
                  SHEET AS OF SEPTEMBER 30, 2005                            3

                  CONDENSED CONSOLIDATED STATEMENTS
                  OF OPERATIONS FOR THE THREE AND NINE MONTHS
                  ENDED SEPTEBMER 30, 2005 AND SEPTEMBER 30, 2004           5

                  CONDENSED CONSOLIDATED STATEMENTS
                  OF CASH FLOWS FOR NINE MONTHS ENDED
                  SEPTEMBER 30, 2005 AND SEPTEMBER 30, 2004                 6

                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                      8

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS            16

         ITEM 3.  CONTROLS AND PROCEDURES                                  26

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                        27

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                           28

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                          29

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                      29

         ITEM 5.  OTHER INFORMATION                                        29

         ITEM 6.  EXHIBITS                                                 29

SIGNATURE                                                                  29

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                    WORLD AM, INC.
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                   SEPTEMBER 30, 2005
                                      (Unaudited)

                                         ASSETS

Current assets
Cash                                                             $     2,293
Accounts receivable, net                                              38,577
Inventory                                                             14,430

Total current assets                                                  55,300

Fixed assets, net                                                     16,879

Technology licenses and options                                    1,063,992
Other assets                                                          11,860

Total assets                                                       1,148,031

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities                             207,339
Due to stockholders                                                  535,946
Payroll taxes payable                                                268,883
Settlement liability - short-term                                     29,000
Line of credit                                                         7,716
Notes payable                                                        113,900
Convertible note payable, net of discount of $0.00                    30,000
Capital lease obligation                                               8,175

Total current liabilities                                          1,200,959

Settlement liability - long-term                                      87,000

Total liabilities                                                  1,287,959

Commitments and contingencies                                             --

Stockholders' deficit
Class A preferred stock; $0.0001 par value;
40,000,000 shares
authorized 1,370 shares issued and no
shares outstanding                                                        --
Class B preferred stock; $0.0001 par value;
40,000,000 shares
authorized 55 shares issued and outstanding                               --
Common stock; $0.0001 par value; 1,500,000,000
shares authorized
81,980,858 (1) shares issued and outstanding                           8,197
Additional paid-in capital                                        10,682,981
Receivable related to issuance of common stock                      (220,000)
Accumulated deficit                                              (10,611,106)

Total stockholders' deficit                                         (139,928)

Total liabilities and stockholders' deficit                        1,148,031

(1) Adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.

The accompanying notes are an integral part of these financial statements


                                  WORLD AM, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                       Three Months Ended September 30,    Nine Months Ended September 30,
                                            2005             2004               2005            2004
                                                                                              (RESTATED)
Revenues                                    $   101,763      $   151,768        $   395,791    $   329,989
Cost of revenues                                 97,119           34,168            282,556        127,760
Gross profit                                      4,644          117,600            113,235        202,229

General and administrative                      610,136          436,625          1,622,192      1,696,948

Loss from operations                           (605,492)        (319,025)        (1,508,957)    (1,494,719)

Other income (expense)
Other income/(Loss)                                (785)           5,335              2,989         14,954
Interest income                                       0                2                  1            165
Settlement loss                                (116,000)              --           (116,000)            --
Interest expense                                 (2,298)            (550)           (35,057)          (886)

Total other income (expense)                   (119,083)           4,787           (148,067)        14,233

Loss before provision for income taxes         (724,575)        (314,238)        (1,657,024)    (1,480,486)

Provision for income taxes                           --               --                 --             --

Net loss                                       (724,575)        (314,238)        (1,657,024)    (1,480,486)

Basic and diluted loss per common share           (0.01)           (0.03)             (0.05)         (0.17)

Basic and diluted weighted average common
shares outstanding (1)                       59,962,033        9,918,384         32,051,826      8,668,483


(1) Adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.

The accompanying notes are an integral part of these financial statements


                                   WORLD AM, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                     (Unaudited)


                                                         Nine Months Ended
                                                           September 30,
                                                         2005          2004
                                                                    (RESTATED)

Cash flows from operating activities:
Net loss                                             $(1,657,024)  $(1,480,486)

Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation                                                4,073          908
Stock issued for services                                 983,592      706,796

Amortization of prepaid services related to
issuance of common stock                                       --      265,550
Amortization of discount on convertible note payable       30,000           --
Settlement loss                                           116,000           --
Changes in operating assets and liabilities:
Change in accounts receivable, net                         (7,988)      27,467
Change in inventory                                        14,693      (38,890)
Change in other assets                                     (9,571)       3,014
Change in accounts payable and accrued liabilities         80,442      134,446
Change in taxes payable                                     4,283      (29,286)

Net cash used in operating activities                    (441,500)    (410,481)

Cash flows from investing activities:
Cash acquired in acquisition of Senz-It, Inc.               1,546           --
Purchase of fixed assets                                   (1,040)     (15,079)

Net cash provided by (used in) investing activities           506      (15,079)

Cash flows from financing activities:
Change in due to related parties                          232,041       72,914
Proceeds from exercise of employee options                 23,058       33,558
Proceeds (payments) from line of credit                     2,866          171
Proceeds from notes payable                               126,291       10,000
Proceeds from convertible note payable                     30,000           --
Principal payments on note payable                         (6,000)     (14,000)
Assumption of capital lease obligation                         --       13,590
Principal payments on capital lease obligations            (2,964)      (1,428)
Proceeds related to stock options exercised in 2003
recorded as receivable related to the issuance of
common stock                                                   --      120,000

Net cash provided by financing activities                 405,292      234,805

Net change in cash                                        (35,702)    (190,755)

Cash, beginning of period                                  37,995      229,069

Cash, end of period                                         2,293       38,314

Supplemental disclosure of cash flow information:
Cash paid for income taxes                                     --           --

Cash paid for interest                                         --          336

Schedule of non-cash operating,
investing and financing activities:
Acquisition of Senz-It, Inc. licenses and options      (1,063,992)          --

Acquisition of Senz-It, Inc. other
assets and liabilities                                    (18,545)          --

Issuance of 55 shares of Class B
preferred stock                                           547,462           --

Issuance of warrants for the purchase of
18,000,000 shares of common stock                         497,985           --

Issuance of 627,750 (1) shares of
common stock for prepaid services                              --      265,550

Issuance of 300,000 (1) shares of
common stock for receivable                                    --      220,000

Warrants recorded as discount on
convertible note payable                                   30,000           --

652,175 shares of common stock
issued in satisfaction of notes payable                    17,391           --

(1) Adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.


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

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2005 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB, as amended on October 14, 2005, for the year ended December 31, 2004 of the Company.

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

NOTE 2 - GOING CONCERN

The Company incurred a net loss of approximately $1,657,000 for the nine months ended September 30, 2005 and the Company's current liabilities exceed its current assets by approximately $1,146,000. The accumulated deficit was approximately $10,611,000 as of September 30, 2005. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has plans to promote its services, gain clients and expand its relationships with current clients. The Company is also seeking additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

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

Revenue Recognition - Sales and construction of customized commercial products are recognized under the percentage-of-completion basis when:
(a) contracts executed by the parties normally include provisions that clearly specify the enforceable rights regarding goods or service to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement; (b) the buyer can be expected to satisfy his obligations under the contract; (c) the Company can be expected to perform our contractual obligations; and
(d) the Company can make reasonably dependable estimates of costs to complete and the extent of progress toward completion. The Company measures the extent of progress toward completion by using a ratio of costs incurred to total estimated costs. The effects of changes in the estimates, if any, are reported in the period of change and subsequent periods. Contracts not meeting the above criteria are reported on the completed contract method. All other sales of products are recognized upon delivery.

Stock Split/Dividend - The Company did a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005. All share and per share amounts in the accompanying financial statements of the Company and notes thereto have been retroactively adjusted to give effect to the these actions.

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

NOTE 4 - ACQUISITION OF SENZ-IT, INC.

In the quarter ended September 30, 2005, the Company acquired Senz-It, Inc. in exchange for 100% of Senz-It, Inc.'s issued and outstanding capital stock under the terms of a Share Exchange Agreement. The Company issued a warrant for 18,000,000 shares of its common stock and 55 shares of Class B convertible preferred stock to SUTI Holdings LP ("SUTI"), owner of Senz-It, Inc. The exercise price of the common shares under the warrant is $0.0001 per share. The warrant vests immediately and will expire in August 2010. Each share of Class B preferred stock is convertible into the greater of (a) that number of shares of common stock of the Company equal to 1% of the outstanding shares of common stock of the Company as of the date of the conversion, after giving consideration to the shares issued as a result of the conversion, any options, warrants, or other convertible securities then outstanding, and any other securities issued simultaneously on the date of conversion, or (b) 7,272,728 shares of common stock. See Note 14.

Under this agreement, SUTI is entitled to select three directors for the Company's board of directors. Select University Technologies, Inc., the general partner of SUTI, has been hired to manage all operations of Senz-It, Inc.

Through the acquisition of Senz-It, Inc., the Company acquired
$(16,973) in fair value of assets and recorded $1,063,992 in technology licenses and options. In connection with this acquisition, the Company accrued a finder's fee of $71,000 to a consultant. This fee comprises a cash payment of $50,000 and the issuance of approximately 5,250,000 shares of common stock, valued at $21,000 on September 30, 2005.

Management is still considering certain accounting issues related to this acquisition, and expects these issues to be resolved for presentation in the December 31, 2005 audited financial statements

NOTE 5 - INVENTORY

Inventory totaling $14,430 consists of raw materials.

NOTE 6 - DUE TO STOCKHOLDERS

Due to stockholders totaling $535,946 as of September 30, 2005 consist of a $2,000 loan from the Company's former president, James Alexander, a $6,000 loan from a stockholder, and unreimbursed expenses and accrued wages and professional fees to various stockholders and employees totaling $527,946. All loans are unsecured, bearing no interest and due on demand.

NOTE 7 - PAYROLL TAXES PAYABLE

As of September 30, 2005, payroll taxes payable consists of late payroll taxes for both payroll and stock option activity totaling $268,883.

NOTE 8 - SETTLEMENT LIABILITY

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

On July 27, 2005, the Company settled this matter. Under the terms of this settlement, the Company is obligated to pay the sum of $116,000 over a period of four years in semi-annual installments, beginning on October 1, 2005. The plaintiffs are obligated to pay the Company the sum of $2,000 per installment payment to reimburse it for administrative costs in connection with the payment. Accordingly, the Company recorded a settlement liability and a settlement loss totaling $116,000, with $29,000 recorded as short-term or amounts due within one year and $87,000 recorded as long-term. The first payment was scheduled for October 1, 2005, but was not made.

As of September 30, 2005, future payments on the settlement liabilities are as follows:

October 1, 2005 through December 31, 2005                   $ 14,500
2006                                                          29,000
2007                                                          29,000
2008                                                          29,000
2009                                                          14,500

                                                            $116,000

NOTE 9 - LINE OF CREDIT

The Company has a line of credit through a credit card company with a credit line up to $8,260 with an annual variable rate (24.91% at September 30, 2005). As of September 30, 2005, the balance on the line of credit totaled $7,716.

NOTE 10 - NOTES PAYABLE

In June 2003, pursuant to a dismissal of action by a certain individual, the Company entered into a promissory note agreement totaling $30,000 with the individual. The note is unsecured, bears no interest (1.25% interest in the event of default), is payable in monthly principal only installments of $1,000, and matures December 2005. As of September 30, 2005, the remaining portion of the note payable totals $5,000.

During June 2005, the Company received a $4,500 loan from an entity. The note is unsecured, bears no interest, and is due on demand.
During April and May 2005, the Company received $20,000 and $15,000 loans, respectively, from an individual. The notes are unsecured, bearing interest at 10% per annum, and due on demand. During May 2005, the Company issued stock in satisfaction of $17,391 of the $20,000 note. Accordingly, as of June 30, 2005, the remaining balance of the notes total $17,609.

In February 2005, the Company entered into a factoring and Security Agreement for up to $75,000. This amount has been used through a $30,000 convertible note payable to the owner of the creditor (see
Note 10), and for accounts receivable factoring. The factoring is secured by specifically identified accounts receivable; the factored amounts are charged fees and interest on a sliding scale. The amount owed for factoring at September 30 was $46,000. The total usage of the line of credit was $76,000 at September 30, exceeding the credit line by $1,000.

In September 2005, the Company entered into a customer purchase order financing arrangement with a certain entity. There is no specific credit limit to this arrangement; customers' purchase orders are approved individually. The financing is secured by specifically identified accounts receivable; the financed amounts are subject to fees and interest on a sliding scale. At September 30, the amount financed under this arrangement was $20,791.

NOTE 11 - CONVERTIBLE NOTE PAYABLE

During February 2005, the Company issued a $30,000 convertible note payable to an individual (see Note 9). The convertible note is due on demand, is unsecured, and bearing interest at 10%. The note is convertible by the holder prior to maturity, in multiples of $1,000 principal amount, into shares of the Company's common stock. The number of shares of the Company's common stock shall be determined by dividing the principal amount to be converted by the lowest bid price of the Company's common stock during the 180-day period following the issuance of the note. In the event the holder converts prior to the end of the pricing period, the number of shares of the Company's common stock shall be determined by dividing the principal amount to be converted by the lowest reported bid price of the Company's common stock between the date of issuance of the note and date of conversion.

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

NOTE 12 - CAPITAL LEASE OBLIGATION

The Company is obligated under a capital lease for manufacturing equipment. For financial reporting purposes, minimum lease payments relating to the equipment have been capitalized. The capital lease obligation totaling $10,300 requires twelve minimum monthly lease payments of $425 and a final payment of $9,450, with an imputed interest rate of 8.5%. The future minimum lease payments required under the capital lease obligation as of September 30, 2005, are as follows:

October 1, 2005 through December 31, 2005                     $ 8,600
Less: amount representing interest                                425

Present value of minimum lease payments                       $ 8.175

NOTE 13 - EMPLOYEE STOCK INCENTIVE PLAN

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

During the nine months ended September 30, 2005, the Company granted options to purchase 269,650 shares (post reverse split) of the Company's common stock valued at $13,968 under APB No.25. All options were immediately exercised for cash totaling $23,058.

NOTE 14 - PREFERRED STOCK

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

(b) On August 31, 2005, the Company completed a Share Exchange Agreement (see Note 4) with Senz-It, Inc. Under this agreement, Senz-It becomes a wholly owned subsidiary of the Company in exchange for 55 shares of Class B convertible preferred stock (among other consideration). Each share of Class B preferred stock is convertible into the greater of (a) that number of shares of common stock of the Company equal to 1% of the outstanding shares of common stock of the Company as of the date of the conversion, after giving consideration to the shares issued as a result of the conversion, any options, warrants, or other convertible securities then outstanding, and any other securities issued simultaneously on the date of conversion, or 7,272,728 shares of common stock.

NOTE 15 - RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements management became aware that those financial statements did not reflect certain account balances properly for the three and nine months ended September 30, 2004. Properly accounting of these items in the revised financial statements has the following effect:



                                                    Nine Months       Nine Months      Restated
                                                       Ended            Ended          Increase
                                                     September        September        (Decrease)
                                                      30, 2004        30, 2004
                                                                     (Restated)
Revenues                                              $  329,989       $  329,989       $        --

Cost of revenues                                         127,760          127,760                --

Gross profit                                             202,229          202,229                --

Operating expense                                      1,576,948        1,696,948          (120,000)

Loss from operations                                  (1,374,719)      (1,494,710)         (120,000)

Other income                                              14,233           14,233                --

Net loss                                              (1,360,486)      (1,480,486)         (120,000)

Basic and diluted loss per common share                   (0.157)          (0.171)           (0.014)


During 2003, shares of the Company's common stock issued for options exercised were recorded as operating expenses, as discussed in Note 14 to the financial statements included in Form 10-KSB, as amended, for the year ended December 31, 2004. The cash consideration, totaling $60,000 and $60,000, for the shares issued was received during the three months ended March 31, 2004 and the six months ended June 30, 2004 and reported as a reduction to operating expenses. The restatement of the statement of operations for the nine months ended September 30, 2004 was primarily related to properly reporting the cash received for options exercised as a reduction to receivable related to common stock.

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

Overview.

     The Company has developed and or is in the process of developing innovative systems and processes in the field of "Transparent Security" and "Automated Passage Control." Company personnel have installed systems for Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank the United States Air Force and United States Department of Energy, among others. The principal markets for our products and services remain government and financial institutions.

     The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationship with current clients. Accordingly, the Company intends to focus its attention and investment of resources in marketing, strategic partnerships, and development of its client base. In addition to development of our own products and services, we have broadened our product offering by becoming distributors of additional products in our core marketplace in order to generate additional revenues. If the Company is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

     On June 10, 2005, the Company entered into Share Exchange Agreement with Senz-It, Inc., a California corporation ("Senz-It"), and its shareholder, SUTI Holdings LP ("SUTI"). See Exhibit 10.4.
The definitive agreement was signed on August 31, 2005. Under the terms of this agreement, as amended, the Company is to issue the following in exchange for all 1,000,000 shares of Senz-It common stock outstanding:

     (a) A Warrant to purchase a total of 18,000,000 shares of Company common stock, exercisable at $0.0001 per share for a period of five years after issuance; and

     (b) Fifty-five shares of Company Series B preferred stock, each share of which is convertible, at the option of the holder, at any time after the issuance of such share into the greater of (i)
1% of the outstanding shares of common stock of the Company then outstanding, after giving consideration to the shares issued as a result of the conversion, any options, warrants, or other convertible securities then outstanding, and any other securities issued simultaneously on the date of conversion, and (ii)
7,272,728 shares of common stock.

     Each share of Class B preferred stock is entitled to the number of votes to which the holder would be entitled if it had converted its shares of Class B preferred stock at the time of voting.

     According to the terms of the Share Exchange Agreement, the warrants and the preferred stock were issued upon the closing of this transaction on August 31, 2005. Under the terms of this agreement, the Company is obligated, among other things, to raise capital in the amount of $4,000,000 to support the product development of Senz-It, Inc. by June 30, 2006. If sufficient funds are not raised, SUTI has the right to rescind the Share Exchange Agreement.

     Under this agreement, SUTI is entitled to select three directors to for the Company's board of directors. As of June 20, 2005, Select University Technologies, Inc., the general partner of SUTI, was hired to manage all operations of Senz-It, Inc. under the terms of a Venture Acceleration Agreement (see Exhibit 10.7).

     Since this transaction has been completed, Senz-It intends to exercise the option it holds to enter into an exclusive, royalty-bearing license with the State University of New York at Buffalo (see
Exhibit 10.6). This license will cover patents developed by that university that will enable Senz-It to develop technology with an entirely new approach to sensing, process monitoring, homeland security and environmental scanning applications. When executed, this license agreement will be disclosed in an amended Form 8-K.

     Fundraising efforts to move Senz-It to an engineering prototype phase will be initiated during the fourth quarter of 2005. The technology represented by Senz-It represents an innovative advancement in the field of micro-sensors that have applications in homeland security, indoor air quality monitoring, food processing and health care. The products are in the developing field of "electronic noses" and can identify patterns of molecules present in air or liquid environments for significantly less cost than current approaches.

     The Company believes its future growth and overall success will be dependent upon its ability to develop the patent protected technology represented by the Senz-It transaction.

Results of Operations.

     Subsequent to the issuance of the Company's financial statements management became aware that those financial statements did not reflect certain account balances properly for the three and nine months ended September 30, 2004. Properly accounting of these items in the revised financial statements has the following effect:



                                                    Nine Months       Nine Months      Restated
                                                       Ended            Ended          Increase
                                                     September        September        (Decrease)
                                                      30, 2004        30, 2004
                                                                     (Restated)
Revenues                                             $  329,989        $  329,989        $         --

Cost of revenues                                        127,760           127,760                  --

Gross profit                                            202,229           202,229                  --

Operating expense                                     1,576,948         1,696,948            (120,000)

Loss from operations                                 (1,374,719)       (1,494,710)           (120,000)

Other income                                             14,233            14,233                  --

Net loss                                             (1,360,486)       (1,480,486)           (120,000)

Basic and diluted loss per common share                  (0.157)           (0.171)             (0.014)


During 2003, shares of the Company's common stock issued for options exercised were recorded as operating expenses, as discussed in
Note 14 to the financial statements included in Form 10-KSB, as amended, for the year ended December 31, 2004. The cash consideration, totaling $60,000 and $60,000, for the shares issued was received during the three months ended March 31, 2004 and the six months ended June 30, 2004 and reported as a reduction to operating expenses. The restatement of the statement of operations for the nine months ended September 30, 2004 was primarily related to properly reporting the cash received for options exercised as a reduction to receivable related to common stock.

(a)  Revenues.

     Revenues for the three months ended September 30, 2005 were $101,763 as compared to $151,768 for the three months ended September 30, 2004, a decrease of $50,005 or approximately 33%. Revenues for the nine months ended September 30, 2005 were $395,791 as compared to $329,989 (as restated) for the nine months ended September 30, 2004, an increase of $65,802 or approximately 20%. These increases were primarily attributed to the continued efforts by the Company to complete product development and continue marketing activities to increase the dealer network and position the Company to participate in expected market growth. Although the increased operating revenues represent an increase in sales, with the absence of additional operational funding, the Company's ability to continue as a going concern is still in doubt.

(b)  Cost of Revenues.

     Cost of revenues for the three months ended September 30, 2005 were $97,119 as compared to $34,168 for the three months ended September 30, 2004, an increase of $62,951 or approximately 184% Cost of revenues for the nine months ended September 30, 2005 were $282,556 as compared to $127,760 (as restated) for the nine months ended September 30, 2004, an increase of $154,796 or approximately 121%.

(c)  General and Administrative Expense.

     General and administrative expenses were $610,136 for the three months ended September 30, 2005, an increase of $173,511 or approximately 40%, as compared to $436,625 for the three months ended September 30, 2004. The majority of this increase was from legal and other costs associated with the Senz-It acquisition. For the nine months ended September 30, 2005, the general and administrative expenses were $1,622,192 as compared to $1,696,948 (as restated) for the nine months ended September 30, 2004, a decrease of $74,756 or approximately 4%. The general and administrative expenses reflect the impact of the use of S-8 stock to compensate needed services by various professionals in the absence of equity funding. The Company plans to continue to pursue revenue growth and expects to utilize a private placement or other equity offering during 2005, in addition to utilization of S-8 stock to compensate for certain needed services.

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

(e)  Loss from Operations.

     The net loss from operations for the three months ended
September 30, 2005 was $605,492 as compared to $319,025 for the three months ended September 30, 2004, an increase of $286,467 or approximately 90%. The net loss from operations for the nine months ended September 30, 2005 was $1,508,957 as compared to $1,494,719 (as restated) for the nine months ended September 30, 2004, an increase of $14,238 or approximately 1%. Although the operations are still losing money, management continues to attempt to slow the rate of loss.

Factors That May Affect Operating Results.

     The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company's operating results include:

     - market acceptance of and changes in demand for products and services;

     - consolidation in the distributor channel;

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

(b)  Technological and Market Changes.

     The markets in which the Company competes are characterized by technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that the Company's existing products will continue to be properly positioned in the market or that the Company will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the electronic payments industry increases, it may become increasingly difficult for the Company to be competitive.

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

(d)  Protection of Proprietary Rights.

     The Company's success and ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop a service that is similar or superior to ours, or that third parties will not copy or otherwise obtain and use our proprietary information without authorization. In addition, certain of the Company's know-how and proprietary technology may not be patentable.

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

(f)  Key Personnel.

     The Company's success is largely dependent on the personal efforts and abilities of the Company's senior management. The loss of certain members of the Company's management could have a material adverse effect our business and prospects.

     The Company intends to recruit in fiscal year 2005 and 2006 employees who are skilled in the products of the Company. The failure to recruit these key personnel could have a material adverse effect on the Company's business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

(g)  Limitations on Liability and Indemnification.

     The Company's articles of incorporation include provisions to the effect that we may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of our directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them.

Operating Activities.

     The net cash used in operating activities was $441,500 for the nine months ended September 30, 2005 as compared to $410,481 (as restated) for the nine months ended September 30, 2004, an increase of $31,019 or approximately 8%. The cash outflow resulted from a greater net loss in 2005, as well as the favorable changes in operating assets and liabilities.

Liquidity and Capital Resources.

     As of September 30, 2005, the Company had total current assets of $55,300 and total current liabilities of $1,200,959, resulting in a working capital deficit of $1,145,659; as of that date, the Company had cash of $2,293. During the nine months ended September 30, 2005 and 2004, the Company incurred net losses of $1,657,024 and $1,480,486 (as restated), respectively, and the Company had an accumulated deficit of $10,611,106 as of September 30, 2005. These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2004 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

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

     Our current cash flow from operations will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, the Company will continue raising capital through equity instruments. The Company believes it will need to raise up to $5,000,000 during the next twelve months so it may continue executing its business plans. Whereas the Company has in the past raised capital (in the absence of any equity investment, the Company has previously relied upon short-term borrowings in the form of purchase order and invoice factoring), no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. As of September 30, 2005, the Company had no significant sources of liquidity. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     To the extent that the Company raises additional capital through the sale of equity or convertible debentures, the issuance of such securities may result in dilution to existing stockholders. If additional funds are raised through the issuance of convertible debentures, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company's operations.
Regardless of whether the Company's cash assets prove to be inadequate to meet the Company's operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

     The net cash provided by financing activities was $405,292 for the nine months ended September 30, 2005 as compared to $234,805 for the nine months ended September 30, 2004, an increase of $170,487 or approximately 73%. This increase was primarily due to a change in due to related parties and proceeds from notes payable.

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

ITEM 3.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in its periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, the Company's management carried out an evaluation, under the supervision and with the participation of our principal executive/ financial officer, of our disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, our principal executive/financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by us in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, our principal executive/financial officer concluded that the Company's disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed in the reports that the Company files or submits under the Exchange Act is accumulated and communicated to the Company's management, including our principal executive/financial officer, to allow timely decisions regarding required disclosure.

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

Changes in Disclosure Controls and Procedures.

     There were no changes in the Company's disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since their most recent evaluation.

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

     On July 27, 2005, the Company settled this matter. Under the terms of this settlement, the Company is obligated to pay the sum of $116,000 over a period of four years in semi-annual installments, beginning on October 1, 2005. The plaintiffs are obligated to pay the Company the sum of $2,000 per installment payment to reimburse it for administrative costs in connection with the payment. However, the Company did not make the payment due October 1, 2005; the Company expects to make this payment in arrears by December 31, 2005.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     None. In addition, there were no purchases of common stock of the Company by the Company or its affiliates during the three months ended September 30, 2005.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

Subsequent Events.

     (a) On November 7, 2005, the Company's board of directors appointed Robert A. Hovee as chairman of the board of directors and chief executive officer of the company. Upon this appointment, James
H. Alexander resigned as president and chief executive officer of the Company.

     (b) On November 10, 2005, the Company's board of directors appointed David J. Barnes and James R. Largent to the board of directors.

     (c) Mr. Alexander, who previously resigned as president/chief executive officer, decided to resign as a director of the Company, effective on November 11, 2005, in order to pursue other interests.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                  SIGNATURE

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       World Am, Inc.



Dated: November 28, 2005               By: /s/ Robert A. Hovee
                                       Robert A. Hovee
                                       Chief Executive Officer
                                       (principal executive/financial officer)

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

3.6 Certificate of Amendment of Articles of Incorporation, dated December 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 16, 2004).

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

10.3 Amendment B to Employment Agreement between the Company and James Alexander, dated January 15, 2004 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB filed on April 20, 2004).

10.4 Share Exchange Agreement between the Company, on the one hand, and Senz-It, Inc. and the shareholder of Senz-It, on the other hand, dated June 10, 2005 (including the following: Exhibit A: Shares to be Issued; Exhibit B:
        Warrant; Exhibit C: Series B Preferred Stock Certificate of Designation; and Exhibit I: Funding Schedule) (not including the following: Exhibit D: World Am, Inc. Officer's Certificate; Exhibit E: Senz It, Inc. Officer's Certificate; Exhibit F: Senz It Financial Statements; Exhibit G: Senz It Contracts; Exhibit H: World Am Contracts; Exhibit J: Form 8-K; Exhibit K: Press Release; Schedule 5.7: Taxes; and
        Schedule 5.9: Legal Proceedings) (incorporated by reference to
        Exhibit 10.1 of the Form 8-K/A filed on September 7, 2005).

10.5    First Amendment to Share Exchange Agreement between the
        Company, on the one hand, and Senz-It, Inc. and the shareholder of Senz-It, on the other hand, dated August 31, 2005 (incorporated by reference to Exhibit 10.2 of the Form 8-K/A filed on September 7, 2005).

10.6    Option to Exclusive License Agreement between Senz-It Inc.
        and The Research Foundation of State University of New York, dated June 20, 2005 (incorporated by reference to Exhibit 10.3 of the Form 8-K/A filed on September 7, 2005).

10.7    Venture Acceleration Agreement between Senz-It, Inc. and
        Select University Technologies, Inc., dated June 20, 2005
        (incorporated by reference to Exhibit 10.4 of the Form 8-K/A filed on November 28, 2005).

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

16 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on July 12, 2004).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 16, 2002).

23      Consent of Independent Registered Public Accounting Firm
        (incorporated by reference to Exhibit 23 of the Form 10-KSB filed on April 21, 2005).

31      Rule 13a-14(a)/15d-14(a) Certification of Robert A. Hovee
        (filed herewith).

32      Section 1350 Certification of Robert A. Hovee (filed herewith).

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

99.5   Press release issued by the Company, dated June 13, 2005
       (incorporated by reference to Exhibit 99 of the Form 8-K filed on June 16, 2005).

99.6   Press Release issued by the Company, dated August 9, 2005
       (incorporated by reference to Exhibit 99.2 of the Form 8-K/A filed on September 7, 2005).

99.7 Press Release issued by the Company, dated September 7, 2005 (incorporated by reference to Exhibit 99.3 of the Form 8-K/A filed on September 7, 2005).

99.8 Press Release issued by the Company, dated November 7, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on November 14, 2005).

99.9 Press Release issued by the Company, dated November 14, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on November 16, 2005).