Form 10QSB/A
period 2005-09-30
WORLD AM, INC.
filed 2006-05-03
CIK 1107522

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

                                 (949) 955-5355
                            (Company's Telephone Number)

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

     Indicate by check mark whether the Company is a shell
company (as defined in Rule 12b-2 of the Exchange Act): Yes
No     X      .

     As of September 30, 2005, the Company had 81,980,858 (1) shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one):
Yes          No    X   .

(1) Adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.

     The Company, by this Form 10-QSB/A, amends the following: (b)
Part I, Item 1, Financial Statements, to take account of the acquisition of Senz-It by the Company as a reverse merger instead of a share exchange, as originally reported; (b) Part I, Item 2, Management's Discussion and Analysis of Financial Condition and Results of Operations: To take account of the change in accounting treatment by the Company of the Senz-It acquisition; and (c) Part II, Item 6, Exhibits: include new certifications to the financial statements. Besides these changes, no other changes have been made to the Form 10-QSB for the quarter ended September 30, 2005. In addition, the remaining information in this amended Form 10-QSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-QSB relates.

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                            WORLD AM, INC.
                    (A Development Stage Company)
                 CONDENSED CONSOLIDATED BALANCE SHEET
                        SEPTEMBER 30, 2005
                             (Unaudited)
                             (Restated)

                               ASSETS

Current assets
Cash                                                            $   2,293
Accounts receivable, net                                           38,577
Inventory                                                          14,430

Total current assets                                               55,300

Fixed assets, net                                                  16,879

Other assets                                                       14,250

Total assets                                                    $  86,429

                 LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities                        $ 246,938
Due to stockholders                                               538,446
Payroll taxes payable                                             268,883
Settlement liability - short-term                                  29,000
Line of credit                                                      7,716
Notes payable                                                     109,400
Convertible note payable, net of discount of $0.00                 30,000
Capital lease obligation                                            8,175

Total current liabilities                                       1,238,558

Settlement liability - long-term                                   87,000

Total liabilities                                               1,325,558

Commitments and contingencies
Stockholders' deficit
Class A preferred stock; $0.0001 par value;
40,000,000 shares
authorized 1,370 shares issued and no
shares outstanding                                                     --
WORLD AM, INC.

Class B preferred stock; $0.0001 par value;
40,000,000 shares
authorized 55 shares issued and outstanding                            --
Common stock; $0.0001 par value; 1,500,000,000
shares authorized
81,980,858 (1) shares issued and outstanding                        8,197
Additional paid-in capital                                        284,894
Receivable related to issuance of common stock                   (220,000)
Accumulated deficit                                            (1,312,220)

Total stockholders' deficit                                    (1,239,129)

Total liabilities and stockholders' deficit                   $    86,429

(1) Adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements


                              WORLD AM, INC.
                       (A Development Stage Company)
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (Unaudited)
                               (Restated)



                                                    Three Months Ended          Inception Through
                                                    September 30, 2005          September 30, 2005
Revenues                                            $   36,926                  $   36,926
Cost of revenues                                        14,593                      14,593

Gross profit                                            22,333                      22,333

General and administrative                             212,391                     223,663

Loss from operations                                  (190,057)                   (201,329)

Other income (expense)
Other income/(loss)                                     (2,346)                     (2,346)
Interest income                                             --                           1
Interest expense                                        (1,495)                     (1,495)

Total other income (expense)                            (3,840)                     (3,839)

Loss before provision for income taxes                (193,898)                   (205,169)

Provision for income taxes                                  --                          --

Net loss                                             $(193,898)                  $(205,169)

Basic and diluted loss per common share              $   (0.01)                  $   (0.02)

Basic and diluted weighted average common
shares outstanding (1)                              30,538,707                  13,639,819


(1) Adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements


                                      WORLD AM, INC.
                              (A DEVELOPMENT STAGE COMPANY)
                CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                  FOR THE PERIOD OF IINCEPTION THROUGH SEPTEMBER 30, 2005
                                      (Unaudited)
                                      (Restated)


                                                          Class B        Add'l                               Total
                                   Common Stock       Preferred Stock    Paid-in    Other    Accumulated  Stockholders'
                                 Shares    Amount     Shares   Amount    Capital  Receivables   Deficit      Deficit
Senz-It, Inc. inception,
March 4, 200      5                   -- $      --        --  $      --  $   --    $     --     $     --    $       --

Issuance of Shares to Senz-
It, Inc. stockholders                 --        --        55         --   10,000         --           --        10,000

Assumption by Senz-It, Inc.
of World Am, Inc.
capital structure,
outstanding warrants, and
options on August 31,
2005                         66,570,285(1)   6,656        --         --  221,978   (220,000)  (1,107,051)    (1,098,417)


Common stock issued in
September 2005
for services, weighted
average $0.004 per share    15,410,573       1,541        --         --   52,916         --                      54,457

Net loss                            --          --        --         --       --         --    (205,169)       (205,169)

Balance, September 30, 2005
(Unaudited)                81,980,858  $     8,197        55  $      -- $284,894  $(220,000) $(1,312,220)   $(1,239,129)


(1) Adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.

The accompanying notes are an integral part of these condensed consolidated financial statements


                                     WORLD AM, INC.
                             (A Development Stage Company)
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)
                                       (Restated)

                                                           Inception Through
                                                           September 30, 2005

Cash flows from operating activities:
Net loss                                                     $   (205,169)

Adjustments to reconcile net loss to net
    cash provided by operating activities:
Depreciation                                                        1,393
Stock issued for services                                          54,457
Changes in operating assets and liabilities:
Change in accounts receivable, net                                  9,539
Change in inventory                                                (3,346)
Change in other assets                                             (4,000)
Change in accounts payable and accrued liabilities                 75,886
Change in taxes payable                                            84,363

Net cash provided by operating activities                          13,123

Cash flows from investing activities:
Cash acquired in reverse merger                                       935

Net cash provided by investing activities                             935

Cash flows from financing activities:
Change in due to related parties                                  (16,500)
Proceeds from sale of common stock                                 10,000
Proceeds (payments) from line of credit                              (765)
Proceeds from notes payable                                        (4,500)
Net cash used in financing activities                             (11,765)

Net change in cash                                                  2,293

Cash, beginning of period                                              --

Cash, end of period                                       $         2,293

Supplemental disclosure of cash flow information:
Cash paid for income taxes                                $            --
Cash paid for interest                                    $            --
Schedule of non-cash operating, investing
and financing activities:
Acquisition of other assets and
  liabilities in reverse merger                           $    (1,098,417)

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                   WORLD AM, INC.
                           (A Development Stage Company)
               NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
                                   (Restated)

NOTE 1 - BASIS OF PRESENTATION

The interim consolidated financial statements present the balance sheet, statements of operations, and cash flows of World Am, Inc. and its subsidiaries ("Company") on a development stage basis. All significant intercompany balances have been eliminated in consolidation.

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

NOTE 2 - GOING CONCERN

The Company incurred a net loss of $205,169 for the period ended September 30, 2005 and the Company's current liabilities exceed its current assets by $1,183,258. The accumulated deficit was $1,312,220 as of September 30, 2005. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has plans to promote its services, gain clients and expand its relationships with current clients. The Company is also seeking additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The Company's current cash flow from operations will not be sufficient to maintain its capital requirements for the next twelve months. The Company believes it will need to raise up to $5,000,000 during the next twelve months so it may continue executing its business plans. Whereas the Company has in the past raised capital (in the absence of any equity investment, the Company has previously relied upon short-term borrowings in the form of purchase order and invoice factoring), no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for its equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. As of September 30, 2005, the Company had no significant sources of liquidity. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-based compensation - The Company applies Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees, and Related Interpretations," in accounting for stock options issued to employees. Under APB No. 25, employee compensation cost is recognized when estimated fair value of the underlying stock on date of the grant exceeds exercise price of the stock option. For stock options and warrants issued to non-employees, the Company applies Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation." SFAS No. 123 requires the recognition of compensation cost using a fair value based method whereby compensation cost is measured at the grant date based on the value of the award and is recognized over the service period, which is usually the vesting period. The Company uses the Black-Scholes pricing model to calculate the fair value of options and warrants issued to non-employees. Stock issued for compensation is valued using the market price of the stock on the date of the related agreement. The fair value under SFAS No. 123 is the same as the value as calculated under APB No. 25 due to the immediate conversion by employees upon grant of options.

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

NOTE 4 - ACQUISITION OF SENZ-IT, INC. AND REVERSE MERGER ACCOUNTING

On August 31, 2005, World Am, Inc. consummated an agreement to acquire 100% of the issued and outstanding capital stock of Senz-It, Inc. In exchange, the Company issued a warrant for 18,000,000 shares of its common stock and 55 shares of Class B convertible preferred stock to SUTI Holdings, LP ("SUTI"), owner of Senz-It, Inc. The exercise price of the common shares under the warrant is $0.0001 per share. The warrant vests immediately and expires in August 2010. Each share of Class B preferred stock is convertible into 1% of the outstanding common shares of the Company, including the common stock equivalents of all unexercised warrants, options and convertible securities (see
Note 14), or a minimum of 7,272,728 shares of common stock.

SUTI has the right to vote its preferred shares on an "as if" basis, that is, as if the Class B preferred shares had already been converted into common shares. In addition, SUTI has selected three directors to sit on the Company board of directors, constituting a majority of the Board. Select University Technology, Inc, an affiliate of SUTI, has been hired to manage all operations of Senz-It, Inc.

Prior to the transaction, World Am, Inc. was a public company with assets of $88,656, liabilities totaling $1,187,073 and 66,570,285 shares of common stock issued and outstanding (and certain warrants and options also outstanding); Senz-It was a privately-held, non-operating development stage company. The transaction is considered to be a capital transaction in substance, rather than a business combination, with Senz-It, Inc. being the acquirer for accounting purposes. Inasmuch, the transaction is equivalent to the issuance of stock by Senz-It, Inc. for the net monetary assets of a public company (World Am, Inc.), accompanied by a recapitalization. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets were not recorded, because, in the judgment of Company management, no goodwill or other intangible assets can be associated with World Am, Inc. Accordingly, these financial statements are the historical financial statements of Senz-It, Inc. Senz-It, Inc. was incorporated on March 4, 2005 in the State of California. Therefore, these financial statements reflect activities from March 4, 2005 (date of inception for Senz-It, Inc.) and forward. Inasmuch as Senz-It did not exist prior to the current year, no prior year financial comparisons are possible.

In connection with the acquisition of Senz-It, Inc., World Am, Inc. accrued a finder's fee of $71,000 to a consultant. This fee comprises a cash payment of $50,000 and the issuance of approximately 5.25 million shares of common stock, valued at $21,000 on September 30, 2005.

The following is a proforma Statement of Operations showing the affect as if the Company and Senz-It had been combined from the date of Senz-It's inception:

              Condensed Pro Forma Statement of Operations
            Period from Inception Through September  30, 2005
                               (Unaudited)

     Revenue                                     $   258,916

     Cost of revenues                                207,080

    Gross profit                                 $    51,836

    Selling, general and administrative
    expenses                                       1,306,258

    Loss from operations                         $(1,254,422)

     Other income (expense)                         (150,837)

     Loss before provision for income taxes     $ (1,405,259)

     Provision for income taxes                            -

     Net loss                                   $ (1,405,259)

NOTE 5 - INVENTORY

Inventory totaling $14,430 consists of raw materials.

NOTE 6 - DUE TO STOCKHOLDERS

NOTE 6 - DUE TO STOCKHOLDERS

Due to stockholders totaling $538,446 as of September 30, 2005 consist of a $5,000 loan from the Company's former president, James Alexander (through a company he controls, Torrey Peaks Ventures), a $6,000 loan from a stockholder, and unreimbursed expenses and accrued wages and professional fees to various stockholders and employees totaling $527,446. All loans are unsecured, bearing no interest and due on demand.

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

NOTE 10 - NOTES PAYABLE

Senz-It, Inc. has assumed the capital structure, stock options and warrants, and the liabilities of World Am, Inc. as of August
31, 2005, the date of the reverse merger. This includes all obligations described below.

In June 2003, pursuant to a dismissal of action by a certain individual, World Am, Inc. entered into a promissory note agreement totaling $30,000 with the individual. The note is unsecured, bears no interest (1.25% interest in the event of default), is payable in monthly principal only installments of $1,000, and matures December 2005. As of September 30, 2005, the remaining portion of the note payable totals $5,000.

During June 2005, World Am, Inc. received $4,500 from an entity.
The note is unsecured, bears no interest, and is due on demand.

During April and May 2005, World Am, Inc. received $20,000 and
$15,000, respectively, from an individual. The notes are unsecured, bearing interest at 10% per annum, and due on demand.

During May 2005, World Am, Inc. issued stock in satisfaction of
$17,391 of the $20,000 note. Accordingly, as of September 30, 2005, the remaining balance of the notes total $17,609.

In February 2005, World Am, Inc. entered into a factoring and security agreement for up to $75,000. This amount has been used through a $30,000 convertible note payable to the owner of the creditor (see Note 10), and for accounts receivable factoring.

The factoring is secured by specifically identified accounts receivable; the factored amounts are charged fees and interest on a sliding scale. The amount owed for factoring at September 30, 2005 was $46,000. The total usage of the line of credit was $76,000 at September 30, 2005, exceeding the credit line by $1,000.

In September 2005, the Company entered into a customer purchase order financing arrangement with a certain entity. There is no specific credit limit to this arrangement; customers' purchase orders are approved individually. The financing is secured by specifically identified accounts receivable; the financed amounts are subject to fees and interest on a sliding scale. At September 30, 2005, the amount financed under this arrangement was $20,791.

NOTE 11 - CONVERTIBLE NOTE PAYABLE

During February 2005, World Am, Inc. issued a $30,000 convertible note payable to an individual (refer to Note 9). Senz-It, Inc. has assumed the capital structure, stock options and warrants, and the liabilities of World Am, Inc. as of August 31, 2005, the date of the reverse merger. The convertible note is due on demand, is unsecured, and bearing interest at 10%. The note is convertible by the holder prior to maturity, in multiples of $1,000 principal amount, into shares of the Company's common stock. The number of shares of the Company's common stock shall be determined by dividing the principal amount to be converted by the lowest bid price of the Company's common stock during the 180-day period following the issuance of the note. In the event the holder converts prior to the end of the pricing period, the number of shares of the Company's common stock shall be determined by dividing the principal amount to be converted by the lowest reported bid price of the Company's common stock between the date of issuance of the note and date of conversion.

The holder of the convertible note also received a warrant to purchase shares of the Company's common stock that expire during February 2008. The number of shares of stock to be received by the holder upon exercise of the warrant is determined by dividing the purchase price of the Units ($10,000) by the lowest bid price of the Company's common stock during the 30-day period following the pricing period. In the event the holder exercises prior to the end of the pricing period, the number of shares of the Company's Common Stock that may be acquired upon exercise of the warrant shall be determined by dividing the purchase price of the warrant by the lowest reported bid price of the Company's common stock between the date of grant and the date of exercise of the warrant. The Company recorded the value of the warrant totaling $30,000 as a discount on the convertible note payable that has been fully accrued as of September 30, 2005.

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

NOTE 13 - PREFERRED STOCK

During June 2004, World Am, Inc. entered into a loan agreement with Mercatus & Partners, LLC ("Lender") whereby the Lender agreed to use its best efforts to provide World Am, Inc. a loan in the maximum amount of $2,000,000 subject to certain terms and conditions. The Company agreed to issue 1,370 shares of Class A Preferred stock that is convertible to common stock at a ratio of 1-to-1,000,000 as collateral on the loan. The shares were issued during June 2004 and recorded them as issued but not outstanding as of June 30, 2005. The lender did not fund the loan and accordingly, World Am, Inc. provided a written demand for the return of the shares, as provided in the loan agreement.

During May 2005, the Lender assigned all rights set forth in the loan agreement to Coldwater Capital Partners, LLC, including the 1,370 shares of Class A Preferred stock held as collateral on the loan. World Am, Inc. has approved this assignment. Through the date of this filing, the Company has not received funding under the terms of this loan agreement.

On August 31, 2005, Senz-It completed a Share Exchange Agreement (Note 4) with World Am, Inc. Under this agreement, Senz-It becomes a wholly owned subsidiary of World Am, Inc. in exchange for 55 shares of Class B Convertible Preferred Stock. This stock has a par value of $0.0001. Each share is convertible into 1% of the total common stock, including all unexercised warrants, options and conversions. As a class, Preferred B is convertible into a minimum of 400,000,000 common shares.

NOTE 14 - RESTATED FINANCIAL STATEMENTS

Subsequent to the issuance of the Company's financial statements as of September 30, 2005, management determined that the acquisition of Senz-It by World Am, Inc. as of August 31, 2005 should be considered a capital transaction in substance, rather than a business combination, due to the change in control of the World Am, Inc. as a result of this transaction (see Note 4).

The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets were not recorded. Accordingly, these financial statements are the historical financial statements of Senz-It, Inc. Senz-It, Inc. was incorporated on March 4, 2005.
Therefore, these financial statements reflect activities from March 4, 2005 (date of inception for Senz-It, Inc.) and forward. Inasmuch as Senz-It did not exist prior to the current year, no prior year financial comparisons are possible.

Properly accounting of these items in the restated financial statements has the following effect:



                                                    Nine Months       Nine Months      Restated
                                                       Ended            Ended          Increase
                                                     September        September        (Decrease)
                                                      30, 2005        30, 2005
                                                                     (Restated)
Revenues                                              $  395,791        $   36,926      $   (358,865)

Cost of revenues                                         282,556            14,953          (267,603)

Gross profit                                             113,235            22,333           (90,902)

Operating expense                                      1,622,192           223,663        (1,398,529)

Loss from operations                                  (1,508,957)         (201,329)       (1,307,628)

Total other income (expense)                            (148,067)           (3,839)         (144,228)

Net loss                                             $(1,657,024)      $  (205,169)      $(1,451,855)

Basic and diluted loss per common share              $     (0.05)      $     (0.02)      $     (0.03)


The Statements of Operations no longer includes the results of operations experienced by World Am, Inc. prior to August 31, 2005, and instead includes the entire history of Senz-It, Inc. operations. Because the inception of Senz-It, Inc. was during 2005, no comparisons to prior year results are possible.



                                                    Nine Months       Inception        RESTATED
                                                       Ended           Through         Increase
                                                     September        September       (Decrease)
                                                      30, 2005        30, 2005
                                                                     (RESTATED)
Revenues                                             $  395,791        $   36,926      $  (358,865)

Cost of revenues                                        282,556            14,593         (267,963)

Gross profit                                            113,235            22,333          (90,902)

Operating expense                                     1,622,192           315,244       (1,306,948)

Loss from operations                                 (1,508,097)         (292,910)      (1,215,187)

Other income (expense)                                 (148,067)           (3,839)        (144,228)

Net loss                                            $(1,657,024)      $  (296,750)     $(1,360,274)

Basic and diluted loss per common share             $     (0.05)      $     (0.01)     $     (0.04)


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

     On August 31, 2005, World Am, Inc. consummated an agreement to acquire all of the issued and outstanding capital stock of Senz-It, Inc. from SUTI Holding, LP ("SUTI"), in exchange for 55 shares of the Company's Class B preferred stock and a warrant for 18,000,000 shares of common stock. The exercise price of the common shares under this warrant is $0.0001 per share. The warrant vests immediately and expires in August 2010. Each share of Class B preferred stock is convertible into 1% of the outstanding common shares of the Company, including the common stock equivalents of all unexercised warrants, options and convertible securities, or a minimum of 7,272,728 shares of common stock. Each share of Class B preferred stock is entitled to the number of votes to which the holder would be entitled if it had converted its shares of Class B preferred stock at the time of voting.

     According to the terms of the acquisition agreement, the warrant and the preferred stock were issued upon the closing of this transaction on August 31, 2005. Under the terms of this agreement, the Company is obligated, among other things, to raise capital in the amount of $4,000,000 to support the product development of Senz-It, Inc. by June 30, 2006. If sufficient funds are not raised, SUTI has the right to rescind the acquisition agreement.

     Under this agreement, SUTI is entitled to select three directors to the Company's board of directors. As of June
20, 2005, Select University Technologies, Inc., the general partner of SUTI, was hired to manage all operations of Senz-It, Inc. under the terms of a Venture Acceleration Agreement (see
Exhibit 10.7).

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

     Fundraising efforts will be initiated during the fourth quarter of 2005 to move Senz-It to an engineering prototype phase. The technology represented by Senz-It represents an innovative advancement in the field of micro-sensors that have applications in homeland security, indoor air quality monitoring, food processing and health care. The products are in the developing field of "electronic noses" and can identify patterns of molecules present in air or liquid environments for significantly less cost than current approaches.

     Senz-It was incorporated in the State of California on March
4, 2005. There is no historic financial information prior to that date. Therefore, no prior year financial information is available to be presented in the attached financial statements.

Overview.

     The Company has developed and or is in the process of developing innovative systems and processes in the field of "Transparent Security" and "Automated Passage Control." Company personnel have installed systems for Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank, the United States Air Force and United States Department of Energy, among others. The principal markets for our products and services remain government and financial institutions.

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

Results of Operations.

     Subsequent to the issuance of the Company's financial statements as of September 30, 2005, management determined that the acquisition of Senz-It by World Am, Inc. as of August 31, 2005 should be considered a capital transaction in substance, rather than a business combination, due to the change in control of World Am, Inc. as a result of this transaction. Inasmuch, the transaction is equivalent to the issuance of stock by Senz-It, Inc. for the net monetary assets of a public company (World Am, Inc.), accompanied by a recapitalization.

     The accounting for the transaction is identical to that resulting from a reverse acquisition. Goodwill or other intangible assets were not recorded because, in the judgment of Company management, no goodwill or other intangible assets can be associated with World Am, Inc. Accordingly, these financial statements are the historical financial statements of Senz-It, Inc. Senz-It, Inc. was incorporated on March 4, 2005. Therefore, these financial statements reflect activities from March 4, 2005 (date of inception for Senz-It, Inc.) and forward. Inasmuch as Senz-It did not exist prior to the current year, no prior year financial comparisons are possible. Prior to the transaction, World Am, Inc. was a public company with assets of $88,656, liabilities totaling $1,187,073 and 66,570,285 shares of common stock issued and outstanding; and Senz-It was a privately held non-operating development stage company.

Properly accounting of these items in the restated financial statements has the following effect:



                                                    Nine Months       Inception        Restated
                                                       Ended           Through         Increase
                                                     September        September       (Decrease)
                                                      30, 2005        30, 2005
                                                                     (Restated)
Revenues                                              $  395,791       $   36,926      $  (358,865)

Cost of revenues                                         282,556           14,953         (267,603)

Gross profit                                             113,235           22,333          (90,902)

Operating expense                                      1,622,192          223,663       (1,398,529)

Loss from operations                                  (1,508,957)        (201,329)      (1,307,628)

Total other income (expense)                            (148,067)          (3,839)        (144,228)

Net loss                                             $(1,657,024)     $  (205,169)     $(1,451,855)

Basic and diluted loss per common share              $     (0.05)     $     (0.02)     $     (0.03)


The Statements of Operations no longer includes the results of operations experienced by World Am, Inc. prior to August 31, 2005, and instead includes the entire history of Senz-It, Inc. operations. Because the inception of Senz-It, Inc. was during 2005, no comparisons to prior year results are possible.

(a)  Revenues.

     Revenues for the three months ended September 30, 2005
were $36,926. Revenues for the period ended September 30, 2005 were $36,926. With the absence of additional operational funding, the Company's ability to continue as a going concern is still in doubt.

(b)  Cost of Revenues.

     Cost of revenues for the three months ended September 30, 2005 were $14,593. Cost of revenues for the period ended
September 30, 2005 were $14,593.

(c)  General and Administrative Expense.

     General and administrative expenses were $212,391 for the three months ended September 30, 2005. For the period ended September 30, 2005, the general and administrative expenses were $223,663. The general and administrative expenses reflect the impact of the reverse merger.

(d)  Net Operating Loss Carryforward.

     For the fiscal year ended December 31, 2004, World Am,
Inc. had incurred a net operating loss carryforward of $8,954,082 as compared with $7,094,140 for the previous fiscal year. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. These carryforwards, if not utilized to offset taxable income begin to expire in 2009. Utilization of the net operating loss may be subject to substantial annual limitation due to the ownership change limitations provided by the Internal Revenue Code and similar state provisions. The annual limitation could result in the expiration of the net operating loss before utilization.

(e)  Loss from Operations.

     The net loss from operations for the three months ended
September 30, 2005 was $193,898. The net loss from operations for the period ended September 30, 2005 was $205,169.

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

     - Competitors may develop or offer services that provide significant (technological, creative, performance, price) or other advantages over the products offered by the Company . If the Company fails to gain market share or lose existing market share, its financial condition, operating results and business could be adversely affected and the value of an investment in the
       Company could be reduced significantly.   The Company may not
       have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

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

Operating Activities.

     The net cash provided by operating activities was $13,123 for the period ended September 30, 2005.

Investing Activities.

     The net cash provided by investing activities was $935 for the period ended September 30, 2005; this was the result of cash acquired in the reverse merger transaction with Senz-It.

Liquidity and Capital Resources.

     As of September 30, 2005, the Company had total current assets of $55,300 and total current liabilities of $1,238,558, resulting in a working capital deficit of $1,183,258. At September 30, 2005, the Company's assets consisted primarily of net accounts receivable totaling $38,577, inventory of $14,430, and cash of $2,293. During the period ended September 30, 2005, the Company incurred a net loss of $205,169, and the Company had an accumulated deficit of $1,312,220 as of September 30, 2005.

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

     The Company's current cash flow from operations will not be sufficient to maintain its capital requirements for the next twelve months. The Company believes it will need to raise up to $5,000,000 during the next twelve months so it may continue executing its business plans. Whereas the Company has in the past raised capital (in the absence of any equity investment, the Company has previously relied upon short-term borrowings in the form of purchase order and invoice factoring), no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company.
As of September 30, 2005, the Company had no significant sources of liquidity. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     The net cash used in financing activities was $11,765 for the period ended September 30, 2005.

Contractual Obligations.

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

October 1, 2005 through December 31, 2005              $  8,600
Less: amount representing interest                          425

Present value of minimum lease payments                $  8,175

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

PART II - OTHER INFORMATION

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                               SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       World Am, Inc.



Dated: April 28, 2006                  By: /s/ Robert A. Hovee
                                       Robert A. Hovee,
                                       Chief Executive Officer


Dated: April 28, 2006                  By: /s/ David J. Barnes
                                       David J. Barnes,
                                       Chief Financial Officer


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

16 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on July 12, 2004).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 16, 2002).

23      Consent of Independent Registered Public Accounting Firm
        (incorporated by reference to Exhibit 23 of the Form 10-KSB filed on April 21, 2005).

31.1     Rule 13a-14(a)/15d-14(a) Certification of Robert A. Hovee
        (filed herewith).

31 2     Section 1350 Certification of Robert A. Hovee (filed herewith).

32 Section 1350 Certification of Robert A. Hovee and David J. Barnes (filed herewith).

99.1     Confirmation of Provisional Patent Application, dated
         September 2, 2004 (incorporated by reference to Exhibit
         99.3 of the Form 10-KSB filed on April 21, 2005).

99.2     Confirmation of Provisional Patent Application, dated
         September 2, 2004 (incorporated by reference to Exhibit
         99.4 of the Form 10-KSB filed on April 21, 2005).

99.3 Press release issued by the Company, dated June 13, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on June 16, 2005).

99.4     Press Release issued by the Company, dated August 9,
         2005 (incorporated by reference to Exhibit 99.2 of the Form 8-K/A filed on September 7, 2005).

99.5     Press Release issued by the Company, dated September 7,
         2005 (incorporated by reference to Exhibit 99.3 of the Form 8-K/A filed on September 7, 2005).

99.6     Press Release issued by the Company, dated November 7,
         2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on November 14, 2005).

99.7     Press Release issued by the Company, dated November 14,
         2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on November 16, 2005).