Form 10KSB
period 2005-12-31
WORLD AM, INC.
filed 2006-05-22
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10-KSB

(Mark One)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005

                                         OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
______________ TO ______________

                          COMMISSION FILE NUMBER: 0-30639

                                  WORLD AM, INC.
                   (Exact Name of Company as Specified in its Charter)

                 Nevada                                     90-0142757
(State or Other Jurisdiction of Incorporation             (I.R.S. Employer
              or Organization)                            Identification No.)

  4040 MacArthur Boulevard, Suite 240, Newport Beach, California    92660
            (Address of Principal Executive Offices)              (Zip Code)

                  Company's telephone number:  (949) 955-5355

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

     Indicate by check mark if the Company is required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of
1934.  Yes    X       No          .

     Indicate by check mark whether the Company is a shell company (as
defined in Rule 12b-2 of the Securities Exchange Act of 1934): Yes  No X   .

     The Company had revenues of $212,772 for the period ended on December 31, 2005. The aggregate market value of the voting stock held by non-affiliates of the Company as of May 1, 2006: $1,684,771.
As of May 1, 2006, the Company had 171,041,035 (1) shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

(1) Adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.

                                 TABLE OF CONTENTS

PART I.                                                                 PAGE

ITEM 1.   DESCRIPTION OF BUSINESS                                          4

ITEM 2.   DESCRIPTION OF PROPERTY                                         28

ITEM 3.   LEGAL PROCEEDINGS                                               28

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS             29

PART II.

ITEM 5.   MARKET FOR COMMON EQUITY
          AND RELATED STOCKHOLDER MATTERS                                 29

ITEM 6.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF
          FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   31

ITEM 7.   FINANCIAL STATEMENTS                                            39

ITEM 8.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
          ON ACCOUNTING AND FINANCIAL DISCLOSURE                          39

ITEM 8A.  CONTROLS AND PROCEDURES                                         39

ITEM 8B   OTHER INFORMATION                                               40

PART III.

ITEM 9.   DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS
          AND CONTROL PERSONS; COMPLIANCE WITH
          SECTION 16(A) OF THE EXCHANGE ACT                               43

ITEM 10.  EXECUTIVE COMPENSATION                                          46

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
          OWNERS AND MANAGEMENT, AND
          RELATED STOCKHOLDER MATTERS                                     49

ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS                  53

ITEM 13.  EXHIBITS                                                        57

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES                          57

SIGNATURES                                                                59

PART I.

ITEM 1.  DESCRIPTION OF BUSINESS.

Business Development.

     Pursuant to an Agreement and Plan of Merger effective May
11, 2000, World-Am Communications, Inc., a Florida corporation, organized in 1994, acquired 100% of all the outstanding shares of common stock Allmon Corporation, a Delaware corporation.

     This acquisition was approved by the board of directors and a majority of the stockholders of Allmon and World Am on May 11, 2000. The Acquisition is intended to qualify as a reorganization within the meaning of Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, the Company elected to become the successor issuer to Allmon for reporting purposes under the Securities Exchange Act of 1934 and elected to report under the this act effective on May 11, 2000.

     As of the effective date of the Acquisition Agreement, Allmon amended its Articles of Incorporation to change the name of World Am. The Company's officers and directors became the officers and directors of Allmon. All of the board of directors and officers of Allmon, prior to the effective date, resigned thereafter.

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

     The current business of the Company was commenced in February 2000 after the Company, through a stock purchase agreement with Isotec, Inc., acquired all of the outstanding stock of that company. Isotec became our wholly owned subsidiary. Shortly thereafter in April 2000, Isotec acquired all of the assets of Technology Development International, a sales and marketing company representing 23 products in the security industry. The board of directors believed that such products complement those of Isotec.

     With the filing of Articles of Merger with the Nevada Secretary of State on December 20, 2002, the Company changed its domicile from Florida to Nevada. A Certificate of Amendment to Articles of Incorporation, dated August 20, 2002, added to the authorized stock 80,000,000 shares of preferred stock: 40,000,000 shares of Class A Preferred Stock, $0.0001 par value, and 40,000,000 shares of Class B Preferred Stock, $0.0001 par value. A Certificate of Amendment to Articles of Incorporation, dated December 20, 2002, increased the authorized limit of common stock to 800,000,000 shares. A Certificate of Amendment to Articles of Incorporation, dated December 1, 2004, increased the authorized limit of common stock to 1,500,000,000 shares.

     On August 31, 2005, the Company consummated an agreement to acquire Senz-It, Inc., in exchange for 55 shares of the Company's Class B preferred stock and a warrant for 18,000,000 shares of common stock. The exercise price of the common shares under these warrants is $0.0001 per share. The warrants vested immediately and expire in August 2010. Each share of Class B preferred stock is convertible into 1% of the outstanding common shares of the Company, including the common stock equivalents of all unexercised warrants, options and convertible securities, or a minimum of 7,272,728 shares of common stock. On March 7, 2006, SUTI Holdings, LP, the former stockholder of Senz-It, Inc. assigned the warrant to Select University Technologies, Inc., which then exercised the warrant in a cashless transaction that resulted in the issuance of 17,880,000 restricted shares of common stock (the balance of 120,000 shares was withheld in the cashless exercise of the warrant).

     Prior to the transaction, the World Am, Inc. was a public company with assets of $88,656, liabilities totalling $1,075,978, and 66,570,285 shares of common stock issued and outstanding; Senz-It was a non-operating development stage company. The transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the transaction is equivalent to the issuance of stock by a development stage company (Senz-It, Inc.) for the net monetary assets of a public company (World Am), accompanied by a recapitalization. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets were not recorded. Accordingly, the consolidated financial statements of the Company are the historical financial statements of Senz-It, Inc. (which was incorporated on March 4, 2005).

     Senz-It has an option to enter into an exclusive, royalty-bearing license with the State University of New York at Buffalo. This license will cover patents developed by that university that will enable Senz-It to develop technology with an entirely new approach to sensing, process monitoring, homeland security and environmental scanning applications.

     As of June 20, 2005, Select University Technologies, Inc., the general partner of SUTI, had been hired to manage all operations of Senz-It, Inc. under the terms of a venture acceleration agreement.

Business of the Company.

     The Company currently has three wholly owned subsidiaries:
Technology Development International, Inc.; Isotec, Inc.; and Senz-It, Inc.

     Technology Development International ("TDI") is a Colorado corporation founded in 1997. TDI was engaged in the acquisition, development, sales, marketing and distribution of innovative component products. At present, TDI is dormant.

(a)  Company Overview - Isotec.

     Isotec is a Colorado corporation founded in 1998 as a developer, manufacturer, and distributor of automated passage control and security devices. Isotec has been aided in its endeavors by alliances with several product developers, joint venture partners, sales representatives, dealers, manufacturers and suppliers.

     The Company has developed innovative systems and processes to establish itself as a factor in the field of transparent security and automated passage control. Company personnel have installed systems for locations such as Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank and the United States Air Force and United States Department of Energy.

     "Transparent security" means any security measure that is unobtrusive and not noticed by those being monitored. For example, a metal detection system mounted in an ordinary appearing door molding that is used to detect persons carrying weapons into a building, thereby alerting appropriate security personnel, and optionally to record a photo or video of the event while allowing security personnel an opportunity to evaluate and take appropriate action before the person carrying the unauthorized weapon is alerted to the fact they have been found out.

     "Automated passage control" means any system or device used to monitor or control access, egress or passage from one area to another. Examples are airport security portals, building entries and exits, gates for vehicles or personnel, public building access points (schools, courthouses, stores etc.), laboratories, hospitals, government buildings and any other building for which the owners desire to control and/or track whomever is coming or going and detect if something is coming or going that should not be.

     Over the past twenty plus years, systems have evolved from simple metal detection devices to sophisticated "man trap" systems employing state-of-the-art electronics and detection devices. In recent years the demand for such devices has escalated as the instances of international and urban terrorism increase. Today, demand for automated passage control equipment transcends the past traditional users, such as high security governmental and military installations, to include banks, industrial complexes, laboratories, airports, schools and retail establishments. The state-of-the-art in weapons detection design and drastic reduction in the package size of such devices has also created a very large international market for this equipment, especially in third world countries with histories of political unrest.

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

     The Company has established a dynamic, fast response, development and manufacturing organization providing quality, leading edge security products that integrate with standard and customized systems. We are able to market these products through its dealer (installer) network to commercial organizations, original equipment manufacturer customers, and governmental and defense agencies.

(b)  Services and Products.

     The business activities of Isotec subsidiary currently fall into five categories:

     - Design and manufacture of a standard line of APC systems for commercial retail and government use.

     - Customization/modification of APC systems per customer specifications.

     - Development of security devices for APC.

     - Acquisition, development, sales, marketing and distribution of innovative component products.

     - Acquisition and merger activity geared to obtaining complementary businesses that result in stronger product integration, competitive or other advantages and maximize return on capital. This activity may also include strategic alliances with synergistic partners.

     The specific product types manufactured by the Company are:

Weapons Control Systems.

     These systems are fabricated as one, two or more lane metal detector based structures with interlocking doors designed to prevent weapons from entering a facility. They incorporate a high strength tubular aluminium structure with heavy-duty narrow stile doors and closer hardware. Magnetic locks, sensors, display(s) and control electronics are incorporated to monitor all interlock functions while a variety of metal detectors can be used to scan for weapons. Ballistic panels up to Level III can be installed in these structures providing a deterrent as required by the customer. Site-specific application employing modular designs and various construction materials, i.e. laminated oak and ballistic fiberglass, to match architectural requirements are available. This product is used for any application requiring weapons monitoring.

Passage Control Systems.

     These systems are fabricated as multi-door bi-directional structures with interlocking doors designed to prevent unauthorized individuals from entering a facility. These systems incorporate a high strength tubular aluminium structure with heavy-duty narrow stile doors and closer hardware. Locks, sensors, displays and control electronics are incorporated to monitor all interlock functions while a variety of card readers, keypads and or biometric devices can be installed to identify the occupant before passage. This system also has the advantage of incorporating Isotec proprietary anti-tailgating technology allowing one person to pass at a time. This product can be used in any high security applications requiring personnel monitoring.

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

Anti-Tailgating System.

     Isotec's Anti-Tailgating System is an integrated system that controls entry access through a protected doorway by detecting multiple individuals attempting to enter through that door without individual authorization.

     The anti-tailgating system combines an overhead video-based monitoring device, a pair of infrared sensors mounted on the doorjamb, and an internal controller with software for which a provisional patent application has been made. The anti-tailgating system works with Card, PIN, or Biometric access control devices, and connects directly to the user's existing 24-volt door lock, lock sensor and door status sensor to monitor and control access through that door. Also provided is a status display to direct personnel through the passage process.

     The anti-tailgating system works by enveloping the single entrant in a "video wall" during each entry sequence. Any other individual either passing through that wall (i.e., tailgating) or attempting to depart while the first individual is entering, is detected and an alarm output is generated. Monitoring functions are also provided to detect someone entering while another individual is exiting the secured door from the inside.

(c)  Product Manufacturing.

     Isotec performs the fabrication, assembly and test of the products in its own leased facilities. Isotec employs experienced mechanical and electronic personnel and equipment and is able to obtain contract-manufacturing agreements to perform manufacturing as required. Isotec manufacturing and design function occupies approximately 4,500 square feet of leased space and employs 9 employees.

(d)  New Product Development, Patents, and Licenses.

     The Company strives for each product developed to contain innovative, modular concepts not previously available. On September 2, 2004, acknowledgements of provisional patent applications were issued for its anti-tailgating products. An additional provisional patent was filed in March 2006 for Isotec's anti-tailgating products. The provisional patent application permits Isotec to place a "patent pending" label on all production units while completing development of the product.

     During 2005 Isotec did not separately account for the man-hours expended on research and development of these and other products. When a new product is added to the Company's product line an estimated mark-up factor will be applied to attempt to recover some or all of the costs of development of the new product(s).

(e)  Custom Products.

     Isotec's goal is to become the leader in the design and manufacture of quality built automated passage control and transparent security devices through the use of approved material and finish suppliers and the use of in house quality standards and procedures.
Many dealers and their customers, as well as government agencies, have a specialized application in mind requiring non-standard components and/or architectural considerations. Such projects are relatively common and may often require little or no customer paid non-recurring engineering. The modular characteristics of their standard design afford Isotec a competitive and strategic advantage.

(f)  Sales, Marketing, Distribution and Installation.

     Perhaps one of the primary strengths in Isotec's positioning is that all products developed are sold either commercially through a national dealer network or directly to the end user. Each dealer is a professional in the field of applications engineering in the security field. Sales to the government are generally handled directly by the Company. Because Isotec equipment is modular in design and is shipped disassembled for installation in the field, all systems, commercial and retail are extremely portable and can be readily disassembled for installation in other locations. We are in the process of expanding our sales and marketing network to accommodate new products under development and activities of potential acquisition candidates.

(g)  The Market.

     Although management believes Isotec can secure a sizable portion of the market, capacity and conservatism have driven the sales estimates. Isotec intends to address the commercial, national and international market areas through a network of established dealers/installers. Government requirements will be handled directly by the Company and its sales personnel.

     The Company believes that sensor technologies represent one of the greatest areas of opportunity both within Homeland Security and other vertical applications. The Company is currently pursuing one or more such technologies, in hopes of obtaining new technology that will allow it to have broader market appeal in the security market place and possibly in other vertical markets.

     In addition to other homeland security needs, Isotec also sees that financial institutions, government applications, commercial and retail establishments all represent market segments Isotec needs to develop. Isotec has obtained GSA/NSN catalog listings for standard items and anticipates significant sales may result over the next twelve months. In addition, dealer projections for financial institution sales indicate that inquiries for weapons control systems at banks and credit unions are continuous and increasing.

     The introduction of the anti-tailgating system is projected to bring in new revenue in 2006.

(h)  Competition.

     Compared to competitive products or the closest product available today management believes the Company's products are the only product line able to accommodate site-specific design and build capabilities. This ability to adapt systems to the needs of a specific location is a capability unique to Isotec.

     Dealers, end users and competitors may recognize that Isotec has an advantage in the area of design and application flexibility. The prices of Isotec products are comparable to those offered by their competitors. Because Isotec can incorporate improvements into successive production models very rapidly this could be an advantage over competitors. Competitors include: Hamilton Safe, Novacomm and Georal. Each of these companies offer competing access control systems; however, none of these firms offer truly "built-to-specification" portals.

     Hamilton Safe, headquartered in Fairfield, Ohio, is the most competitive access control company to Isotec. Hamilton Safe offers a broader product line than Isotec comprised primarily of secure storage solutions, ATM equipment, vaults and safes. Although Hamilton Safe offers competitive access control systems, Isotec has competed successfully for several installations and has also been successful in becoming the prime supplier to Hamilton Pacific, a former Hamilton Safe dealer.

     Novacomm is a manufacturer of standard weapons control portals located in Puerto Rico, who has in the past distributed these products in the USA via Diebold Corporation. Isotec has not encountered their products in competitive bids during 2005.

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

(j)  Sources and Availability of Raw Materials.

     Raw materials for the Company's products are widely available, with the exception of metal detectors (of which there are only a few suppliers). If the latter sources were lost, it would hurt production in that the weapons detection capability of the portal would be lost. Isotec is exploring additional sources of this component in China that could potentially provide supply in the event that domestic suppliers could not.

(k)  Dependence on Major Customers.

     The Company is dependent upon the federal government and six dealers for all of its business. The company is developing new dealers in order to become less dependent upon any single source. Even so there is no assurance they will obtain enough dealers to completely eliminate this risk.

(l)  Need for Governmental Approval.

     Certain of Isotec's products, such as Weapons Control Systems installed in commercial facility, must meet a variety of local and national codes (such as ADA, NFPA). Isotec maintains close contact with the leading jurisdictions in these areas, and continues to update the systems to meet or exceed these requirements. The City of Baltimore recently approved Isotec's design noting that they meet even the yet-to-be published 2006 standards. This is a major differentiator in the market, particularly in regard to non-domestic competitors.

(m)  Effect of Governmental Regulation on Business.

     Governmental regulation is not presently a factor. However, there is no way to predict what the government may do that might adversely affect the company in the future.

(n)  Management and Organization.

     The future of the Company will depend on management's ability to;

     - expand the marketing and sales efforts with dealers, government and international;

     - continue to maintain the technical edge in its production and quality;

     - develop and market innovative products, at profitable price points;

     - to manufacture units at more cost-effective levels in rapid growth mode;

     - obtain strategic alliances and complimentary businesses to maximize profit potential.

(o)  Employees.

     The Company currently has nine employees.

Business of Senz-It.

    Senz-It intends to exercise the option it holds to enter into an exclusive, royalty-bearing license with the State University of New York at Buffalo, to market an innovative technology in the field of micro-sensor elements and sensor arrays. Senz-It intends to commercialize and market this technology in the homeland security, indoor air quality, food purity and processing and medical diagnostic industries. End-users have a stake in a quick, reliable, accurate and economical approach to sensing the presence and quantifying the amount of various toxic or dangerous substances.

(a)  Services and Products

     The business activities of the Senz-It subsidiary currently fall into four major segments and specific sub-sectors:

- Homeland Security

     - Cargo security

     - Building security

     - Transportation security

     - Aviation security

     - Ground transportation security

- Indoor Air Quality (IAQ)

- Food Processing and Distribution

- Medical Diagnostics

     The specific products within each of these segments manufactured by the company are:

     Homeland Security

     Within the homeland security market, Senz-It intends to focus on three major application areas: cargo security, building security and transportation security.

     (1) Cargo Security - The vulnerability of cargo containers has become a major focus of international and domestic policy with the increase in terrorist activities, but current customs inspection and tracking systems were designed to protect economic interests and not to provide a security barrier. It has become a priority to find technological advancements that can simultaneously increase security monitoring while decreasing the time, cost, and resources.

     (2) Building Security - A major risk category is the protection of power plants, petrochemical plants and government buildings. While X-ray and metal detectors are routinely used to detect conventional threats, detection methods for chemical and biological agents are lacking. The OMB budget request for 2004 was $12.2 billion for infrastructure protection efforts of 32 federal agencies. The Department of Homeland Security allocated $407 million in their FY 2005 appropriations to develop biological countermeasures, and $63 million for chemical and high explosives countermeasures.

     (3) Transportation Security - Aviation security and ground transportation security are significant areas of concern since the September 11th attacks.

     (4) In the aviation security sector, the Department of Homeland Security has allocated over $5 billion for the Transportation Security Administration (TSA) for FY 2006. Current aviation security utilizes metal detectors and x-rays to detect metallic objects, but explosive and chemical agents are often omitted from the passenger screening process or limited in capability.

     (5) In the ground transportation sector, a study by the GAO found that one-third of all terrorist attacks worldwide target transportation systems. Surface transportation alone was the target of more than 195 terrorist attacks from 1997 to 2000.
     About 14 million Americans use ground transit every workday by way of public systems that are susceptible to chemical and biological attacks, such as sarin gas or explosive devices.

     Indoor Air Quality (IAQ)

     Indoor air pollution is ranked as the highest risk to human health among all types of environmental problems, according to the Environmental Protection Agency. Improvements in indoor climate control, with advancements in window technology, have reduced air exchange within enclosed buildings. This leads to stale air
(increasing concentrations of carbon dioxide), and rising humidity levels. Biological pollutants (including allergens, toxic mold etc.), as well as chemical pollutants (off-gas contaminants from cleaners, building materials, etc.) are familiar causes of respiratory illnesses.

     Food Processing and Distribution

     Safety of the food supply is of paramount concern, and regulatory entities such as the U.S. Food and Drug Administration ("FDA") have strict guidelines and regulations for the testing and approvals of raw materials and final food products. According to the Centers for Disease Control, food-borne pathogens cause 325,000 hospitalizations, 5,200 deaths and an unknown number of chronic conditions in the U.S.

     Medical Diagnostics

     Several market opportunities exist with medical applications. Respiratory and urinary tract infections (UTI) are two of the most common reoccurring infections in the general population. A quick diagnostic screening sensor that can indicate both the presence of bacterial infection and give a definitive identification of the pathogen will provide several benefits to patients, hospitals and laboratories, including the administration of the correct treatment from the onset, reduction in the number of laboratory tests and reduced exposure to unnecessary antibiotics.

(b)  Product Manufacturing

     Senz-IT intends to subcontract the component manufacturing to two firms, expert in their respective fields, and do the final assembly of the product in a company-managed facility. The two firms, both public companies, are based in New York. The first will manufacture the sensor elements themselves while the second will manufacture and assemble the electronics necessary to read and interpret the sensor elements. It is anticipated that memorandums of understanding will be entered into with these two companies in the second quarter of 2006, with definitive agreement signed in the last quarter of the year.

(c)  New Product Development, Patents, and Licenses

     The major activity for Senz-IT during the coming year is intended to be product development, working with the technology developed by Dr. Frank Bright at the University of Buffalo, and using the SUTI developed product development methodology. The first product offerings will be sensor units supplied to Isotec to be imbedded with in the portals, and a building air quality product to detect amongst other elements mold. The tasks that must be achieved are: the selection of analytes (substances or chemical constituents that are undergoing analysis) for Isotec portals, developing the sensor elements (sub contract manufacturing), develop the electronic components (sub contract manufacturing), alpha testing, develop industrial design and mechanical packaging (in conjunction with the Isotec engineering staff for the portal product), develop detection algorithms and software (sub contract development), component integration into final product and beta testing.

(d)  Sales, Marketing and Distribution

     The Senz-It product lines are intended to be a series of sensor products utilizing a novel new detection technology that is highly specific and sensitive to target analytes. The sensors will be small, economical to produce and use, and are extremely stable resulting in products that are portable, affordable and can be employed for long periods of time in remote and hard to access areas.

     The Senz-It marketing and sales program is intended to target innovators and early adaptors. The company will begin with a Western Regional office in Southern California, expanding in subsequent years to a total of six regional offices. Direct end users, to include government agencies, will also be a focus.

(e)  The Market

     Senz-It intends to compete in the worldwide sensor industry, with products in the narrow category of sensing systems, best understood as electronic noses ("e-nose") or devices for machine olfaction. Senz-It answers challenges in the following categories:

     - multiple target substances;

     - multiple analytes for each target substance;

     - sensing that is analogous to human or animal olfaction in discerning patterns of analytes;

     - sensor systems and devices that are small and easily deployed, including in remote settings.

(f)  Competition

     The standard of use in Homeland Security for explosives detection is dogs. Certification standards for reliability rates are greater than 92%. Cost is an issue and according to the Federal Aviation Administration the cost of maintaining one properly trained officer/canine team at a major US airport is about $165,000/year.

     Surface Acoustic Wave Technology (SAW) uses polymers as the active sensing material. The polymers can have long-term stability issues that cause a drift in the response and therefore may require frequent recalibration.

     Conducting Polymer Sensors (CPS) measure the changes in the conductivity of a polymer as it is exposed to various types of chemicals.

     Monitoring for standard Indoor Air Quality (IAQ) markers is an established process, and there are multiple companies that provide sensing devices and/or lab support services for analyzing air quality.

     The business of food processing diagnostics and analytes is a growing market. There are many testing protocols currently in use. Most tests are conducted in the laboratory. Sensors are considered to be the next major technology breakthrough with advantages in size, portability, sensitivity, specificity, cost and response time.

     The use of odor sensors for medical applications is a recent development. There is much research ongoing to identify compounds related to disease states and metabolic disorders. To date there are only a few instances of the technology in use for clinical purposes.

(g)  Effects of Compliance with Environmental Laws

     At the current time this is an issue that will be dealt with in the ongoing product development process.

(h)  Sources and Availability of Raw Materials

     Raw materials for the intended Senz-It products are widely available. The Company has already contracted with two public companies for component parts, materials and packing.

(i)  Dependence on Major Customers

     Senz-It will have several options in known distribution channels in the four prime markets.

(j)  Need for Government Approval

     The medical diagnostic products will require a 510(k) FDA submission. Other markets will require validation through testing, sampling and comparisons with existing products.

(k)  Effect of Government Regulation on Business

     Government regulations for the 510(k) process are well known.
The company will utilize the services of an outside regulatory affairs consultant.

(l)  Management and Organization.

     The future of Senz-It will depend on management's ability to;

     - expand the marketing and sales efforts with dealers, government and international;

     - continue to maintain the technical edge in its production and quality;

     - develop and market innovative products, at profitable price points;

     - manufacture units at more cost-effective levels in rapid growth mode; and

     - obtain strategic alliances and complimentary businesses to maximize profit potential.

(m)  Employees

     Currently, Senz-It has no employees.

Risk Factors.

     Investing in the Company involves a number of significant risks relating to our business. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

Risks Related to Our Business.

(a) History Of Losses May Continue, Requiring Additional Sources Of Capital, Which May Result In Curtailing Of Operations And Dilution To Existing Stockholders.

     The Company incurred a net loss of $600,507 for the period from inception (March 4, 2005) through December 31, 2005. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, we will continue to incur losses. The Company will continue to incur losses until it is able to establish significant levels of business. Our possible success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of our control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force us to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges. Based on the current funding arrangement with the Golden Gate Investors, Inc., the Company does not anticipate that it will require additional funds to continue operations for the next twelve months. In the event that the financing arrangement with Golden Gate is terminated or if we need additional financing, there can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. The inability to obtain sufficient funds from operations or external sources would require us to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.

(b) Independent Auditors Have Expressed Substantial Doubt About the Company's ability to Continue As A Going Concern, Which May Hinder The Ability To Obtain Future Financing.

     In its report dated April 21, 2006, the Company's independent auditor stated that the financial statements for the period from inception (March 4, 2005) through December 31, 2005 were prepared assuming that the Company would continue as a going concern. Our ability to continue as a going concern is an issue raised as a result of cash flow constraint, an accumulated deficit of $1,596,462 at December 31, 2005 and recurring losses from operations. The Company continues to experience net losses. Our ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders' deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(c) The Company May Not Be Able To Accommodate Rapid Growth Which Could Decrease Revenues And Result In A Loss Of Customers.

     The Company has developed innovative systems and processes to establish itself as a factor in the field of transparent security and automated passage control, and has installed systems for such locations as Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank and the United States Air Force and United States Department of
Energy. To manage anticipated growth, we must continue to implement and improve our operational, financial and management information systems. The Company must also hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage our relationships with end users, suppliers and other third parties. Our expansion could place a significant strain on our current services and support operations, sales and administrative personnel, capital and other resources. The Company could also experience difficulties meeting demand for our services.
The Company cannot guaranty that our systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. Our failure to effectively manage growth could adversely affect our business and financial results.

(d)  Protection of Proprietary Rights May Affect Our Success and
Ability to Compete.

     The Company's success and ability to compete will be dependent in part on the protection of our potential patents, trademarks, trade names, service marks and other proprietary rights. We intend to rely on trade secret and copyright laws to protect the intellectual property that we plan to develop, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop products that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our proprietary information without authorization. In addition, certain of our know-how and proprietary technology may not be patentable.

     The Company may rely on certain intellectual property licensed from third parties, and may be required to license additional products or services in the future, for use in the general operations of its business plan. There can be no assurance that these third party licenses will be available or will continue to be available to us on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on our business, financial condition or operating results.

     There is a risk that some of our products may infringe the proprietary rights of third parties. In addition, whether or not our products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the Company, it may be required to modify its products or seek licenses for these intellectual property rights.
We may not be able to modify our products or obtain licenses on commercially reasonable terms, in a timely manner or at all. Our failure to do so could have a negative affect on its business and revenues.

(e)  Dependence on Suppliers May Affect the Ability of Us to Conduct
Business.

     The Company depends upon a number of suppliers for components of its products. There is an inherent risk that certain components of our products will be unavailable for prompt delivery or, in some cases, discontinued. The Company has only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force the Company to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If we are unable to obtain components in a timely manner, at an acceptable cost, or at all, we may need to select new suppliers, redesign or reconstruct processes used to build its devices. In such an instance, the Company would not be able to manufacture any devices for a period of time, which could materially adversely affect its business, results from operations, and financial condition.

(f) The Company Faces Strong Competition in Our Market, Which Could Make It Difficult for It to Generate Income

     The market for the Company's products is competitive. Our future success will depend on our ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

     Some of our competitors have:

     - longer operating histories;

     - larger customer bases;

     - greater name recognition and longer relationships with clients;
       and

     - significantly greater financial, technical, marketing, public relations and managerial resources than the Company.

     Competitors may develop or offer services that provide significant technological, creative, performance, price or other advantages over the products offered by the Company . If we fail to gain market share or lose existing market share, our financial condition, operating results and business could be adversely affected and the value of the investment in the Company could be reduced
significantly.   We may not have the financial resources, technical
expertise or marketing, distribution or support capabilities to compete successfully.

(g) The Company Could Fail To Develop New Products To Compete in this Industry of Rapidly Changing Technology, Resulting in Decreased Revenue

     The markets in which the Company competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that our existing products will continue to be properly positioned in the market or that we will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance. As competition in the electronic payments industry increases, it may become increasingly difficult for the Company to be competitive.

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

(h)  New Versions of the Company's Products May Contain Errors or
Defects, Which Could Affect Its Ability to Compete.

     The Company's products are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of our products. The Company may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments or be required to compensate customers for such limitations or errors, as a result of which our business, cash flow, financial condition and results of operations could be materially adversely affected.

(i) The Company's Ability to Grow is Directly Tied to Its Ability to Attract and Retain Customers, Which Could Result in Reduced Income

     The Company has no way of predicting whether its marketing efforts will be successful in attracting new business and acquiring substantial market share. If our marketing efforts fail, we may fail to attract new customers and fail to retain existing ones, which would adversely affect our business and financial results.

(j) If Government Regulation of Our Business Changes, the Company May Need to Change the Manner in Which It Conducts Business, or Incur
Greater Operating Expenses.

     The adoption or modification of laws or regulations relating to our business could limit or otherwise adversely affect the manner in which we currently conduct our business. If the Company is required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause us to incur additional expenses or alter our business model.

     The manner in which legislation may be interpreted and enforced cannot be precisely determined and may subject either us or our customers to potential liability, which in turn could have an adverse effect on our business, results of operations and financial condition.

(k) The Company's Success Is Largely Dependent on the Abilities of Its Management and Employees.

     The Company's success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company's senior management, including its chief executive officer, could have a material adverse effect on our business and prospects.

     The Company intends to recruit in fiscal year 2006 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on our business. As a result, we may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

(l) Any Required Expenditures as a Result of Indemnification Will Result in a Decrease of Our Net Income.

     The Company's articles of incorporation include provisions to the effect that we may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of our directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by us in covering any liability of such persons or in indemnifying them.

Risks Relating to the Financing Arrangements.

(a) Adjustable Conversion Price Feature of Debentures May Require the Issuance of Greater Number of Shares, Which May Result in Dilution.

     On January 23, 2006, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. Under this agreement, Golden Gate agreed to purchase from the Company a convertible debenture in the aggregate principal amount of $100,000. The conversion price is equal to the lesser of (i) $0.20, or (ii) 80% of the average of the 3 lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert. The number of shares into which this debenture may be converted was changed to equal to the dollar amount of the debenture being converted multiplied by 110, minus the product of the conversion price multiplied by 100 times the dollar amount of the debenture being converted, and the entire foregoing result divided by the conversion price

     In conjunction with the debenture, the Company issued to Golden Gate a warrant, dated January 23, 2006, to purchase 10,000,000 shares of common stock of the company, exercisable at $1.09 per share. The Company also issued to Golden Gate a warrant, dated January 23, 2006, to purchase up to that number of shares of common stock equal to $2,750,000 divided by 120% of the average of the current market prices of the common stock for the 20 trading days prior to January 23, 2006.

     As of May 1, 2006, the Company had 200,847,958 shares of common stock issued and 171,041,035 shares issued and outstanding (the difference between the two numbers is the number of shares held by the Company's transfer agent in escrow for future issuances under the Company's Stock Incentive Plan), a convertible debenture outstanding totaling $100,000, an outstanding warrant to purchase 10,000,000 shares of common stock, and an outstanding warrant for $2,750,000.
The number of shares of common stock issuable upon conversion of the outstanding convertible debenture and the second warrant may increase if the market price of our stock declines. The sale of these shares may adversely affect the market price of the Company's common stock.

     The Company's obligation to issue shares upon conversion of the convertible debenture is essentially limitless. At 80% of the closing price of $0.011 as of May 1, 2006 ($0.0088), the debenture would be convertible into 11,363,636 shares of common stock. The following is an example of the amount of shares of our common stock that would be issuable upon conversion of the convertible debenture (excluding accrued interest), based on market prices 25%, 50% and 75% below the closing price as of May 1, 2006 of $0.011 per share:

                                                                    % of
% Below      Price Per      With Discount        of Shares      Outstanding
Market         Share            at 20%           Issuable        Stock (1)

25%          $0.00825         $0.0066            15,151,515         8.14%

50%          $0.00550         $0.0044            22,727,273        11.73%

75%          $0.00275         $0.0022            45,454,545        21.00%

(1) After the current outstanding shares are added to the shares issued.

The Company's obligation to issue shares upon conversion of the $2,750,000 warrant is essentially limitless. At 120% of the closing price of $0.011 as of May 1, 2006 ($0.0132), the debenture would be convertible into 208,333,333 shares of common stock. The following is an example of the amount of shares of our common stock that would be issuable upon conversion of this warrant, based on market prices 25%, 50% and 75% below the closing price as of May 1, 2006 of $0.011 per share:

                                                                  % of
% Below      Price Per      With Premium        of Shares      Outstanding
of Market      Share           at 120%           Issuable        Stock (1)

25%          $0.00825        $0.0099            277,777,778       61.89%

50%          $0.00550        $0.0066            416,666,667       70.90%

75%          $0.00275        $0.0033            833,333,333       82.97%

(1) After the current outstanding shares are added to the shares issued.

As illustrated, the number of shares of common stock issuable upon conversion of the convertible debenture and the warrant will increase if the market price of the stock declines, which may cause dilution to the existing stockholders.

(b) Conversion Price Feature of Debenture May Encourage Short Sales in the Company's Common Stock.

     Golden Gate is contractually required to exercise its warrants and convert it convertible debenture on a concurrent basis. The issuance of shares in connection with the exercise of the warrants and conversion of the convertible debentures results in the issuance of shares at an effective 20% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as the selling stockholder converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. Golden Gate could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion or exercise of debentures, warrants and options, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

     Under the Securities Purchase Agreement covering the debenture, Golden Gate has contractually agreed that so long as the debenture is outstanding neither that company nor its affiliates will at any time engage in any short sales with respect to the Company's common stock, or sell put options or similar instruments with respect to the Company's common stock.

(c) Issuance of Shares upon Conversion of Debenture and Warrants May Cause Substantial Dilution to Existing Stockholders.

     The issuance of shares upon conversion of the convertible notes and exercise of warrants may result in substantial dilution to the interests of other stockholders since the selling stockholder may ultimately convert and sell the full amount issuable on conversion. Although the selling stockholder may not convert the convertible debenture and/or exercise the warrants if such conversion or exercise would cause them to own more than 9.99% of our outstanding common stock, this restriction does not prevent the selling stockholder from converting and/or exercising some of their holdings and then converting the rest of their holdings. In this way, the selling stockholder could sell more than this limit while never holding more than this limit.

(d) If Stock Price Declines, the Company May Be Required to File A Subsequent Registration Statement Covering Additional Shares.

     Based on the Company's current market price and the potential decrease in its market price as a result of the issuance of shares upon conversion of the convertible debentures, the company has made a good faith estimate as to the amount of shares of common stock that it is required to register and allocate for conversion of the convertible debentures. In the event that our common stock price remains the same as the closing price of $0.011 as of May 1, 2006, or decreases, the shares of common stock we have allocated for conversion of the convertible debentures and are registering hereunder will not be adequate. If the shares we have allocated to the registration statement are not adequate and we are required to file an additional registration statement, we may incur substantial costs in connection with the preparation and filing of such registration statement.

(e) If the Company is Unable to Issue Shares of Common Stock upon Conversion of the Convertible Debenture for Any Reason, It Would be Required to Pay Certain Penalties.

     If the Company were unable to issue shares of common stock upon conversion of the convertible debenture as a result of our inability to increase our authorized shares of common stock or as a result of any other reason, we would be required to:

     - Pay late payments to Golden Gate for late issuance of common stock upon conversion of the convertible debenture, in the amount of $100 per business day after the delivery date for each $10,000 of convertible debenture principal amount being converted or redeemed.

     - In the event the Company is prohibited from issuing common stock, or fails to timely deliver common stock on a delivery date, or upon the occurrence of an event of default, then at the election of Golden Gate, the Company must pay to Golden Gate a sum of money determined by multiplying up to the outstanding principal amount of the convertible debenture designated by Golden Gate by 130%, together with accrued but unpaid interest thereon

     - If ten days after the date we are required to deliver common stock to Golden Gate pursuant to a conversion, Golden Gate purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by Golden Gate of the common stock which it anticipated receiving upon such conversion (a "Buy-In"), then we are required to pay in cash to Golden Gate the amount by which its total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds the aggregate principal and/or interest amount of the convertible debenture for which such conversion was not timely honored, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full.

     In the event that the Company is required to pay penalties to Golden Gate, the Company may be required to curtail or cease operations.

(f)  Repayment of Debenture, If Required, Would Deplete Available
Capital, or Could Result in Legal Action if Not Repaid.

     The Company anticipates that the full amount of the convertible debenture, together with accrued interest, will be converted into shares of its common stock, in accordance with the terms of the convertible debenture. If the Company were required to repay the convertible notes, we would be required to use its limited working capital and/or raise additional funds. If we were unable to repay the debentures when required, the debenture holder could commence legal action against the Company and foreclose on assets to recover the amounts due. Any such action may require the company to curtail or cease operations.

Risks Relating to the Company's Common Stock.

(a)  The Company's Common Stock Price May Be Volatile.

     The trading price of the Company's common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond our control and may not be directly related to our operating performance. These factors include the following:

     - price and volume fluctuations in the overall stock market from time to time;

     - significant volatility in the market price and trading volume of securities of companies in the same business as the Company;

     - changes in regulatory policies with respect to the business of the Company;

     - actual or anticipated changes in our earnings or fluctuations in our operating results;

     - general economic conditions and trends;

     - loss of a major funding source; or

     - departures of key personnel.

     Due to the continued potential volatility of our stock price, the Company may be the target of securities litigation in the future.
Securities litigation could result in substantial costs and divert management's attention and resources from our business.

(b)  Absence Of Cash Dividends May Affect Investment Value Of Our
Common Stock.

     The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of our business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

(c)  No Assurance Of Public Trading Market And Risk Of Low Priced
Securities May Affect Market Value Of Our Common Stock.

     The Securities and Exchange Commission ("SEC") has adopted a number of rules to regulate "penny stocks." Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company may constitute "penny stocks" within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded in the Over the Counter Bulletin Board or the Pink Sheets), the rules would apply to the Company and to its securities.

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

     There has been only a limited public market for the common stock of the Company. Our common stock is currently traded on the Bulletin Board. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the market value of our securities. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company's common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

     Potential stockholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;
(ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) "boiler room" practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) the wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(d) Failure To Remain Current In Reporting Requirements Could Result In Delisting From the Over The Counter Bulletin Board.

     Companies trading on the Bulletin Board, such as the Company, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under
Section 13, in order to maintain price quotation privileges on the Bulletin Board. If we fail to remain current in our reporting requirements, the Company could be delisted from the Bulletin Board.

     In addition, the National Association of Securities Dealers,
Inc., which operates the Bulletin Board, has adopted a change to its Eligibility Rule. The change makes those Bulletin Board issuers that are cited for filing delinquency in its Form 10-KSB's/Form 10-QSB's three times in a 24-month period and those Bulletin Board issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the Bulletin Board for a period of one year. Under this rule, a company filing with the extension time set forth in a Notice of Late Filing (Form 12b-25) is not considered late. This rule does not apply to a company's Current Reports on Form 8-K.

     As a result of these rules, the market liquidity for our common stock could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

(e)  Failure to Maintain Market Makers May Affect Value of Our Common
Stock.

     If the Company is unable to maintain National Association of Securities Dealers, Inc. member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions, and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

ITEM 2.  DESCRIPTION OF PROPERTY.

     The principal executive offices for the Company, Inc for 2005 were in Westminster, Colorado and consisted of 1,976 square feet with a total rental rate of $2,865 for the month of January 2005 and increasing to $2,933 for the months of February 2005 through December of 2005. The Colorado lease obligation ended in January of 2006. In October of 2005, the Company moved its headquarters to Newport Beach, California to 500 square feet at $800 per month, on a month-to-month basis. In addition, the Isotec, Inc. manufacturing division leases a 4,800 square foot facility with total operating monthly rent of $3,768 per month in Westminster, Colorado.

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

     On July 27, 2005, the Company settled this matter. Under the terms of this settlement, the Company was obligated to pay the sum of $116,000 over a period of four years in semi-annual instalments, beginning on October 1, 2005. The plaintiffs were obligated to pay the Company the sum of $2,000 per instalment payment to reimburse it for administrative costs in connection with the payment. Accordingly, the Company assumed a settlement liability of $116,000 from World Am, Inc. on August 31, 2005, with $29,000 recorded as short-term or amounts due within one year and $87,000 recorded as long-term.

     Management has been advised by local legal counsel that the settlement is now unenforceable in the State of Colorado because the action dismissed the plaintiff with prejudice, and cannot be presented in any other jurisdiction. The actions that lead to this involved the procedures under which the complaint was filed and the settlement reached and recorded. In addition, this legal counsel has advised that a new action cannot be refilled since the relevant statute of limitations on this matter has expired. Accordingly, the Company has eliminated the settlement liability and recorded a settlement gain of $116,000 as of December 31, 2005.

     (b) On October 25, 2004, a complaint was filed in the United States District Court, District of Colorado: Mitchell Vince V. Isotec, Inc. and World Am, Inc. The complaint alleges that Isotec terminated Mr. Vince without cause prior to the expiration of the term of an alleged employment agreement. The complaint seeks monetary damages of $240,000. The Company has retained counsel in the matter and responsive pleadings have been filed. The suit has not been settled.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None.

PART II.

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

     The Company's common stock trades on the Over the Counter Bulletin Board under the symbol "WDAM"; prior to the reverse stock split on January 21, 2005, the symbol was "WLDI". The Company began using this symbol on December 1, 2000 following a 30 for 1 reverse split; prior to that, the Company traded under the symbol "WLDC". The range of closing bid prices shown below is as reported by the Over the Counter Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions, and are shown to reflect the 1 for 100 reverse split of the common stock that occurred on January 21, 2005.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2005

                                                 High      Low

Quarter Ended December 31, 2005                  0.036     0.003
Quarter Ended September 30, 2005                 0.02      0.004
Quarter Ended June 30, 2005                      0.19      0.007
Quarter Ended March 31, 2005                     0.25      0.13

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended on December 31, 2004

                                                 High      Low

Quarter Ended December 31, 2004                  0.35      0.11
Quarter Ended September 30, 2004                 0.46      0.21
Quarter Ended June 30, 2004                      1.10      0.46
Quarter Ended March 31, 2004                     1.23      0.31

Holders of Common Equity.

     As of May 1, 2006, the Company had approximately 100 record holders of its common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers, and registered clearing agencies.

Dividend Information.

     The Company has not declared or paid a cash dividend to stockholders since it was organized. The board of directors presently intends to retain any earnings to finance our operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon our earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

     Except as follows, all sales of unregistered (restricted) securities during the fiscal year ended on December 31, 2005 have been previously reported either in a Form 10-QSB or in a Form 8-K:

     On October 10, 2005, the Company granted options to purchase shares of company common stock to the following current and former directors (total of 82,500,000 shares): (i) James Alexander: 45,000,000 shares to cover accrued but not paid salary owed to him by the company;
(ii) Robert Hovee: 18,750,000 shares (subsequently reduced on November
17, 2005 to 2,000,000 shares) to cover services to be performed for company; (iii) David J. Barnes: 9,375,000 shares (subsequently reduced on December 8, 2005 to 2,000,000 shares) to cover services to be performed for the company; and (iv) James R. Largent: 9,375,000 shares (subsequently reduced on December 8, 2005 to 2,000,000 shares) to cover services to be performed for the company. These options are exercisable into free trading shares of common stock under the Company's Employee Stock Incentive Plan. At various times between that date and December 31, 2005, the Company granted additional options to various individuals up to the total of 125,000,000 granted during the year.

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

     On August 31, 2005, the Company, Inc. consummated an agreement to acquire all of the issued and outstanding capital stock of Senz-It, Inc. from SUTI Holding, LP ("SUTI"), in exchange for 55 shares of the Company's Class B preferred stock and a warrant for 18,000,000 shares of common stock. The exercise price of the common shares under these warrants is $0.0001 per share. The warrants vest immediately and expire in August 2010. Each share of Class B preferred stock is convertible into 1% of the outstanding common shares of the Company, including the common stock equivalents of all unexercised warrants, options and convertible securities, or a minimum of 7,272,728 shares of common stock. Each share of Class B preferred stock is entitled to the number of votes to which the holder would be entitled if it had converted its shares of Class B preferred stock at the time of voting.

     According to the terms of the acquisition agreement, the warrants and the preferred stock were issued upon the closing of this transaction on August 31, 2005. Under the terms of this agreement, the Company is obligated, among other things, to raise capital in the amount of $4,000,000 to support the product development of Senz-It, Inc. by June 30, 2006. If sufficient funds are not raised, SUTI has the right to rescind the acquisition agreement.

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

     Fundraising efforts to move Senz-It to an engineering prototype phase were initiated during the fourth quarter of 2005. The technology represented by Senz-It represents an innovative advancement in the field of micro-sensors that have applications in homeland security, indoor air quality monitoring, food processing and health care. The products are in the developing field of "electronic noses" and can identify patterns of molecules present in air or liquid environments for significantly less cost than current approaches.

     Prior to the transaction discussed above, the Company was a public company with assets of $88,656, liabilities totalling $1,075,978, and 66,570,285 shares of common stock issued and outstanding; Senz-It was a privately-held, non-operating development stage company. The transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the transaction is equivalent to the issuance of stock by a development stage company (Senz-It, Inc.) for the net monetary assets of a public company (World Am, Inc.), accompanied by a recapitalization. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill and other intangible assets were not recorded. Accordingly, these consolidated financial statements are the historical financial statements of Senz-It, Inc.

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

(a)  Revenues.

     Revenues for the period ended December 31, 2005 were $212,772. The cost of revenues for the period ended December 31, 2005, was $115,785, or approximately 54% of gross revenues. The principal reason for the high cost of revenues is that certain costs, such as shop overhead, are inelastic with respect to production volume. As a result, with the absence of additional operational funding or increased orders, the Company's ability to continue as a going concern is still in doubt.

(b)  General and Administrative Expenses.

     General and administrative expenses for the period ended December 31, 2005 were $787,491, or approximately 370% of revenue. The operating expenses reflect the impact of the use of restricted common and S-8 stock to compensate needed services by various professionals and consultants in the absence of equity funding. However, management has taken actions to significantly reduce general and administrative expenses. These actions include facility consolidation and reduction in the use of outside professionals and consultants whenever practical.

(c)  Other Income (Expense).

     The Company realized other income of $89,998 for the period ended December 31, 2005, which resulted primarily from the advice given to management that was advised by legal counsel that the settlement is unenforceable in the State of Colorado and is prevented from being presented in any other jurisdiction. The actions that lead to this involved the procedures under which the complaint was filed and the settlement reached and recorded. Accordingly, the Company has eliminated the settlement liability and recorded a settlement gain of $116,000 as of December 31, 2005.

(d)  Net Operating Loss.

     The net loss from operations for the period ended December 31, 2005 was $600,507. Management has attempted to control expenses and to increase the net results of operations, however, less than expected sales revenues and continued dependence upon stock compensation to employees, consultants and professionals have resulted in continued losses.

(e)  Net Operating Loss Carry forward.

     For the period ended December 31, 2005, the Company had a net operating loss carry forward of $10,941,018, of which $10,340,511 was incurred prior to the Senz-It acquisition. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance.

     As of December 31, 2005, the Company has available net operating loss carryforwards that will expire in various periods through 2025. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under
Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

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

Operating Activities.

     The net cash used in operating activities was $327,442 for the period ended December 31, 2005.

Liquidity and Capital Resources.

     As of December 31, 2005, the Company had total current assets of $46,663 and total current liabilities of $1,183,772, resulting in a working capital deficit of $1,137,109. At December 31, 2005, the Company's assets consisted primarily of net accounts receivable of $24,108, inventory of $12,152, and cash of $10,403. As a development stage company that began operations in 2005, the Company has incurred $600,507 in total losses from inception through December 31, 2005. The Company has an accumulated deficit of $1,596,462 as of December 31, 2005.

     These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent accountants' audit report included in this Form 10-KSB includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

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

     Our current cash flow from operations will not be sufficient to maintain our capital requirements for the next twelve months. Accordingly, the Company will continue raising capital through equity instruments. The Company believes it will need to raise up to $5,000,000 during the next twelve months so it may continue executing its business plans. Whereas the Company has in the past raised capital (in the absence of any equity investment, the Company has previously relied upon short-term borrowings in the form of purchase order and invoice factoring), no assurance can be given that these sources of financing will continue to be available to us and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. As of December 31, 2005, the Company had no significant sources of liquidity. The financial statements do not include any adjustments relating to the recoverability and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     The net cash provided by financing activities was $336,910 for the period ended December 31, 2005, primarily from the exercise of employee stock options.

Contractual Obligations.

     The Company was obligated under a capital lease for manufacturing equipment. For financial reporting purposes, minimum lease payments relating to the equipment were capitalized. The final payment on the capital lease, amounting to $8,175 was the only remaining capital lease obligation. However, the Company has renegotiated the lease terms. The Company is no longer obligated to pay the final payment until it chooses to do so. Until the final payment is made, the equipment is now on a month-to-month rental; the lessor requires a monthly rental payment of $425. The Company has the right to return the equipment to the lessor at any time.

     As a result, the Company has reclassified the obligation from a capital lease to an operating lease. This requires the Company to remove both the lease obligation and the remaining book value of the manufacturing equipment from the balance sheet. Equipment under this capital lease totals $10,563, which is net of accumulated depreciation totaling $3,026. This is $2,388 in excess of the remaining capital lease obligation, resulting in a non-cash loss of $2,388.

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

Critical Accounting Policies.

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the Commission has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) stock based compensation arrangements; and (c) revenue recognition. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the company reports in its financial statements.

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

ITEM 7.  FINANCIAL STATEMENTS.

     Consolidated financial statements as of and for the period from March 4, 2005 (inception of Senz-It) through December 31, 2005 are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     None.

ITEM 8A.  CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

     The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities
Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

     As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company's principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC's rules and forms. In addition, the Company's principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

ITEM 8B.  OTHER INFORMATION.

Subsequent Events.

(a)  Stock issuances:

     (1) On January 6, 2006, the Company issued 12,000,000 shares of common stock to a consultant as payment for fees of $122,400 related to the merger and other matters ($0.0102 per share); of those shares, 8,000,000 were restricted.

     (2) During January 2006, the Company granted options to purchase 6,440,000 shares of the Company's common stock pursuant to the Amended and Restated Employee Stock Incentive Plan. The options were immediately exercised. The shares had a fair value of $60,220 ($0.009 per share).

     (3) 25,000,000 shares issued to the Company's transfer agent, Island Stock Transfer, during February 2006 to hold in escrow for eventual issuance for the employee stock option plan. Escrowed shares are included in issued shares, but not in outstanding shares until such time as they are granted and exercised. The Company had a total of 17,620,000 shares held in escrow as of December 31, 2005.

     (4) During February 2006, the Company granted options to purchase 4,773,077 shares of the Company's common stock pursuant to the Amended and Restated Employee Stock Incentive Plan. The options were immediately exercised. The shares had a fair value of $88,039 ($0.018 per share).

     (5) 30,879,999 shares were issued during March under the exercise of various warrants, including 17,880,000 shares issued to Select University Technologies, Inc. (on March 7, 2006, SUTI Holdings, LP assigned the warrant for 18,000,000 shares it received in the acquisition of Senz-It by the Company on August 31, 2005 to Select University Technologies, Inc. which exercised the warrants in a cashless transaction that resulted in the issuance of 17,880,000 restricted shares of common stock; the balance of 120,000 shares was withheld in the cashless exercise of this warrant). All shares were restricted.

     (6) During March 2006, the Company issued 500,000 shares of common stock for services totalling $7,000 ($0.0140 per share).

     (7) During March 2006, the Company granted options to purchase 1,300,000 shares of the Company's common stock pursuant to the Amended and Restated Employee Stock Incentive Plan. The options were immediately exercised. The shares had a fair value of $22,100 $0.017 per share).

     (8) During April 2006, the Company granted options to purchase 300,000 shares of the Company's common stock pursuant to the Amended and Restated Employee Stock Incentive Plan. The options were immediately exercised. The shares had a fair value of $6,300 $0.021 per share).

     (9) During April 2006, the Company issued 1,300,000 shares of common stock for services totalling $18,200 ($0.014 per share).

     (b) During June 2004, the Company entered into a loan agreement with a lender whereby the lender agreed to use its best efforts to provide the Company a loan in the maximum amount of $2,000,000 subject to certain terms and conditions. The Company agreed to issue 1,370 shares of Class A preferred stock that is convertible to common stock at a ratio of 1-to-1,000,000 as collateral on the loan. The shares were issued in June 2004. The lender did not fund the loan and accordingly, the Company provided a written demand for the return of the shares; the certificate for 1,370 shares was returned to the Company and cancelled.

     During May 2005, the Lender assigned all rights set forth in the loan agreement to Coldwater Capital Partners, LLC. On this basis, a certificate for 1,370 shares of Class A preferred stock was issued on June 4, 2005. On July 21, 2005, the Company authorized that one share of the Class A preferred stock be converted into 1,000,000 restricted shares of common stock. The Company never received any funding under this loan agreement. Therefore, in January 2006 the Company made the determination to cancel the balance of 1,369 shares of Class A preferred stock. The Company is analyzing its alternatives with regard to the 1,000,000 share conversion.

     (c) On January 23, 2006, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. (see Exhibit 4.17). Under this agreement, Golden Gate agreed to purchase from the Company a convertible debenture in the aggregate principal amount of $1,000,000 (see Exhibit 4.18). The conversion price is equal to the lesser of (i) $0.20, or (ii) 80% of the average of the 3 lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert.

     In conjunction with the debenture, the Company issued to Golden Gate a warrant, dated January 23, 2006, to purchase 10,000,000 shares of common stock of the company, exercisable at $1.00 per share (see
Exhibit 4.19). The Company also issued to Golden Gate a warrant, dated January 23, 2006, to purchase up to that number of shares of common stock equal to $2,750,000 divided by 120% of the average of the current market prices of the common stock for the 20 trading days prior to January 23, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to January 23, 2006 (see Exhibit 4.20).

     Under an addendum to the debenture and the warrant (dated
February 7, 2006), the following was amended (among other things): (a) the principal amount of the debenture was reduced to $100,000; (b) the number of shares into which this debenture may be converted was changed to equal to the dollar amount of the debenture being converted multiplied by 110, minus the product of the conversion price multiplied by 100 times the dollar amount of the debenture being converted, and the entire foregoing result divided by the conversion price; and (c) the exercise price of the first warrant was increased to $1.09 per share, with the warrant exercised in an amount equal to 100 times the amount of the debenture being converted (see Exhibit
4.22).  With the execution of this addendum, this transaction was closed.

     In connection with this agreement, the Company also granted to Golden Gate certain rights under a registration rights agreement, dated January 23, 2006, to the shares to be issued upon conversion of the debenture and the warrants (see Exhibit 4.21).

     Golden Gate provided the Company with an aggregate $150,000 on February 7, 2006, as follows:

     - $100,000 for the debenture was disbursed directly to the Company;
       and

     - $50,000 has been retained for services provided to our company by various professionals (this amount represents a prepayment towards the exercise of $1.09 warrant).

     (d) On February 7, 2006, the Company's Stock Incentive Plan was amended and restated (Amendment No. 4) to change the exercise price under this plan to $0.015 per share.

     (e) On May 18, 2006, the Company's subsidiary, Isotec, Inc., issued a demand promissory note in favor of the Company's controlling shareholder, SUTI Holdings, LP. (see Exhibit 10.10). Under this note, the Company may borrow up to $100,000. These funds are being used to assist in the ongoing operations of the Company. Under the terms of the promissory note in connection with this loan, the principal and all accrued interest is to be no later than 30 days following the commencement date. The principal amount from time to time outstanding is to bear simple interest from the commencement date through the maturity date at a rate equal to 8% of the loan amount. After an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%. The Company has borrowed a total of $19,030 under this note.

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

     There are no family relationships between any two or more of our directors or executive officers. There are no arrangements or understandings between any two or more of our directors or executive officers. There is no arrangement or understanding between any of our directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of our affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officers or directors of the Company.

     David E. Forbes was appointed to the board of directors in June 2002, and was appointed company secretary; he resigned both positions in June 2003. On February 3, 2005, Al Youngs resigned as a director in order to take a consulting position. On November 7, 2005, Robert Hovee was appointed chief executive officer and a director of. On November 10, 2005, the board of directors appointed David J. Barnes and James R. Largent directors. James Alexander resigned as president on November 7, 2005 and as a director on November 11, 2005 in order to pursue other interests. Willis Kollars resigned as secretary and a director on February 2, 2006 in order to pursue other interests. Mr. Barnes was appointed chief financial officer of the Company on February 21, 2006. Mr. Largent was appointed secretary of the Company on March 20, 2006

(a)  Robert A. Hovee, Chief Executive Officer/Director

     Mr. Hovee, age 64, is a veteran senior executive, private investor and entrepreneur. He founded RAH Consulting Group, Inc., a private company focused on new product development, strategic planning, organizational issues, operations and international marketing, in 1994. Mr. Hovee has been an active private investor, board member and advisor to early-stage technology companies for the past 12 years. Earlier, Mr. Hovee was chairman & CEO of Life Support Products, Inc., a private medical technology venture he led from 1983 to 1993. Currently Mr. Hovee serves on the boards of directors of Select University Technology, Inc., a licensor of technologies developed by universities (from July 1997), Curlin Medical, Inc., an infusion pump manufacturer (from June 2000), and Metagenics, Inc., a nutraceutical research and manufacturing company (from July 1997). .

     Mr. Hovee received two B.A. degrees in marketing and international business from the University of Washington, a Masters degree in international management from the Garvin Graduate School of International Management (Thunderbird), where he was the recipient of the Barton Kyle Yount Scholarship.

(b)  David J. Barnes, Chief Financial Officer/Director.

     Mr. Barnes, age 49, served as a financial advisor, from 1983 to 1999, with the firms of UBS Paine Webber, Prudential Securities and Spelman & Company. At Prudential and Spelman, he worked extensively in the areas of corporate finance and corporate and municipal cash management.

     Mr. Barnes served as a board member and chief financial officer of Cage Concepts, a bone cage manufacturer (June 1999 to October
2002), a board member and chair of the audit committee of Advanced Spine Fixation Systems, Inc., a spinal implant manufacturer (October 1990 to February 2003), and a board member of Osteo Implants, an orthopedic product manufacturer (January 2003 to September 2004). Mr. Barnes served as vice president finance and investor relations with Commerce Energy Corporation from August 2004 to December 2004.

     From January 2000 to the present, Mr. Barnes has served as president of Nexus Advisory Corporation. He also serves as chairman of the board and chairman of the audit committee of DataLabs of Irvine, California, an electronic processor of clinical studies (from May 2004). Mr. Barnes received a B.S. degree in criminal justice from San Diego State University in 1978, and also completed a municipal securities management program at Emory University in 1984.

(c)  James R. Largent, Secretary/Director.

      Mr. Largent, age 56, has more than 30 years' experience in the medical device and pharmaceutical industries. Since 2002, he has served as a medical device and pharmaceutical consultant with assignments in the strategic planning, business development and Medicare reimbursement areas. From 1991 to 2002, Mr. Largent served in positions of increasing responsibility with Irvine, California based Allergan, Inc., which engages in the development and commercialization of pharmaceutical products for the ophthalmic, neurological, dermatological, and other markets. From 1996 to 2002, he served as vice president, strategic planning, for this firm., being responsible for corporate strategic planning and business development. Mr. Largent received a B.A. degree in chemistry in 1992 and a Masters degree in business in 1977 at the University of California, Irvine.

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

     Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Company under Rule 16a-3(d) during fiscal 2005, and Form 5 with respect to fiscal 2005, and certain written representations from executive officers and directors, the Company is aware the following reports were not timely filed: (a) Form 4's for Thomas Ferneau, the Company's former chief financial officer that resigned on September 1, 2004, to report the sales of stock on January 12, 13, and 18, 2005; (b) a Form 4's for James Alexander, the Company's former president that resigned on November 11, 2005, to report obtaining an option for 45,000,000 shares on October 10, 2005, the exercise on November 8, 2005 of 500,000 shares of this option and the sale of the underlying shares, and the sale of shares on February 10, 2005, February 15, 2005, March 16, 2005, and July 22, 2005; (c) A
Form 4's for Robert Hovee, the Company's current chief executive officer, to report the exercise on November 8, 2005 of 500,000 shares of the option for 18,750,000 which he obtained on October 10, 2005 (prior to becoming an officer/director of the Company) and the sale of the underlying shares, and the return of 16,250,000 of the shares under this option to the Company on November 17, 2005; (d) Form 3 for David Barnes to report his appointment to the board of directors on November 10, 2005, and a Form 4 to report the return of 6,250,000 of the shares under an option for 9,375,000 that he obtained on October 10, 2005 (prior to becoming an officer/director of the Company) to the Company on December 8, 2005; and (e) Form 3 for James Largent to report his appointment to the board of directors on November 10, 2005, and a Form 4 to report the return of 6,250,000 of the shares under an option for 9,375,000 that he obtained on October 10, 2005 (prior to becoming an officer/director of the Company) to the Company on December 8, 2005. All of these notes Forms have been prepared and filed with the SEC. The Company is unaware that any other required reports were not timely filed.

Committees of the Board of Directors.

     The Company does not have a nominating committee, compensation committee, executive committee of our board of directors, stock plan committee or any other committees, except for an Audit Committee, which is composed of Messrs. Barnes and Largent (who are both independent directors of the company); Mr Barnes has been designated as an Audit Committee financial expert.

Code of Ethics.

     The Company has adopted a code of ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. See Exhibit 14.

ITEM 10.  EXECUTIVE COMPENSATION.

Summary Compensation Table.

     The following table sets forth certain information relating to the compensation paid by the Company during the last three fiscal years to the Company's president/chief executive officer. No other executive officer of the Company received total salary and bonus in excess of $100,000 during the fiscal year ended December 31, 2005 and the two prior fiscal years.



                           Annual compensation                      Long-term Compensation
                                                                 Awards           Payouts
Name and                                  Other           Restricted   Securities
principal                                 annual            stock     underlying       LTIP    All other
position       Year     Salary   Bonus   compensation     award(s)    options/SARs(1) payouts compensation
                          ($)     ($)       ($)             ($)           (#)           ($)       ($)
  (a)           (b)       (c)     (d)       (e)             (f)           (g)           (h)       (i)
Robert A.      2005     $15,000(1)  -        -             -          18,750,000(2)    -         -
Hovee, CEO

James H.       2005     $77,025     -        -             -          45,000,000(4)    -         -
Alexander,     2004     $85,250     -      525            $131,793       308,500(5)    -         -
president (3)  2003     $59,600     -        -             -             200,000(6)    -         -


All stock amounts shown are post-reverse split, which occurred on January 21, 2005.

(1) Of this amount, $15,000 has been paid and the other $15,000 has been accrued but not paid.

(2) This option is exercisable on grant (October 2005), and for a period of 10 years thereafter, at 80% of the closing price on the date of exercise. 500,000 shares covered by this option were exercised and the underlying shares sold on November 8, 2005.
This option was amended on November 17, 2005 so that 16,250,000 of the shares under the option were returned to the Company on that date.

(3) Mr. Alexander resigned as president of the Company on November 7, 2005 and resigned as a director on November 11, 2005.

(4) This option was granted to Mr. Alexander in October 2005 to cover compensation under an existing employment agreement with the Company that the company chose to honor as past of the change in control of the company. This option is exercisable on grant, and for a period of 10 years thereafter, at 80% of the closing price on the date of exercise.

(5) Of the 308,500 (30,850,000 pre-split) shares underlying the options granted in 2004, 136,000 (13,600,000 pre-split) were in the name of Karen Alexander, an employee of the Company and wife of Mr. Alexander.

(6) Of the 200,000 (20,000,000 pre-split) shares underlying the options granted in 2003, 100,000 (10,000,000 pre-split) were in the name of Ms. Alexander.

Individual Option/SAR Grants in Fiscal Year Ended December 31, 2005.



Name                     Number of           Percent of total         Exercise or          Expiration date
(a)                      securities           options/SARs            base price                (e)
                         underlying            granted to               ($/Sh)
                         options/SARs         employees in                (d)
                         granted (#)          fiscal year (1)
                             (b)(1)               (c)
James H.                                                             80% of the
Alexander,                                                           closing price on
former President         45,000,000          36.00%                  the date of
                                                                     exercise (4)      October 10, 2015

Robert A. Hovee, Chief                                               80% of the
Executive Officer        18,750,000 (2)      15.00%                  closing price on
                                                                     the date of
                                                                     exercise (4)      October 10, 2015

David J. Barnes,                                                     80% of the
Chief Financial                                                     closing price on
Officer                   9,375,000 (3)      7.50%                  the date of
                                                                    exercise (4)       October 10, 2015

James R. Largent,                                                   80% of the
Secretary                 9,375,000 (3)      7.50%                  closing price on
                                                                    the date of
                                                                   exercise (4)        October 10, 2015


(1) Based on a total granted during the year of 125,000,000 under the Company's Amended and Restated Employee Stock Incentive Plan
(Amendment No. 3).

(2) This option was originally granted on October 10, 2005 in the amount of 18,750,000. 500,000 shares under this option were exercised on October 17, 2005, prior to Mr. Hovee becoming a director of the Company. This option was amended on November 17, 2005 so that 16,250,000 of the shares under the option were returned to the Company on that date. The remaining 2,000,000 shares under this option were returned to the Company on February 14, 2006.

(3) These options were originally granted on October 10, 2005 in the amount of 9,375,000 each. 1,125,000 shares under each of these options were exercised on October 17, 2005, prior to these individuals becoming directors of the Company. These options were amended on December 8, 2005 so that 6,250,000 of the shares under each of these options were returned to the Company on that date. The remaining 2,000,000 shares under each of these options was returned to the Company and cancelled on February 14, 2006.

(4) The exercise price of these options was amended on February 7, 2005 to $0.015 per share with the adoption of Company's Amended and Restated Employee Stock Incentive Plan (Amendment No. 4).

Aggregated Option/SAR Exercises In Fiscal Year December 31, 2005 and Fiscal Year-End Option/SAR Values.



Name                        Shares acquired on      Value realized       Number of             Value of
(a)                            exercise (#)              ($) (1)         securities            unexercised
                                   (b)                   (c)             underlying            in-the-money
                                                                         unexercised           options/SARs
                                                                         options/SARs          at FY-end
                                                                         at FY-end (#)             ($)
                                                                         Exercisable/          Exercisable/
                                                                         Unexercisable    Unexercisable (2)
                                                                              (d)                  (e)
James H. Alexander                                                         44,500,000
ex-president                     500,000               $430.89             exercisable       $445,000

Robert A. Hovee,                                                           2,000,000 (4)
CEO                              500,000               $1,615.85           exercisable       $20,000

David J. Barnes,                                                           2,000,000 (4)
Director                       1,125,000 (3)           $3,951.46           exercisable       $20,000

James R. Largent,                                                          2,000,000 (4)
Director                       1,125,000 (3)           $3,351.56           exercisable       $20,000


(1) This figure is calculated by determining the difference between the fair market value of the securities underlying the options on the date of exercise and the exercise price of the options on the date of exercise (80% of the closing price on the date of exercise). These options were exercised in a cashless exercise and the underlying securities immediately sold.

(2) Based on the closing price on the last trading day of the year (December 30, 2005) of $0.01 per share.

(3) These option exercises occurred on November 8, 2005, prior to both these individuals becoming directors of the Company.

(4) All these remaining options were returned to the Company on February 13, 2006 and cancelled.

Employment Agreement.

     On February 20, 2002, the Company entered into an employment agreement with Mr. Alexander for the term of three years. On January 20, 2004, the Company further amended this employment agreement. Under Section 2.0 of this agreement, upon a change in control, this agreement is to remain in effect for a period of twelve months beyond the month in which such change of control occurred. Since the change in control of the Company as a result of the Senz-It acquisition occurred in August 2005, then this employment agreement is terminate at the end of August 2006.

     There is no employment agreement in place covering Mr. Hovee.

Other Compensation.

     (a) Directors of the Company who are also employees do not receive cash compensation for their services as directors or members of the committees of the board of directors. All directors may be reimbursed for their reasonable expenses incurred in connection with attending meetings of the board of directors or management committees.

     (b) There are no annuity, pension or retirement benefits proposed to be paid to officers, directors, or employees of the Company in the event of retirement at normal retirement date as there was no existing plan as of December 31, 2005 provided for or contributed to by the Company.

     (c) The Company has adopted various compensation plans for its directors, employees and consultants. We may pay compensation to officers and directors in the future under one or more of these plans.

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of May 1, 2006 (200,847,958 issued and 171,041,035 issued and outstanding (1))
by (i) all stockholders known to us to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group:

Title of Class    Name and Address of            Amount of      Percent of
                    Beneficial Owner             Beneficial       Class
                                                 Owner (1)         (2)

Common Stock      SUTI Holdings, LP,             400,000,040 (3)   70.05%
                  4040 MacArthur Boulevard
                  Suite 240
                  Newport Beach, California 92660

Common Stock      James H. Alexander              42,288,462 (4)   19.82%
                  5495 West 115th Place
                  Westminster, Colorado 80020

Common Stock      Golden Gate Investors, Inc.,    18,983,445 (5)     9.99%
                  7817 Herschel Avenue
                  Suite 200
                  La Jolla, California 92037

Common Stock      Select University Technologies, 17,880,000       10.45%
                  Inc.
                  4040 MacArthur Boulevard
                  Suite 240
                  Newport Beach, California 92660

Common Stock     Robert A. Hovee                           0         0.00%
                  4040 MacArthur Boulevard
                  Suite 240
                  Newport Beach, California 92660

Common Stock      David R. Barnes                          0         0.00%
                  4040 MacArthur Boulevard
                  Suite 240
                  Newport Beach, California 92660

Common Stock      James R. Largent                         0         0.00%
                  4040 MacArthur Boulevard
                  Suite 240
                  Newport Beach, California 92660

Common Stock      Shares of all directors and              0         0.00%
                  executive officers as a group (3
                  persons)

(1) Except as noted, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them. The difference between the issued shares and the issued and outstanding shares is the number of shares held by the Company's transfer agent in escrow for future issuances under the Company's Stock Incentive Plan. The number of outstanding shares has been adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.

(2) Applicable percentage ownership of common stock is based on 171,041,035 shares issued and outstanding as of May 1, 2006. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(3) Each share of the 55 shares of Class B preferred stock owned by SUTI Holdings LP is convertible by its terms into 1% of the outstanding common shares of the Company, including the common stock equivalents of all unexercised warrants, options and convertible securities, or a minimum of 7,272,728 shares of common stock. Since there are 171,041,035 shares issued and outstanding stock on May 1, 2006, the 55 preferred shares would convert into minimum of 7,272,728 times 55, which equals 400,000,040 shares of common stock.

(4) This amount consists of an option granted to Mr. Alexander in October 2005 to cover compensation under an existing employment agreement with the Company that it chose to honor as past of the change in control of the company. This option is exercisable on grant, and for a period of 10 years thereafter, at $0.015 per share.

(5) This amount is based on the current convertibility of both the debenture and the warrants issued to Golden Gate Investors, Inc. by the Company in connection with the Securities Purchase Agreement between the parties and the limit on beneficial ownership as set forth in that agreement of 9.99% of the outstanding shares of common stock. The amount was calculated based upon 9.99% of the amount of outstanding shares that would result from the conversion by Golden Gate plus the current outstanding shares of the Company.

Securities Authorized for Issuance under Equity Compensation Plans.

     The Company has adopted four equity compensation plans (none of which has been approved by our stockholders) that still have shares remaining to be issued as of December 31, 2005 (we intend to deregister the remaining unissued shares under the 2002 Stock
Compensation Plan and the 2003 Consultants Stock Compensation Plan):

(a)  2002 Stock Compensation Plan.

     On December 16, 2002, the Company adopted the 2002 Stock Compensation Plan. The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of common stock. All 55,000,000 shares of common stock authorized under this plan have been registered Form S-8 filed with the SEC during December 2002. No shares were issued under this plan during the year ended December 31, 2005. As of December 31, 2005, there were 1,800,000 shares remaining to be issued under this plan.

(b)  2003 Consultants Stock Compensation Plan.

     On August 19, 2003, the Company adopted the 2003 Consultants Stock Compensation Plan. The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of common stock or stock options. All 75,000,000 shares of common stock authorized under this plan have been registered under a Form S-8 filed with the SEC during August 2003. The options are exercisable at a price as determined in each case by the board of directors, but in no event shall the price be less than 100% of the fair market value of the shares on the date of grant. There were no options granted under the plan during the year ended December 31, 2005. As of December 31, 2005, there were 13,000,000 shares of common stock remaining to be issued under this plan.

(c)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On January 5, 2001, the Company adopted the Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 6 to this plan on December 1, 2004). The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of common stock or stock options. As of December 31, 2005, all 291,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC (the most recent being in December 2005). A total of 103,565,494 shares were issued out of this plan in the year ended December 31, 2005. As of December 31, 2005, there were 22,984,363 shares of common stock remaining to be issued under this plan.

(d)  Employee Stock Incentive Plan.

     On January 22, 2001, the Company adopted an Employee Stock
Incentive Plan (the Company adopted Amendment No. 4 to this plan on February 7, 2006). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. All 235,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC (the most recent being in October 2005). The options are exercisable at 80% of the closing price on the date of exercise (subsequently amended in February 2006 to an exercise price of $0.015 per share). There were options granted covering 125,000,000 shares under the plan during the year ended December 31, 2005. Options representing 13,620,000 shares of common stock were exercised during the year ended December 31, 2005. As of December 31, 2005, there were 114,076,500 shares of common stock remaining to be issued under this plan.



                                    Equity Compensation Plan Information
                                            December 31, 2005
                                                                                 Number of
                                                                                 securities
                                                                                 remaining
                                 Number of                                   available for future
                              securities to be                                  issuance under
                                 issued up               Weighted-average           equity
                               exercise of             exercise price of         compensation
                               outstanding               outstanding            plan (excluding
                             options, warrants         options, warrants      securities reflected
                               and rights                 and rights             in column (a)
Plan category                     (a)                       (b)                      (c)
Equity compensation plans
approved by security holders    0                       0                          0

Equity compensation plans
not approved by security
holders                         0                       0                     2002 Stock Compensation
                                                                              Plan: 1,800,000; 2003
                                                                              Consultants Stock Plan:
                                                                              13,000,000; Directors and
                                                                              Consultants Stock Plan:
                                                                              22,984,363; Employee Stock
                                                                              Plan: 114,076,500

Total                           0                       0                     2002 Stock Compensation Plan:
                                                                              1,800,000; 2003
                                                                              Consultants Stock
                                                                              Plan: 13,000,000;
                                                                              Directors and
                                                                              Consultants Stock
                                                                              Plan: 22,984,363;
                                                                              Employee Stock Plan:
                                                                              114,076,500


ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions, or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

     (a) On February 20, 2002, the Company entered into an employment agreement, as amended, with Mr. Alexander for the term of three years. Under the terms of this agreement, we agreed to pay the following compensation:

     A fixed salary in the amount of $180,000 per year, paid consistent with the standard payroll practices of the Company in place, as may be adjusted from time-to-time by the board of directors in its discretion. The fixed salary is payable in cash or in our common stock which has been registered on Form S-8. This salary is to be reviewed from time to time during the term of this agreement by the board of directors or any compensation and benefits committee of the board. In addition, Mr. Alexander is to be issued: (a) 14,400,000 shares of the Company's common stock pursuant to the terms of an employee stock purchase plan to be adopted by the Company and registered under a Form S-8. These shares shall vest in equal installments of 1,200,000 shares quarterly over the three-year term; and (b) 15,000,000 restricted shares of common stock. Also, Mr. Alexander, his dependents and beneficiaries are entitled to participate in any pension, profit sharing, medical reimbursement, insurance or other employee payment or benefit plan of the Company as may be in effect from time to time, subject to the participation standards and other terms thereof, to the same extent as other officers under the benefit practices of the Company. Finally, Mr. Alexander is entitled to receive 15% of the Company's net profits.
Mr. Alexander received the 150,000 (15,000,000 pre-split) shares specified in the agreement in 2002.

     On January 20, 2004, the Company further amended this employment agreement to provide that the term of the agreement is to terminate on February 20, 2007. In addition, the following compensation has been amended: (1) salary was reduced to $120,000 per year; (2) Mr. Alexander is to be paid a bonus from time-to-time based on performance of the executive; and (3) Mr. Alexander is to be paid a total of 24,000,000 shares of the common stock of the Company pursuant to the terms of an employee stock purchase plan to be adopted by the Company and registered under Form S-8 (these shares shall vest in equal installments, 1,200,000 shares quarterly over the five year term.

     (b) In February 2004, Mr. Alexander received a total of 292,873 (29,287,333 pre-split) restricted shares of common stock in payment for accrued salaries owed by the Company. These shares were valued at $131,793.

     (c)  In August 2004, Thomas Ferneau, the Company's former
Chief Financial Officer, was issued 1,000 (100,000 pre-split) shares of restricted common stock as payment for expenses. These shares were valued at $270.

     (d)  In August 2004, Al Youngs, a former director of the
Company, was issued 31,000 (3,100,000 pre-split) shares of restricted common stock as payment for services rendered to the Company. These shares were valued at $8,370.

     (e) In August 2004, Willis Kollars, a current director of the Company, was issued 14,300 (1,430,000 pre-split) shares of restricted common stock as payment for services rendered to the Company. These shares were valued at $3,861.

     (f) In September, October, and December 2004, the Company granted to Mr. Alexander options to purchase a total of 172,500 (17,250,000 pre-split) shares of our common stock under the Company's Amended and Restated Employee Stock Incentive Plan (Amendment No. 2). These options were immediately exercised at 65% of the closing price on the date of exercise.

     (g) In September and October 2004, the Company granted to Ms. Alexander options to purchase a total of 136,000 (13,600,000 pre-split) shares of our common stock under the Company's Amended and Restated Employee Stock Incentive Plan (Amendment No. 2). These options were immediately exercised at 65% of the closing price on the date of exercise.

     (h) In August, September, and October 2004, the Company granted to Mr. Ferneau (the former chief financial officer) options to purchase a total of 52,100 (5,210,000 pre-split) shares of our common stock under the Company's Amended and Restated Employee Stock Incentive Plan (Amendment No. 2). These options were immediately exercised at 65% of the closing price on the date of exercise.

     (i) On June 10, 2005, the Company entered into a share exchange agreement with Senz-It, Inc., a California corporation, and its stockholder, SUTI Holdings LP. Under the terms of this agreement, the Company issued the following in exchange for all 1,000,000 shares of Senz-It common stock outstanding:

     (1) Warrants to purchase a total of 12,000,000 shares of our common stock, exercisable at $0.0001 per share for a period of five years after issuance; and

     (2) 55 shares of the Company Series B preferred stock (each share of which is convertible, at the option of the holder, at any time after the issuance of such share into that number of fully paid and nonassessable shares of common stock equal to 1% of the outstanding shares of our common stock then outstanding, after giving consideration to the shares issued as a result of the conversion, any options, warrants, or other convertible securities then outstanding, and any other securities issued simultaneously on the date of conversion). Each share of Class B preferred stock will be entitled to the number of votes to which the holders thereof would be entitled if they converted their shares of Class B preferred stock at the time of voting.

According to the terms of the share exchange agreement, the warrants and the preferred stock are to be issued upon the closing of this transaction.

     On August 31, 2005, the parties entered into a first amendment to share exchange agreement and closed this transaction. Under the terms of this amendment, the parties made the following changes, among others, to the Share Exchange Agreement:

     (1) the warrant was increased to a total of 18,000,000 shares of common stock;

     (2) the conversion terms of the Series B preferred stock was modified so that each share is convertible into the greater of
     (i) 1% of the outstanding shares of common stock of the Company then outstanding, after giving consideration to the shares issued as a result of the conversion, any options, warrants, or other convertible securities then outstanding, and any other securities issued simultaneously on the date of conversion, and (ii) 7,272,728 shares of common stock;

     (3) reference to stockholder approval on the part of the Company was deleted since under Nevada law such approval is not required; and

     (4) The Company agrees that no company securities will be issued without the written permission of SUTI, except shares issued for services as agreed by the Company and SUTI unless and until director and officer insurance is obtained.

With the issuance of the Series B convertible preferred stock, the stockholders now control a majority of the voting power of the Company.

     Senz-It then exercised the option it holds to enter into an exclusive, royalty-bearing license with the State University of New York at Buffalo. This license will cover patents developed by that university that will enable Senz-It to develop technology with an entirely new approach to sensing, process monitoring, homeland security and environmental scanning applications. When executed, this license agreement will be disclosed in an amended Form 8-K.

     As of June 20, 2005, Select University Technologies, Inc., the general partner of SUTI, had been hired to manage all operations of Senz-It, Inc. under the terms of a Venture Acceleration Agreement.

     (j) On June 13, 2005, the Company borrowed $5,000 under a promissory note from Torrey Peaks Ventures, a company controlled by the Company's then president, James Alexander (see Exhibit 10.5).
This note was amended on July 14, 2005 (see Exhibit 10.6) so that: (a) the term was extended to one year from the commencement date, and (b) the note was assigned to Innovision, Ltd., a firm controlled by Karen Alexander, Mr. Alexander's wife. This note is still outstanding.

     (k) On October 10, 2005, the Company granted options to purchase shares of company common stock to the following current and former directors: (i) James Alexander: 45,000,000 shares to cover accrued but not paid salary owed to him by the company; (ii) Robert Hovee:
18,750,000 shares (subsequently reduced on November 17, 2005 to 2,000,000 shares) to cover services to be performed for company; (iv) David J. Barnes: 9,375,000 shares (subsequently reduced on December 8, 2005 to 2,000,000 shares) to cover services to be performed for the company; and (v) James R. Largent: 9,375,000 shares (subsequently reduced on December 8, 2005 to 2,000,000 shares) to cover services to be performed for the company. These options are exercisable into free trading shares of common stock under the Company's Employee Stock Incentive Plan. On February 13, 2006, all remaining options held by Mr. Hovee, Mr. Barnes, and Mr. Largent was returned to the Company and cancelled.

     For each of the transactions noted above, the transaction was negotiated, on the part of the Company, on the basis of what is in the best interests of the company and our stockholders. In addition, in each case the interested affiliate did vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

     Certain of our officers and directors are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office, or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and such officers and directors. The Company will attempt to resolve such conflicts of interest in its favor.

ITEM 13.  EXHIBITS.

     Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

     The aggregate fees billed for each of the last two fiscal years for professional services rendered by L.L. Bradford & Company, LLC ("Accountant") for the audit of the Company's annual financial statements, and review of financial statements included in the company's Form 10-QSB's: 2005: approximately $18,000; and 2004: $12,702.

Audit-Related Fees.

     The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountant that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

     The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountant for tax compliance, tax advice, and tax planning: $0.

All Other Fees.

     The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountant, other than the services reported above: $0.

Audit Committee.

     The Company's Audit Committee consists of David J. Barnes and James R. Largent, both of whom are independent directors. The Audit Committee has not adopted a written charter. Mr. Barnes has been designated as the Audit Committee's "financial expert" as defined in
Item 401(e) of Regulation S-B.

     The primary responsibility of the Audit Committee is to oversee the Company's financial reporting process on behalf of the Company's board of directors and report the result of their activities to the board. Such responsibilities include, are not limited to, the selection, and if necessary the replacement, of the Company's independent auditors, review and discuss with such independent auditors (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company's system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the financial statements to be included in our annual report on Form 10-KSB.

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

                                       World Am, Inc.



Dated: May 19, 2006                    By: /s/ Robert A. Hovee
                                       Robert A. Hovee,
                                       Chief Executive Officer


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

         Signature                    Title                   Date

/s/ Robert A. Hovee          Chief Executive               May 19, 2006
Robert A. Hovee              Officer/Director

/s/  David J. Barnes         Chief Financial               May 19, 2006
David J. Barnes              Officer/Director

/s/ James R. Largent         Secretary/Director            May 19, 2006
James R. Largent



          REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and Stockholders
World Am, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheet of World Am, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders' deficit, and cash flows for the period from March 4, 2005 (Inception) through December 31, 2005. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Am, Inc. as of December 31, 2005, and the results of its activities and cash flows for the period from March 4, 2005 (Inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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


/s/  L.L. Bradford & Company, LLC
April 21, 2006
Las Vegas, Nevada


                              WORLD-AM, INC.
                       (A Development Stage Company)
                        CONSOLIDATED BALANCE SHEET
                            DECEMBER 31, 2005

                                 ASSETS

Current assets
Cash                                                           $     10,403
Accounts receivable, net of allowances of $0.00                      24,108
Inventory                                                            12,152

Total current assets                                                 46,663

Fixed assets, net                                                     5,870

Technology Licenses & Options
Other assets                                                          7,050

Total assets                                                         59,583

               LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities                            229,793
Due to stockholders                                                 559,075
Payroll taxes payable                                               296,724
Settlement liability                                                      0
Line of credit                                                            0
Notes payable                                                        98,180
Convertible note payable                                                  0
Capital lease obligation                                                  0

Total current liabilities                                         1,183,772

Total liabilities                                                 1,183,772

Commitments and contingencies                                            --

Stockholders' deficit
Class A preferred stock; $0.0001 par value; 40,000,000
shares authorized, 1,369 shares issued
and no shares outstanding                                                --

Class B preferred stock; $0.0001 par value;
40,000,000  shares authorized, 55 shares issued and
outstanding                                                              --

Common stock; $0.0001 par value; 1,500,000,000 shares
authorized, 131,167,959 shares issued and 113,547,959
shares issued and outstanding (1)                                    11,355

Warrants to purchase common stock at $0.0001
per share; 18,000,000
authorized, issued and outstanding                                        0

Additional paid-in capital                                          684,958
Receivable related to issuance of common stock                     (224,040)
Accumulated deficit                                              (1,596,462)

Total stockholders' deficit                                      (1,124,189)

Total liabilities and stockholders' deficit                          59,583

(1) Adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005. The difference of 17,620,000 shares are those that are being held in escrow at the Company's transfer agent in connection with the Company's Stock Incentive Plan.

           The accompanying notes are an integral part of these consolidated financial statements


                             WORLD-AM, INC.
                     (A Development Stage Company)
                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                              From Inception
                                                              (March 4, 2005)
                                                                  Through
                                                             December 31, 2005

Revenues                                                      $   212,772

Cost of revenues                                                  115,785

Gross profit                                                       96,987

General and administrative                                        787,491

Loss from operations                                             (690,504)

Other income (expense)
Other income/(Loss)                                               (14,092)
Interest income                                                         2
Settlement gain                                                   116,000
Interest expense                                                  (11,913)
Total other income (expense)                                       89,997

Loss before provision for income taxes                           (600,507)

Provision for income taxes                                             --

Net loss                                                         (600,507)

Basic and diluted loss per common share                             (0.01)

Basic and diluted weighted average common
shares outstanding (1)                                         40,137,947

(1) Adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.

                The accompanying notes are an integral part of
                    these consolidated financial statements


                              WORLD-AM, INC.
                      (A Development Stage Company)
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
            INCEPTION (MARCH 4, 2005) THROUGH DECEMBER 31, 2005



                                         Class A Preferred    Class B Preferred
                       Common Stock           Stock               Stock
                                                                                    Add'l                                 Total
                                                                                    Paid-in     Other    Accumulated  Stockholder's
                     Shares    Amount    Shares      Amount    Shares    Amount     Capital   Receivables   Deficit      Deficit
Senz-It, Inc.
inception,
March 4, 2005             --  $      --         --   $     --        --  $      --  $     --    $      --   $   --     $       --

Issuance of Shares to
Senz-It, Inc.
founders                  --         --          --        --        55         --    10,000           --       --         10,000

Assumption by Senz-It,
Inc. of World Am,
Inc. capital structure,
outstanding warrants,
and options on August
31, 2005.        66,570,285 (1)   6,656       1,369        --         --        --   221,978      (220,000)   (995,956)  (987,322)

Common stock issued
in September 2005 for
services, weighted
average $0.004 per share
                15,410,573        1,541          --        --         --        --    52,916            --          --     54,457
Common stock issued in
October 2005 for
services, weighted
average $0.003 per share
                12,748,670        1,275          --        --         --        --    39,521            --          --     40,796

Common stock issued in
October 2005 for
services, weighted
average $0.018 per share
                1,795,574           180          --        --         --        --    31,961           --           --     32,141

Common stock issued in
November 2005 to
employees, weighted
average $0.024 per share
              10,375,000          1,038         --         --         --        --   249,229           --           --    250,267

Common stock issued in
December 2005 to
employees, weighted
average $0.024 per share
              2,005,000             201         --         --         --        --    19,460       (4,040)          --      15,622
Common stock issued in
December 2005 for
satisfaction of all
obligations related to a
convertible note
payable, weighted average
$0.013 per share
             4,642,857             464          --         --         --        --    59,893            --          --      60,357

Net loss
                    --              --          --         --         --        --        --            --    (600,507)   (600,507)

Balance, December 31, 2005
            113,547,959 $       11,355       1,369         --         55        --   684,958     (224,040)  (1,596,462)  (1,124,189)



(1) Adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.

            The accompanying notes are an integral part of these consolidated financial statements


                                       WORLD-AM, INC.
                                (A Development Stage Company)
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                              From Inception
                                                              (March 4, 2005)
                                                                  Through
                                                             December 31, 2005

Cash flows from operating activities:
Net loss
                                                                $  (600,507)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation                                                          1,840
Stock issued for services                                           187,751
Amortization of prepaid services
related to issuance of common stock                                      --
Amortization of discount on convertible
note payable                                                             --

Loss on reclassification of capital lease asset                       2,388

Settlement gain                                                    (116,000)
Changes in operating assets and liabilities:
Change in accounts receivable, net                                   24,008
Change in inventory                                                  (1,068)
Change in other assets                                                3,200
Change in accounts payable and accrued liabilities                   58,741
Change in payroll taxes payable                                     112,205

Net cash used in operating activities                              (327,442)

Cash flows from investing activities:
Cash acquired in reverse merger                                         935
Net cash provided by investing activities                               935

Cash flows from financing activities:
Change in due to related parties                                    115,223
Proceeds from sale of preferred stock                                10,000
Proceeds from exercise of employee options                          265,888
Proceeds (payments) from line of credit                              (8,481)
Proceeds from notes payable                                              --
Principal payments on convertible note payable                      (30,000)
Principal payments on note payable                                  (15,720)
Assumption of capital lease obligation                                   --
Principal payments on capital lease obligations                          --
Proceeds related to stock options exercised in 2003
recorded as receivable related to the issuance of
common stock                                                             --

Net cash provided by financing activities                           336,910

Net change in cash                                                   10,403

Cash, beginning of period                                                --

Cash, end of period                                                  10,403

Supplemental disclosure of cash flow information:
Cash paid for income taxes                                               --
Cash paid for interest                                                4,227

Schedule of non-cash operating, investing and
financing activities:
Acquisition of Senz-It, Inc. Patent Licenses and Options          1,063,992

Acquisition other assets and liabilities in reverse merger         (995,956)

Issuance of 55 shares of Class B Preferred stock                         --

Issuance of warrants for purchase of 18,000,000 shares
of common stock                                                          --

Assumption of capital lease obligation                                   --

Issuance of 627,750 shares of common stock for prepaid
services                                                                 --

Issuance of 300,000 shares of common stock
for receivable                                                           --

Warrants recorded as discount on convertible note payable                --

Issuance of 55 shares of Class B Preferred stock                         --

652,175 shares of common stock issued in
satisfaction of notes payable                                            --

Issuance of warrant for purchase of 18,000,000 shares
of common stock                                                          --

Reclassification of capital lease                                    (8,175)

Removal of fixed asset due to
reclassification of capital lease                                    10,563

                The accompanying notes are an integral part of
                  these consolidated financial statements


                               WORLD AM, INC.
                       (A Development Stage Company)
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In February 2000, the Company acquired all of the outstanding stock of Isotec, Inc. accounted for using the purchase method of accounting. Isotec became a wholly owned subsidiary of the Company. In May 2000, the Company acquired Allmon Corporation, a Delaware corporation, by the purchase method. Allmon Corporation was a development stage company formed on March 6, 2000. At the time of purchase, Allmon had no operations.

With the filing of Articles of Merger with the Nevada Secretary of State on December 20, 2002, the Company changed its domicile from Florida to Nevada. This occurred after the old company and the new Nevada corporation had entered into an Agreement and Plan of Merger.

On August 31, 2005, The Company consummated an agreement to acquire all of the issued and outstanding capital stock of Senz-It, Inc., in exchange for 55 shares of the Company's Class B preferred stock and a warrant for 18,000,000 shares of common stock. The exercise price of the common shares under these warrants is $0.0001 per share. The warrants vested immediately and expire in August 2010. Each share of Class B preferred stock is convertible into 1% of the outstanding common shares of the Company, including the common stock equivalents of all unexercised warrants, options and convertible securities, or a minimum of 7,272,728 shares of common stock.

The transaction is considered to be a capital transaction in substance, rather than a business combination, with Senz-It, Inc. being the acquirer for accounting purposes. Inasmuch, the transaction is equivalent to the issuance of stock by a development stage company (Senz-It, Inc.) for the net monetary assets of a public company (World Am, Inc.), accompanied by a recapitalization. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets were not recorded, because, in the judgement of Company management, no goodwill or other intangible assets can be associated with The Company Accordingly, these consolidated financial statements are the historical financial statements of Senz-It, Inc.

Senz-It was incorporated in the State of California on March 4, 2005. There is no historic financial information prior to that date.
Therefore, no prior year financial information is available to be presented in the attached financial statements.

Going Concern - The Company incurred a net loss of approximately $600,000 for the period from inception through December 31, 2005. The Company's current liabilities exceed its current assets by approximately $1,137,000. The accumulated deficit was approximately $1,596,000 as of December 31, 2005. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has plans to promote its services, gain clients and expand its relationships with current clients. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives. The Company will require at least $5,000,000 to sustain operations and implement its business plan.

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

Stock Splits - In January 2000, the Company had a four-to-one reverse split of common shares outstanding. In October 2000, the Company had a thirty-to-one reverse split of common shares outstanding. In January 2005, the Company had a 100-to-one reverse split of common shares outstanding. In August 2005, the Company had a three-for-two stock dividend on common shares authorized and outstanding. All share and per share amounts in the accompanying financial statements of the Company and notes thereto, have been retroactively adjusted to give effect to the stock splits.

Principals of Consolidation - The accompanying consolidated financial statements include the accounts of the Company, and its subsidiaries, Isotec, Inc., Technology Development International, Inc. ("TDI"), and Senz-It, Inc. TDI is a dormant entity with no assets, liabilities, or operations as of December 31, 2005 and for the period from inception through December 31, 2005. All significant intercompany transactions have been eliminated in consolidation.

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

Inventory - Inventory is stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventory consists of raw materials. The Company's management monitors the inventory for excess and obsolete items and makes necessary valuation adjustments when required.

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

Research and Development Costs - Research and development expenditures are charged to expenses as incurred. No research and development costs were incurred for the year ended December 31, 2005.

Advertising and Marketing Costs - The Company recognizes advertising and marketing costs in accordance with Statement of Position No. 93-7 "Reporting on Advertising Costs." Accordingly, the Company expenses the costs of producing advertisements at the time production occurs, and expenses the costs of communication advertising in the period in which the advertising space or airtime is used. Advertising costs are charged to expense as incurred. No advertising expenses were incurred for the year ended December 31, 2005.

Fair Value of Financial Instruments - The carrying values of the
Company's financial instruments approximate their fair value due to their short-term nature.

Income Taxes - The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards ("SFAS") No. 109, which requires recognition of deferred tax assets and liabilities for future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases and tax credit carryforwards. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

As of December 31, 2005, the Company has available net operating loss carryforwards that will expire in various periods through 2025. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Comprehensive Loss - The Company has no components of other comprehensive loss. Accordingly, net loss equals comprehensive loss for all periods.

Segment Information - The Company discloses segment information in accordance with SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," which uses the management approach to determine reportable segments. The Company operates under one segment.

Stock-Based Compensation - The Company has adopted the provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation, Transition and Disclosure." Under these standards, companies are encouraged, but not required, to adopt the fair-value method of accounting for employee stock-based compensation. The fair value method is required for all stock-based compensation issued to non-employees, including consultants and advisors. Under the fair value method, compensation cost relating to issuances of stock options, warrants and appreciation rights is measured at the grant date based on the fair value of the award and is recognized over the service period, which is usually the vesting period. Companies are permitted to continue to account for employee stock-based compensation under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," but are required to disclose pro forma net loss, stock compensation cost and earnings per share as if the fair value method has been adopted.

The fair value under SFAS No. 123 is the same as the value as calculated under APB Opinion No. 25 due to the immediate conversion by employees and non-employees upon grant of options.

Net Loss Per Common Share - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SEC Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the period from inception through December 31, 2005, no shares were excluded from the computation of diluted earnings per share because their effect would be antidilutive. Net loss per share for the period from inception through December 31, 2005 reflect the 100-to-1 reverse stock split that occurred during January 2005 and the three-for-two stock dividend that occurred in August 2005.

New Accounting Pronouncements - During December 2003, the Financial Accounting Standards Board ("FASB") issued Interpretation No. 46(R), "Consolidation of Variable Interest Entities." Interpretation No. 46(R) clarified the application of existing accounting pronouncements to certain entities in which equity investors do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. Effective March 31, 2004, the Company adopted Interpretation No. 46(R). The implementation of Interpretation No. 46(R) did not have a material effect on the Company's financial statements.

In April 2003, the FASB issued SFAS No. 149, "Amendment of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities." SFAS No. 149 amends SFAS No. 133 for decisions made (1) as part of the Derivatives Implementation Group process that effectively required amendments to SFAS No. 133; (2) in connection with other board projects dealing with financial instruments; and (3) in connection with implementation issues raised in relation to the application of the definition of a derivative. The Statement clarifies under what circumstances a contract with an initial net investment meets the characteristics of a derivative discussed in paragraph 6(b) of SFAS No. 133, clarifies when a derivative contains a financing component, amends the definition of underlying to conform it to language used in FASB Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others," and amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts as either derivatives or hybrid instruments. This statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. The implementation of SFAS No. 149 did not have a material effect on the Company's financial statements.

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

In December 2004, the FASB issued SFAS No. 123R, which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is evaluating SFAS No. 123R and believes it may have a material effect on the Company's financial statements.

NOTE 2 - ACQUISITION OF SENZ-IT, INC. AND REVERSE MERGER ACCOUNTING

On August 31, 2005, the Company consummated an agreement to acquire 100% of the issued and outstanding capital stock of Senz-It, Inc. In exchange, the Company issued a warrant for 18,000,000 shares of its common stock and 55 shares of Class B convertible preferred stock to SUTI Holdings LP (SUTI), owner of Senz-It, Inc. The exercise price of the common shares under these Warrants is $0.0001 per share. The warrants vest immediately and expire in August 2010. Each share of Class B preferred stock is convertible into 1% of the outstanding common shares of the Company, including the common stock equivalents of all unexercised warrants, options and convertible securities, or a minimum of 7,272,728 shares of common stock.

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

Prior to the transaction, World Am, Inc. was a public company with assets of $88,656, liabilities totalling $1,075,978, and 66,570,285 shares of common stock issued and outstanding; Senz-It was a privately owned, non-operating development stage company. The transaction is considered to be a capital transaction in substance, rather than a business combination, with Senz-It, Inc. being the acquirer for accounting purposes. Inasmuch, the transaction is equivalent to the issuance of stock by Senz-It, Inc. for the net monetary assets of a public shell company (World Am, Inc.), accompanied by a recapitalization. The Company issued 55 shares of its Class B convertible preferred stock for all of the issued and outstanding common stock of Senz-It, Inc. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets were not recorded, because, in the judgement of Company management, no goodwill or other intangible assets can be associated with World Am, Inc. Accordingly, these financial statements are the historical financial statements of Senz-It, Inc. Senz-It, Inc. was incorporated on March 4, 2005. Therefore, these financial statements reflect activities from March 4, 2005 (Date of Inception for Senz-It, Inc.) and forward. Inasmuch as Senz-It did not exist prior to the current year, no prior year financial comparisons are possible.

In connection with the acquisition of Senz-It, Inc., the Company accrued the cost of a finder's fee and other services of $204,400 to a consultant. This fee comprises a cash payment of $80,000 and the issuance of 12 million shares of common stock, valued at $122,400 on December 31, 2005.

The following is a pro forma Statement of Operations showing the effect as if the Company and Senz-It had been combined from the date of Senz-It's inception:


                   Condensed Pro Forma Statement of Operations
                 Period from Inception through December 31, 2005
                                  (Unaudited)

     Revenue                                          $    434,763

     Cost of revenues                                      308,273

    Gross profit                                           126,490

    Selling, general and administrative
    expenses                                             1,861,049

    Loss from operations                                (1,734,559)

     Other income (expense)                               (166,155)

     Loss before provision for income taxes             (1,900,714)

     Provision for income taxes                                  -

     Net loss                                          $(1,900,714)

NOTE 3 - ACCOUNTS RECEIVABLE

In February 2005, the Company entered into a factoring and security agreement for up to $75,000. This amount has been used primarily for accounts receivable factoring, and also for a $30,000 convertible note payable. The factoring is secured by specifically identified accounts receivable; the factored amounts are charged fees and interest on a sliding scale. The maximum usage of the line was $76,000 at September 30, 2005, exceeding the credit line by $1,000. The $30,000 note payable was paid during the quarter ended December 31, 2005. The amount owed for factoring at December 31, 2005 was $46,180

NOTE 4 - INVENTORY

Inventory totaling $12,152 consists of raw materials.

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following as of December 31, 2005:

Furniture and equipment                             $  30,568
Less: accumulated depreciation                         14,135

                                                    $  16,433

NOTE 6 - OTHER ASSETS

The Company had $7,250 in Other Assets at December 31, 2005. Of this amount, $4,000 is the cost of an option to license patented technology from the State University of New York at Buffalo. The Company intends to exercise this option to enter into an exclusive, royalty-bearing license with the State University of New York at Buffalo, to market an innovative technology in the field of micro-sensor elements and sensor arrays. The Company's Senz-It subsidiary intends to commercialize and market this technology in the homeland security, indoor air quality, food purity and processing and medical diagnostic industries. End-users have a stake in a quick, reliable, accurate and economical approach to sensing the presence and quantifying the amount of various toxic or dangerous substances.

The patented core technology enables a precise tailoring of formulations, processing parameters and engineering. The resulting sensor products significantly exceed performance specifications of existing devices for accuracy, reliability, ease of use and economical purchase.

The option to license this technology has been extended past the original December 20, 2005 expiration date.

The terms and conditions of the intended license agreement will include payment of all past and future patent costs associated with the patent rights; a 3% royalty on gross sales; a $25,000 license issue fee; and a 10% equity interest in the Company. Additionally, the Company will sponsor research for a five year period after the license agreement is signed, and Senz-It is funded:
$25,000 for the first year, $50,000 for the second year, $75,000 for the third year, $100,000 for the fourth year and for $125,000 for the fifth year. The research funded by these funds does not need to relate to the technology rights, and may be used by the inventors for the research projects of their choosing. In addition, if it is practical for engineering development work related to the core technology to be done in the inventors' lab, these costs will be paid for by the Company and are in addition to the funding described above.

NOTE 7 - DUE TO STOCKHOLDERS

Due to stockholder totaling $559,075 as of December 31, 2005 consist of unreimbursed expenses and accrued wages to various stockholders and employees, including $298,921 that is owed to the Company's former president and chief executive officer for accrued salary and expenses, and a $5,000 note payable to a company controlled by him.

NOTE 8 - PAYROLL TAXES PAYABLE

As of December 31, 2005, payroll taxes payable consists of late payroll taxes for both payroll and stock option activity totalling $296,724.

NOTE 9 - LINE OF CREDIT

The Company has a line of credit through a credit card company with a credit line up to $5,000 with an annual variable rate currently at 0%. As of December 31, 2005, the balance on the line of credit totalled $0.

NOTE 10 - NOTES PAYABLE

The Company had a total of $98,180 in notes payable at December 31, 2005.

In April 2005 the Company entered into an accounts receivable factoring and security agreement for up to $75,000 with a financing entity. However, the account receivable was used as collateral for the factoring agreement, and was not assigned to the lender. When payment from the customer was received, the factor was not paid, placing the Company in default on the loan. Under the settlement agreement of December 2005, the Company agreed to pay interest at an annual rate of 19%. At December 31, 2005 the amount owed under the settlement agreement was $46,180.

In April 2005 the Company issued a $30,000 note to an individual.  The note is due on demand, is secured by stock and bears interest at the rate of 8% per annum.

The remaining $22,000 of notes payable are due on demand, bear no interest and are unsecured.

NOTE 11 - RECLASSIFICATION OF CAPITAL LEASE OBLIGATION

The Company was obligated under a capital lease for manufacturing equipment. For financial reporting purposes, minimum lease payments relating to the equipment were capitalized. The final payment on the capital lease, amounting to $8,175 was the only remaining capital lease obligation. However, the Company has renegotiated the lease terms. The Company is no longer obligated to pay the final payment until it chooses to do so. Until the final payment is made, the equipment is now on a month-to-month rental; the lessor requires a monthly rental payment of $425. The Company has the right to return the equipment to the lessor at any time.

As a result, the Company has reclassified the obligation from a capital lease to an operating lease. This requires the Company to remove both the lease obligation and the remaining book value of the manufacturing equipment from the balance sheet. Equipment under this capital lease totals $10,563, which is net of accumulated depreciation totaling $3,026. This is $2,388 in excess of the remaining capital lease obligation, resulting in a non-cash loss of $2,388.

NOTE 12 - PREFERRED STOCK

(a) During June 2004, the Company entered into a loan agreement with a lender whereby the lender agreed to use its best efforts to provide the Company a loan in the maximum amount of $2,000,000 subject to certain terms and conditions. The Company agreed to issue 1,370 shares of Class A preferred stock that is convertible to common stock at a ratio of 1-to-1,000,000 as collateral on the loan. The shares were issued in June 2004. The lender did not fund the loan and accordingly, the Company provided a written demand for the return of the shares; the certificate for 1,370 shares was returned to the Company and cancelled.

During May 2005, the Lender assigned all rights set forth in the loan agreement to Coldwater Capital Partners, LLC. On this basis, a certificate for 1,370 shares of Class A preferred stock was issued on June 4, 2005. On July 21, 2005, the Company authorized that one share of the Class A preferred stock be converted into 1,000,000 restricted shares of common stock. The Company never received any funding under this loan agreement. Therefore, in January 2006 the Company made the determination to cancel the balance of 1,369 shares of Class A preferred stock. The Company is analyzing its alternatives with regard to the 1,000,000 share conversion.

(b) On August 31, 2005, the Company completed a Share Exchange Agreement (see Note 2) with Senz-It, Inc. Under this agreement, Senz-It becomes a wholly owned subsidiary of the Company in exchange for 55 shares of Class B convertible preferred stock (among other consideration). Each share of Class B preferred stock is convertible into the greater of (a) that number of shares of common stock of the Company equal to 1% of the outstanding shares of common stock of the Company as of the date of the conversion, after giving consideration to the shares issued as a result of the conversion, any options, warrants, or other convertible securities then outstanding, and any other securities issued simultaneously on the date of conversion, or 7,272,728 shares of common stock.

NOTE 13 - COMMON STOCK

On August 31, 2005, the Company consummated an agreement to acquire 100% of the issued and outstanding capital stock of Senz-It, Inc. In exchange for the 1,000,000 shares of Senz-It, Inc., the Company issued a warrant for 18,000,000 shares of its common stock and 55 shares of Class B convertible preferred stock to SUTI Holdings LP (SUTI), owner of Senz-It, Inc. The exercise price of the common shares under these Warrants is $0.0001 per share. The warrants vest immediately and expire in August 2010. Each share of Class B preferred stock is convertible into 1% of the outstanding common shares of the Company, including the common stock equivalents of all unexercised warrants, options and convertible securities (see Note 2), or a minimum of 7,272,728 shares of common stock.

Subsequent to the merger, there have been the following issuances of free trading shares of common stock:

During September 2005, the Company issued 15,410,573 shares in payment for services valued at $54,457.

During October 2005, the Company issued 12,748,670 shares in payment for services valued at $40,796.

During October 2005, the Company issued 1,795,574 shares with market value of $32,141 to employees exercising stock options.

During November 2005, the Company issued 10,375,000 shares with market value of $250,267 to employees exercising stock options.

During December 2005, the Company issued 2,005,000 shares with market value of $19,661 to employees exercising stock options.

During December 2005, the Company issued 4,642,857 shares in payment for services valued at $60,357.

NOTE 14 - STOCK WARRANTS AND OPTIONS

(a) At the merger date, Senz-It, Inc. assumed all liabilities and obligations of World Am, Inc. This included $30,000 of warrants granted to holders of convertible notes issued in February, 2005, and an additional $10,000 issued in July 2004. The number of warrants to be received by the holder shall be determined by dividing the purchase price of the Units ($10,000) by the lowest bid price of the Company's common stock during the thirty day period following the Pricing Period, which is the 365 days following the issuance of the convertible notes. The Company recorded the value of the warrants as a discount on the convertible notes payable that had been fully accreted as of June 30, 2005. 4,642,857 shares were issued on December 8, 2005 in a cashless exercise to satisfy all obligations related to a convertible note. The fair value of the shares was $60,357. $30,000 of warrants were outstanding at December 31, 2005, which expire in ten years.

(b) As discussed in Note 2, SUTI Holdings, LP, founder and sole stockholder of Senz-It, Inc., was granted 18,000,000 warrants at an exercise price of $0.0001. The warrants vested immediately, and expire in 10 years. During February, 2006, SUTI Holdings LP assigned these warrants to its General Partner, Select University Technologies, Inc. 17,880,000 shares were issued in a cashless exercise on March 7, 2006 (the balance of 120,000 shares was withheld in the cashless exercise of the warrant). The fair value of the shares was $268,200.

(c) The World Am, Inc. Amended and Restated Employee Stock Incentive Plan, dated February 7, 2006, is intended to allow designated officers and employees, and certain non-employees of the Company, to receive certain options to purchase common stock, and to receive grants subject to certain restrictions. The purpose of this Plan is to provide employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees of exceptional ability.

The maximum number of shares of stock that may be issued is 235,000,000. The purchase price of shares under the plan is $0.015 per share (see Note 19). The Company pays the sales commission on the exercise of each option. The option period begins on the date of grant of the incentive option and will not exceed ten years. There were options granted covering 125,000,000 shares under the plan during the year ended December 31, 2005. Options representing 13,620,000 shares of common stock were exercised during the year ended December 31, 2005. As of December 31, 2005, there were 114,076,500 shares of common stock remaining to be issued under this plan.

NOTE 15 - RECEIVABLES RELATED TO ISSUANCE OF COMMON STOCK

(a) During May 2004, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with World Am Security Venture Company, Ltd. ("WSVC"), a privately held China corporation. Under the terms of the agreement, the Company will acquire all the outstanding shares of WSVC in exchange for 200,000 shares of the Company's common stock, and 100 shares of the Company's convertible preferred stock. In addition, WSVC shall obtain the right to own or lease property and to carry on business. Further WSVC will invest up to $5,000,000 to acquire a new manufacturing plant and other facilities for the purpose of manufacturing authorized products of the Company. Failure to make this investment will be considered a breach of contract.

The Company issued the 200,000 shares of common stock in April 2004 required under the Exchange Agreement, however did not issue the 100 shares of convertible preferred stock. As of December 31, 2004, WSVC had established a business license, but had not completed the acquisition of a manufacturing plant and other facilities. Accordingly, the Company recorded a receivable totalling $220,000 in anticipation that the remaining terms of the Exchange Agreement would be fulfilled. As of December 31, 2004, the Company determined that WSVC would most likely be unable to fulfil the remaining terms. Accordingly, the Company placed a stop on the 200,000 shares with their transfer agent and is currently seeking their return. Management believes the stop is sufficient to prevent transfer or sale of the stock and that, if necessary, legal action will result in the cancellation of the stock if they are not returned.

(b) During December 2005, an employee exercised 500,000 shares of stock options. As of December 31, 2005 the Company had not yet received $4,040 from the stockbroker managing the stock option plan, and recorded a receivable for that amount. These funds were received during January 2006.

NOTE 16 - COMMITMENTS AND CONTINGENCIES

Operating Leases - The Company operates from a leased facility under a non-cancellable operating lease. The agreement calls for monthly base rent of $3,820, which increases on each anniversary of the lease.
Rent expense totalled $81,472, which includes $35,435 for a facility no longer leased, for the period ended December 31, 2005 and includes various operating costs in addition to the base rent.

As of December 31, 2005, future minimum rental payments required under the operating leases are as follows:

2006     $30,560
Total:   $30,560

Legal issues - On October 25, 2004, a complaint was filed in the United States District Court, District of Colorado: Mitchell Vince V. Isotec, Inc. and World Am, Inc. The complaint alleges that Isotec terminated Mr. Vince without cause prior to the expiration of the term of an alleged employment agreement. The complaint seeks monetary damages of $240,000. The Company has retained counsel in the matter and responsive pleadings have been filed. The suit has not been settled.

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

NOTE 17 - SETTLEMENT LIABILITY

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

On July 27, 2005, the Company settled this matter. Under the terms of this settlement, the Company was obligated to pay the sum of $116,000 over a period of four years in semi-annual instalments, beginning on October 1, 2005. The plaintiffs were obligated to pay the Company the sum of $2,000 per instalment payment to reimburse it for administrative costs in connection with the payment. Accordingly, the Company assumed a settlement liability of $116,000 from World Am, Inc. on August 31, 2005, with $29,000 recorded as short-term or amounts due within one year and $87,000 recorded as long-term.

Management has been advised by local legal counsel that the settlement is now unenforceable in the State of Colorado because the action dismissed the plaintiff with prejudice, and cannot be presented in any other jurisdiction. The actions that lead to this involved the procedures under which the complaint was filed and the settlement reached and recorded. In addition, this legal counsel has advised that a new action cannot be refilled since the relevant statute of limitations on this matter has expired. Accordingly, the Company has eliminated the settlement liability and recorded a settlement gain of $116,000 as of December 31, 2005.

NOTE 18 - INCOME TAXES

The Company accounts for income taxes under SFAS No. 109, "Accounting for Income Taxes," which requires use of the liability method. SFAS No. 109 provides that deferred tax assets and liabilities are recorded based on the difference between the tax bases of assets and liabilities and their carrying amounts for financial reporting purposes, referred to as temporary differences. Deferred tax assets and liabilities at the end of each period are determined using the current enacted tax rates applied to taxable income in the periods in which the deferred tax assets and liabilities are expected to be settled or realized.

For the period ended December 31, 2005, the Company had a net operating loss carry forward of $11,041,136, of which $10,340,511 was incurred by the Company prior to the merger. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset, due to the uncertainty of the realization, by a valuation allowance.

As of December 31, 2005, the Company has available net operating loss carry forwards that will expire in various periods through 2025. Such losses may not be fully deductible due to the significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The Company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

Deferred Income Tax Asset - Net operating loss carryforwards    $ 1,445,714
Less: Valuation Allowance                                        (1,445,714)

Total Deferred Income Taxes                                     $         0

NOTE 19 - SUBSEQUENT EVENTS

(a)  Stock issuances:

(1) On January 6, 2006, the Company issued 12,000,000 shares of common stock to a consultant as payment for fees of $122,400 related to the merger and other matters ($0.0102 per share); of those shares, 8,000,000 were restricted.

(2) During January 2006, the Company granted options to purchase 6,440,000 shares of the Company's common stock pursuant to the Amended and Restated Employee Stock Incentive Plan. The options were immediately exercised. The shares had a fair value of $60,220 ($0.009 per share).

(3) 25,000,000 shares issued to the Company's transfer agent, Island Stock Transfer, during February 2006 to hold in escrow for eventual issuance for the employee stock option plan. Escrowed shares are included in issued shares, but not in outstanding shares until such time as they are granted and exercised. The Company had a total of 17,620,000 shares held in escrow as of December 31, 2005.

(4) During February 2006, the Company granted options to purchase 4,773,077 shares of the Company's common stock pursuant to the Amended and Restated Employee Stock Incentive Plan. The options were immediately exercised. The shares had a fair value of $88,039 ($0.018 per share).

(5) 30,879,999 shares were issued during March under the exercise of various warrants, including 17,880,000 shares issued to Select University Technologies, Inc. (on March 7, 2006, SUTI Holdings, LP assigned the warrant for 18,000,000 shares it received in the acquisition of Senz-It by the Company on August 31, 2005 to Select University Technologies, Inc. which exercised the warrants in a cashless transaction that resulted in the issuance of 17,880,000 restricted shares of common stock; the balance of 120,000 shares was withheld in the cashless exercise of this warrant). All shares were restricted.

(6) During March 2006, the Company issued 500,000 shares of common stock for services totalling $7,000 ($0.0140 per share).

(7) During March 2006, the Company granted options to purchase 1,300,000 shares of the Company's common stock pursuant to the Amended and Restated Employee Stock Incentive Plan. The options were immediately exercised. The shares had a fair value of $22,100 $0.017 per share).

(8) During April 2006, the Company granted options to purchase 300,000 shares of the Company's common stock pursuant to the Amended and Restated Employee Stock Incentive Plan. The options were immediately exercised. The shares had a fair value of $6,300 $0.021 per share).

(9) During April 2006, the Company issued 1,300,000 shares of common stock for services totalling $18,200 ($0.014 per share).

(b) See Note 12, Preferred Stock, for a discussion of Class A preferred stock.

(c) On January 23, 2006, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. Under this agreement, Golden Gate agreed to purchase from the Company a convertible debenture in the aggregate principal amount of $1,000,000. The conversion price is equal to the lesser of (i) $0.20, or (ii) 80% of the average of the 3 lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert.

In conjunction with the debenture, the Company issued to Golden Gate a warrant, dated January 23, 2006, to purchase 10,000,000 shares of common stock of the company, exercisable at $1.00 per share. The Company also issued to Golden Gate a warrant, dated January 23, 2006, to purchase up to that number of shares of common stock equal to $2,750,000 divided by 120% of the average of the current market prices of the common stock for the 20 trading days prior to January 23, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to January 23, 2006.

Under an addendum to the debenture and the warrant (dated February 7, 2006), the following was amended (among other things): (a) the principal amount of the debenture was reduced to $100,000; (b) the number of shares into which this debenture may be converted was changed to equal to the dollar amount of the debenture being converted multiplied by 110, minus the product of the conversion price multiplied by 100 times the dollar amount of the debenture being converted, and the entire foregoing result divided by the conversion price; and (c) the exercise price of the first warrant was increased to $1.09 per share, with the warrant exercised in an amount equal to 100 times the amount of the debenture being converted. With the execution of this addendum, this transaction was closed.

In connection with this agreement, the Company also granted to Golden Gate certain rights under a registration rights agreement, dated
January 23, 2006, to the shares to be issued upon conversion of the debenture and the warrants.

Golden Gate provided the Company with an aggregate $150,000 on February 7, 2006, as follows:

     - $100,000 for the debenture was disbursed directly to the Company;
       and

     - $50,000 has been retained for services provided to our company by various professionals (this amount represents a prepayment towards the exercise of $1.09 warrant).

(d) On February 7, 2006, the Company's Stock Incentive Plan was amended and restated (Amendment No. 4) to change the exercise price under this plan to $0.015 per share.

(e) On May 18, 2006, the Company's subsidiary, Isotec, Inc., issued a demand promissory note in favor of the Company's controlling shareholder, SUTI Holdings, LP. Under this note, the Company may borrow up to $100,000. These funds are being used to assist in the ongoing operations of the Company. Under the terms of the promissory note in connection with this loan, the principal and all accrued interest is to be no later than 30 days following the commencement date. The principal amount from time to time outstanding is to bear simple interest from the commencement date through the maturity date at a rate equal to 8% of the loan amount. After an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%. The Company has borrowed a total of $19,030 under this note.

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

4.15    Amended and Restated Employee Stock Incentive Plan
        (Amendment No. 3), dated October 17, 2005 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on December 6, 2005).

4.16 Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (Amendment No. 6), dated December 22,
        2005 (incorporated by reference to Exhibit 4 of the Form S-8 POS filed on January 6, 2006).

4.17 Securities Purchase Agreement between the Company and Golden Gate Investors, Inc., dated January 23, 2006 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 10, 2006).

4.18 6 3/4% Convertible Debenture issued to Golden Gate Investors, Inc., dated January 23, 2006 (incorporated by reference to
        Exhibit 4.2 of the Form 8-K filed on February 10, 2006).

4.19 Warrant to Purchase Common Stock (due January 6, 2009) issued to Golden Gate Investors, Inc., dated January 23,
        2006 (incorporated by reference to Exhibit 4.3 of the Form 8-K filed on February 10, 2006).

4.20 Warrant to Purchase Common Stock (due January 6, 2011) issued to Golden Gate Investors, Inc., dated January 23,
        2006 (incorporated by reference to Exhibit 4.4 of the Form 8-K filed on February 10, 2006).

4.21 Registration Rights Agreement between the Company and Golden Gate Investors, Inc., dated January 23, 2006 (incorporated by reference to Exhibit 4.5 of the Form 8-K filed on February 10, 2006).

4.22    Addendum to Convertible Debenture and Warrant To Purchase
        Common Stock, dated February 7, 2006 (incorporated by reference to Exhibit 4.6 of the Form 8-K filed on February 10, 2006).

4.23    Amended and Restated Employee Stock Incentive Plan
        (Amendment No. 4), dated February 7, 2006 incorporated by reference to Exhibit 4 of the Form S-8 POS filed on February 14, 2006).

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

10.5    Promissory Note issued by the Company in favor of Torrey
        Peaks Ventures, dated June 13, 2005 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 21, 2006).

10.6    Amendment "A" to Promissory Note, dated July 14, 2005
        (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on March 21, 2006).

10.7    First Amendment to Share Exchange Agreement between the
        Company, on the one hand, and Senz-It, Inc. and the shareholder of Senz-It, on the other hand, dated August 31, 2005 (incorporated by reference to Exhibit 10.2 of the Form 8-K/A filed on September 7, 2005).

10.8 Option to Exclusive License Agreement between Senz-It Inc. and The Research Foundation of State University of New York, dated June 20, 2005 (incorporated by reference to Exhibit
        10.3 of the Form 8-K/A filed on September 7, 2005).

10.9    Venture Acceleration Agreement between Senz-It, Inc. and
        Select University Technologies, Inc., dated June 20, 2005
        (incorporated by reference to Exhibit 10.4 of the Form 8-K/A filed on November 28, 2005).

10.10 Demand Promissory Note issued by the Company in favor of SUTI Holdings, LP, dated May 18, 2006 (filed herewith).

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

16 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on July 12, 2004).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 16, 2002).

23      Consent of Independent Registered Public Accounting Firm
        (filed herewith).

31.1    Rule 13a-14(a)/15d-14(a) Certification of Robert A. Hovee
        (filed herewith).

31.2    Rule 13a-14(a)/15d-14(a) Certification of David J. Barnes
        (filed herewith).

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

99.8 Press Release issued by the Company, dated February 21, 2006 (incorporated by reference to Exhibit 99 of the Form 8-K filed on March 2, 2006).