Form 10QSB
period 2006-03-31
WORLD AM, INC.
filed 2006-05-25
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2006

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

     Indicate by check mark whether the Company is a shell company (as
defined in Rule 12b-2 of the Exchange Act): Yes            No     X
..
     As of May 1, 2006, the Company had 171,041,035 (1) shares of common stock issued and outstanding.

     Transitional Small Business Disclosure Format (check one): Yes  No  X   .

(1) Adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.

                                 TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION                                              PAGE

         ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

                  CONDENSED CONSOLIDATED BALANCE
                  SHEET AS OF MARCH 31, 2006                                   3

                  CONDENSED CONSOLIDATED STATEMENTS
                  OF OPERATIONS FOR THE THREE MONTHS
                  ENDED MARCH 31, 2006 AND FOR THE PERIOD
                  FROM INCEPTION (MARCH 4, 2005) THROUGH
                  MARCH 31, 2006                                               5

                  CONDENSED CONSOLIDATED STATEMENTS
                  OF CASH FLOWS FOR THE THREE MONTHS
                  ENDED MARCH 31, 2006 AND FOR THE PERIOD FROM
                  FROM INCEPTION (MARCH 4, 2005) THROUGH
                  MARCH 31, 2006                                               6

                  CONDENSED CONSOLIDATED STATEMENT
                  OF CASH FLOWS FOR PERIOD FROM INCEPTION
                  (MARCH 4, 2005) TO MARCH 31, 2006                           11

                  NOTES TO CONDENSED CONSOLIDATED
                  FINANCIAL STATEMENTS                                        12

         ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS               22

         ITEM 3.  CONTROLS AND PROCEDURES                                     39

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS                                           40

         ITEM 2.  UNREGISTERED SALES OF EQUITY
                  SECURITIES AND USE OF PROCEEDS                              41

         ITEM 3.  DEFAULTS UPON SENIOR SECURITIES                             41

         ITEM 4.  SUBMISSION OF MATTERS TO A VOTE
                  OF SECURITY HOLDERS                                         41

         ITEM 5.  OTHER INFORMATION                                           41

         ITEM 6.  EXHIBITS                                                    42

SIGNATURES                                                                    42


PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                    WORLD AM, INC.
                            (A Development Stage Company)
                         CONDENSED CONSOLIDATED BALANCE SHEET
                                    MARCH 31, 2006
                                     (Unaudited)

                                        ASSETS

Current assets
Cash                                                               $    21,069
Accounts receivable, net of allowances of $0                            20,378
Inventory                                                               12,681

Total current assets                                                    54,128

Fixed assets, net                                                        5,225

Other assets                                                             6,179

Total assets                                                       $    65,532

                  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Accounts payable and accrued liabilities                           $   302,435
Due to stockholders                                                    397,186
Payroll taxes payable                                                  346,275
Notes payable                                                          223,180
Line of Credit                                                            2,150

Total current liabilities                                            1,271,226

Total liabilities                                                    1,271,226

Commitments and contingencies                                               --

Stockholders' deficit
Class A preferred stock; $0.0001 par
value; 40,000,000 shares
authorized 1,369 shares issued and no
shares outstanding                                                          --

Class B preferred stock; $0.0001 par
value; 40,000,000 shares
authorized 55 shares issued and outstanding                                 --

Common stock; $0.0001 par value;
1,500,000,000 shares authorized,
199,547,958 issued and 169,441,035
shares issued and outstanding (1)                                       16,945

Additional paid-in capital                                             991,529

Receivable related to issuance of common stock                        (220,000)
Accumulated deficit                                                 (1,994,168)

Total stockholders' deficit                                         (1,205,694)

Total liabilities and stockholders' deficit                        $    65,532

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


                                WORLD AM, INC.
                        (A Development Stage Company)
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)



                                                                                       From Inception
                                                           Three Months                (March 4, 2005)
                                                       Ended March 31, 2006                Through
                                                                                         March 31, 2006
Revenues
                                                       $    68,660                     $   281,432

Cost of revenues                                            31,443                         147,228

Gross profit                                                37,217                         134,204

General and administrative                                 433,856                       1,221,347

Loss from operations                                      (396,639)                     (1,087,143)

Other income (expense)
Other income/(Loss)                                            402                         (13,689)
Interest income                                                 --                               2
Settlement gain                                                                            116,000
Interest expense                                            (1,468)                        (13,381)

Total other income (expense)                                (1,066)                         88,932

Loss before provision for income taxes                    (397,705)                       (998,211)

Provision for income taxes                                      --                              --

Net loss                                               $  (397,705)                    $  (998,211)

Basic and diluted loss per common share                $     (0.00)                    $     (0.02)

Basic and diluted weighted average common
shares outstanding (1)                                 142,426,403                       63,971,313


(2) Adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.


The accompanying notes are an integral part of these condensed consolidated financial statements.


                                     WORLD AM, INC.
                             (A DEVELOPMENT STAGE COMPANY)
            CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
              FOR THE PERIOD OF INCEPTION THROUGH MARCH 31, 2006
                                      (Unaudited)


                                         Class A Preferred    Class B Preferred
                       Common Stock           Stock               Stock
                                                                                    Add'l                                 Total
                                                                                    Paid-in     Other    Accumulated  Stockholder's
                     Shares    Amount    Shares      Amount    Shares    Amount     Capital   Receivables   Deficit      Deficit
Senz-It, Inc.
inception,
March 4, 2005             --  $      --         --   $     --        --  $      --  $     --    $      --   $   --     $       --

Issuance of Shares to
Senz-It, Inc.
founders                  --         --          --        --        55         --    10,000           --       --         10,000

Assumption by Senz-It,
Inc. of World Am,
Inc. capital structure,
outstanding warrants,
and options on August
31, 2005.        66,570,285 (1)   6,656       1,369        --         --        --   221,978      (220,000)   (995,956)  (987,322)

Common stock issued
in September 2005 for
services, weighted
average $0.004 per share
                15,410,573        1,541          --        --         --        --    52,916            --          --     54,457
Common stock issued in
October 2005 for
services, weighted
average $0.003 per share
                12,748,670        1,275          --        --         --        --    39,521            --          --     40,796

Common stock issued in
October 2005 for
services, weighted
average $0.018 per share
                1,795,574           180          --        --         --        --    31,961           --           --     32,141

Common stock issued in
November 2005 to
employees, weighted
average $0.024 per share
              10,375,000          1,038         --         --         --        --   249,229           --           --    250,267

Common stock issued in
December 2005 to
employees, weighted
average $0.024 per share
              2,005,000             201         --         --         --        --    19,460       (4,040)          --      15,622

Common stock issued in
December 2005 for
satisfaction of all
obligations related to a
convertible note
payable, weighted average
$0.013 per share
             4,642,857             464          --         --         --        --    59,893            --          --      60,357

Net loss
                    --              --          --         --         --        --        --            --    (600,507)   (600,507)

Balance, December 31, 2005
            113,547,959 $       11,355       1,369         --         55        --   684,958     (224,040)  (1,596,462)  (1,124,189)

Common stock issued
in January
2006 to employees,
weighted
average $0.009 per share
             3,740,000             374          --          --        --        --    35,395          --           --        35,769

Common stock issued
in January
2006 for services,
weighted
average $0.010 per share
            12,000,000          1,200           --          --        --        --  121,200           --           --       122,400

Common stock issued
in January
2006 for services,
weighted
average $0.015 per share
            2,150,000            215           --           --        --        --   32,035           --           --        32,250

Common stock issued
in February
2006 for services,
weighted
average $0.006 per share
           2,700,000             270           --           --        --        --   17,630           --           --        17,900

Common stock issued
in February
2006 to employees,
weighted
average $0.018 per share
           2,623,077             262           --            --       --        --   48,037           --           --       48,299

Common stock issued
in March 2006
to employees,
weighted average
$0.017 per share
            626,923              63           --            --        --        --   10,594           --           --       10,657

Common stock issued
in March 2006
based on exercise
of warrant,
weighted average $0.0001
        30,879,999           3,088            --            --         --        --   24,700            --          --      27,788

Common stock issued
in March 2006
for services,
weighted average
$0.014 per share
           500,000             50            --             --         --        --    6,950            --          --       7,000

Common stock issued
in March 2006
to employees,
weighted
average $0.015 per share
           673,077             67            --             --         --        --  10,030             --          --      10,097

Payment for shares
issued
December 2005
                --             --            --             --         --        --      --          4,040          --       4,040

Net loss        --             --            --             --         --        --      --             --    (397,705)    (397,705)

Balance, March 31,
2006
(unaudited)
     169,441,035    $   16,945          1,369(2)$          0         55    $    0   $991,529 $  (220,000) $(1,994,168) $ (1,205,694)


(1) Adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.

(2) In January 2006, the Company made the determination to cancel the 1,369 shares of Class A preferred stock based on non-performance under a related loan agreement. Therefore, the Company considers these shares to be issued, since they have not actually been cancelled yet, but not outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements.


                                     WORLD AM, INC.
                             (A Development Stage Company)
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (Unaudited)



                                                                                       From Inception
                                                           Three Months                (March 4, 2005)
                                                       Ended March 31, 2006                Through
                                                                                         March 31, 2006
Cash flows from operating activities:
Net loss                                               $  (397,705)                    $  (998,211)
Adjustments to reconcile net loss to net
cash used in operating activities:
Depreciation                                                   644                           2,484
Stock issued for services                                  189,646                         377,397
Warrant exercise                                            27,788                          27,788
Loss on reclassification of capital lease
   asset                                                        --                          2,388

Settlement gain                                                 --                       (116,000)

Changes in operating assets and liabilities:
Change in accounts receivable, net                           3,730                         27,738
Change in inventory                                           (529)                        (1,597)
Change in other assets                                         871                          4,071
Change in accounts payable and accrued
   liabilities                                              72,640                        131,380
Change in payroll taxes payable                             49,551                        161,756
Net cash used in operating activities                      (53,364)                      (380,806)

Cash flows from investing activities:
Cash acquired in reverse merger                                 --                            935
Purchase of fixed assets                                        --                             --
Net cash provided by investing activities                       --                            935

Cash flows from financing activities:
Change in due to related parties                          (161,887)                       (46,664)
Proceeds from agreement with prospective investor          125,000                        125,000
Proceeds from exercise of employee options                  98,767                        364,655
Proceeds from sale of preferred stock                           --                         10,000
Proceeds (payments) from line of credit                      2,150                         (6,331)
Principal payments on
convertible note payable                                        --                        (30,000)
Principal payments on note payable                              --                        (15,720)
Assumption of capital lease obligation                                                         --
Principal payments on capital lease obligation                                                 --
Proceeds related to stock options exercised in 2003
  recorded as receivable related to the issuance of
  common stock                                                                                 --
   Net cash provided by financing activities                64,030                        400,940

Net change in cash                                          10,666                         21,069

Cash, beginning of period                                   10,403                             --

Cash, end of period                                     $   21,069                     $   21,069

Supplemental disclosure of cash
flow information:
Cash paid for income taxes                              $       --                     $       --
Cash paid for interest                                  $      412                     $    5,695

Schedule of non-cash operating, investing and
financing activities:
Acquisition of other assets and liabilities
  in reverse merger                                     $       --                     $ (995,956)

Issuance of 55 shares of Class B preferred stock        $       --                     $       --

Issuance of warrants for purchase of 18,000,000
shares of common stock                                  $       --                     $       --

Reclassification of capital lease                       $       --                     $    8,175

Removal of fixed asset due to reclassification
of capital lease                                        $       --                     $   10,563



The accompanying notes are an integral part of these condensed consolidated financial statements.



                                    WORLD AM, INC.
                            (A Development Stage Company)
                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The consolidated financial statements include the accounts of the World Am, Inc. and its subsidiaries ("Company") as of March 31, 2006 and for the three month period ended March 31, 2006 and from inception through March 31, 2006. All significant intercompany balances have been eliminated in consolidation. Senz-It, Inc. was incorporated on March 4, 2005. No accounting transactions were recorded, other than incorporation expenses of $1,700 during the four weeks ending March 31, 2005. As a result, no comparisons are made to prior year financial statements.

The interim condensed consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of March 31, 2006 and the results of operations and cash flows presented herein have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying condensed consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States for complete financial statements. The financial statements should be read in conjunction with the Form 10-KSB of the Company for the year ended December 31, 2005.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States necessarily requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

NOTE 2 - GOING CONCERN

The Company incurred a net loss of $397,706 for the three months ended March 31, 2006 and the Company's current liabilities exceeded its current assets by $1,217,098 at March 31, 2006. The accumulated deficit was $1,994,168 as of March 31, 2006. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has plans to promote its services, gain clients and expand its relationships with current clients. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives. The Company will require at least $5,000,000 to sustain operations and implement its business plan.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation - In December 2004, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 123R, which is a revision of SFAS No. 123, "Accounting for Stock-Based Compensation." This Statement supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees," and its related implementation guidance. This Statement establishes standards for the accounting for transactions in which an entity exchanges its equity instruments for goods or services. It also addresses transactions in which an entity incurs liabilities in exchange for goods or services that are based on the fair value of the entity's equity instruments or that may be settled by the issuance of those equity instruments. This Statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. This Statement requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award (with limited exceptions). That cost will be recognized over the period during which an employee is required to provide service in exchange for the award - the requisite service period (usually the vesting period). The Company files as a small business issuer and must meet the requirements of this Statement for accounting periods after December 15, 2005. The Company is evaluating SFAS No. 123R and believes it may have a material effect on the Company's financial statements.

Net Loss Per Common Share - The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share," and Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents, however, potential common shares are excluded if their effect is antidilutive. For the period from January 1 through March 31, 2006, no shares were excluded from the computation of diluted earnings per share because their effect would be antidilutive. Net loss per share for the period from January 1 through March 31, 2006 reflect the 100-to-1 reverse stock split that occurred during January 2005 and the three-for-two stock dividend that occurred in August 2005.

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

Acquisition - On August 31, 2005, the Company consummated an agreement to acquire all of the issued and outstanding capital stock of Senz-It, Inc. in exchange for 55 shares of the Company's Class B preferred stock and a warrant for 18,000,000 shares of common stock. The exercise price of the common shares under this warrant is $0.0001 per share. The warrant vests immediately and expires in August 2010.
Each share of Class B preferred stock is convertible into 1% of the outstanding common share of the Company, including the common stock equivalents of all unexercised warrants, options and convertible securities, or a minimum of 7,272,728 shares of common stock.

The transaction is considered to be a capital transaction in substance, rather than a business combination, with Senz-It, Inc. being the acquirer for accounting purposes. Inasmuch, the transaction is equivalent to the issuance of stock by a development stage company (Senz-It, Inc.) for the net monetary assets of a public company (World Am, Inc.) accompanied by a recapitalization. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets were not recorded, because, in the judgment of Company management, no goodwill or other intangible assets can be associated with the Company. Accordingly, these consolidated financial statements are the historical financial statements of Senz It, Inc.

Senz-It, Inc. was incorporated in the State of California on March 4, 2005. There is no historic financial information prior to March 31, 2005. Therefore, no prior year financial information is available to be presented in the attached financial statements.

NOTE 4 - INVENTORY

Inventory totaling $12,681 consists of raw materials.

NOTE 5 - DUE TO STOCKHOLDERS

Due to stockholders totaling $397,186 as of March 31, 2006 consist of unreimbursed expenses and accrued wages to various stockholders and employees, including $302,670 that is owed to the Company's former president and chief executive officer for accrued salary and reimbursement of expenses. An additional $5,000 has been lent by a company owned and managed by the former president and chief executive officer. All loans are unsecured, bearing no interest and due on demand.

The Company also accrued the cost of a finder's fee and other services provided by a consultant. At March 31, 2005, $70,000 out of the original $204,000 has not yet been paid.

NOTE 6 - PAYROLL TAXES PAYABLE

As of March 31, 2006 payroll taxes payable consists of late payroll taxes for both payroll and stock option activity totaling $346,275. Settlement discussions are presently underway to resolved this matter.

NOTE 7 - FUNDING AGREEMENT

On January 23, 2006, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc.. Under this agreement, Golden Gate agreed to purchase from the Company a convertible debenture in the aggregate principal amount of $1,000,000. The conversion price is equal to the lesser of (i) $0.20, or (ii) 80% of the average of the 3 lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert.

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

Golden Gate may demand repayment of 125% of the principal amount of the debenture, together with all accrued and unpaid interest thereon, in cash, at any time prior to the Company's registration statement being declared effective by the Securities and Exchange Commission ("SEC") or during the period that the Company's registration statement is not effective. Such a decision would be under the sole control of Golden Gate. The Company has not yet filed a registration statement with the SEC; hence, Golden Gate still has the option to demand repayment. Further, if Golden Gate were to demand repayment of the debenture, all warrants connected to this transaction would be cancelled.

Company management has determined that the appropriate accounting for the debenture during the period until the registration statement is declared effective is to treat it as a current note payable of $125,000 bearing interest of 6.75% per annum.

Interest payments of $412 were made in the first quarter, and an additional $581 was accrued.

NOTE 8 - LINE OF CREDIT

The Company has a line of credit through a credit card company with a credit line up to $5,000 with an annual variable rate currently at 0%. As of March 31, 2006, the balance on the line of credit totaled $2,150.

NOTE 9 - NOTES PAYABLE

The Company had a total of $223,180 in notes payable at March 31, 2006.

In April 2005, the Company entered into an accounts receivable factoring and security agreement for up to $75,000 with a financing entity. However, the account receivable was used as collateral for the factoring agreement, and was not assigned to the lender. When payment from the customer was received, the factor was not paid, placing the Company in default on the loan. Under the settlement agreement of December 2005, the Company agreed to pay interest at an annual rate of 19%. At March 31, 2006 the amount owed under the settlement agreement was $46,180.

On January 23, 2006, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. The balance owed at March 31,2006 was $125,000. See Note 7 for details.

In April 2005 the Company issued a $30,000 note to an individual. The note is due on demand, is secured by stock and bears interest at the rate of 8% per annum.

The remaining $22,000 of notes payable is due on demand, bear no interest and are unsecured.

NOTE 10 - ACCOUNTS RECEIVABLE

In February 2005, World Am, Inc. entered into a factoring and security agreement for up to $75,000. This amount has been used primarily for accounts receivable factoring, and also for a $30,000 convertible note payable. The factoring is secured by specifically identified accounts receivable; the factored amounts are charged fees and interest on a sliding scale. The amount owed for factoring at March 31, 2006 was $46,180

NOTE 11 - EMPLOYEE STOCK INCENTIVE PLAN

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

The maximum number of shares of stock that may be issued is 235,000,000. The purchase price of shares under the plan is $0.015 per share. The Company pays the sales commission on the exercise of each option. The option period begins on the date of grant of the incentive option and will not exceed ten years. There were options granted covering 125,000,000 shares under the plan during the year ended December 31, 2005. Options representing 12,513,077 shares of common stock were exercised during the quarter ended March 31, 2006. As of March 31, 2006, there were 101,563,423 shares of common stock remaining to be issued under this plan.

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

During May 2005, the Lender assigned all rights set forth in the loan agreement to Coldwater Capital Partners, LLC. On this basis, a certificate for 1,370 shares of Class A preferred stock was issued on June 4, 2005. On July 21, 2005, the Company authorized that one share of the Class A preferred stock be converted into 1,000,000 restricted shares of common stock. The Company never received any funding under this loan agreement. Therefore, in January 2006 the Company made the determination to cancel the balance of 1,369 shares of Class A preferred stock (they have not actually been cancelled yet). The Company is analyzing its alternatives with regard to the 1,000,000-share conversion.

(b)  On August 31,2005, the Company completed a Share Exchange
Agreement with Senz-It, Inc. Under this agreement, Senz-It becomes a wholly owned subsidiary of the Company in exchange for 55 shares of Class B convertible preferred stock (among other consideration). Each share of Class B preferred stock is convertible into the greater of
(a) that number of shares of common stock of the Company equal to 1% of the outstanding shares of common stock of the Company as of the date of conversion, after giving consideration to the shares issued as a result of the conversion, any options, warrants or other convertible securities then outstanding, and any other securities issued simultaneously on the day of conversion, or 7,272,728 shares of common stock.

NOTE 13  COMMITMENTS AND CONTINGENCIES

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

NOTE 14 SUBSEQUENT EVENTS

(a)  Stock issuances:

(1) On April 5, 2006, the Company granted options to purchase 300,000 shares of the Company's common stock pursuant to the Amended and Restated Employee Stock Incentive Plan. The options were immediately exercised. The shares had a fair value of $6,300 ($0.021 per share).

(2) On April 13, 2006, the Company issued 1,300,000 shares of common stock for services totaling $18,200 ($0.014 per share).

(b) On May 18, 2006, the Company's subsidiary, Isotec, Inc., issued a demand promissory note in favor of the Company's controlling shareholder, SUTI Holdings, LP. Under this note, the Company may borrow up to $100,000. These funds are being used to assist in the ongoing operations of the Company. Under the terms of the promissory note in connection with this loan, the principal and all accrued interest is to be no later than 30 days following the commencement date. The principal amount from time to time outstanding is to bear simple interest from the commencement date through the maturity date at a rate equal to 8% of the loan amount. After an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%. The Company has borrowed a total of $19,030 under this note.

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

     Fundraising efforts will continue during the second quarter of 2006 to move Senz-It to an engineering prototype phase. The technology represented by Senz-It is an innovative advancement in the field of micro-sensors that have applications in homeland security, indoor air quality monitoring, food processing and health care. The products are in the developing field of "electronic noses" and can identify patterns of molecules present in air or liquid environments for significantly less cost than current approaches.

     Prior to the transaction discussed above, the Company was a public company with assets of $88,656, liabilities totaling $1,084,612, and 66,570,285 shares of common stock issued and outstanding; Senz-It was a privately-held, non-operating development stage company. The transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the transaction is equivalent to the issuance of stock by a development stage company (Senz-It, Inc.) for the net monetary assets of a public company (World Am, Inc.), accompanied by a recapitalization. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill and other intangible assets were not recorded. No goodwill was recognized because in the judgment of Company management, no goodwill could be associated with the operations of World Am, Inc. Accordingly, these consolidated financial statements are the historical financial statements of Senz-It, Inc. Senz-It, Inc. was incorporated on March 4, 2005. No transactions were recorded during the period ending March 31, 2005, hence there are no prior year financial statements against which to make comparisons.

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

     Efforts during the first quarter of 2006 focused on the development of sales and marketing materials. An extensive library of customer and dealer oriented materials, including a PowerPoint presentation that outlines the Company's products, services and strengths, was completed. Corporate print material, as well as target market print material, data sheets, photomontages of installations and application notes, are ready for distribution. Animated demonstrations and video demonstrations of weapons control portals were completed. Two CD's were produced, one as a handout for customers, and the other for dealers and distributors.

     A marketing effort was initiated to attract commercial dealers using prioritized contact lists of system integrators. A training program was held for government and international representatives. Also, a second-generation touch screen interface was designed and introduced with several new features. The anti-tailgating product was enhanced. The Company received notification that Isotec Weapons Control Portals meet the 2006 fire code regulations.
The Company believes its future growth and overall success will be dependent upon its ability to develop the patent protected technology represented by the Senz-It transaction.

Results of Operations.

     Senz-It was incorporated in the State of California on March 4, 2005. There is no historic financial information prior to March 31, 2005. Therefore, no prior year financial information is available to be presented in the attached financial statements.

(a)  Revenues.

     Revenues for the three months ended March 31, 2006 were $68,660 and $281,432 for the period from inception (March 4, 2005) through March 31, 2006.

(b)  Cost of Revenues.

     Cost of revenues for the three months ended March 31, 2006 was $31,443 and $147,228 for the period from inception (March 4, 2005) through March 31, 2006.

(c)  General and Administrative Expense.

     General and administrative expenses were $433,857 for the three months ended March 31, 2006 and $1,221,347 for the period from inception (March 4, 2005) through March 31, 2006. The general and administrative expenses reflect the impact of the reverse merger.

(d)  Net Operating Loss Carryforward.

     For the fiscal year ended December 31, 2005, the Company had incurred a net operating loss carryforward of $10,941,018. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. These carryforwards, if not utilized to offset taxable income will expire in various periods through 2025. Such losses may not be fully deductible due to significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code.

    The company has established a valuation allowance for the full tax benefit of the operating loss carry overs due to the uncertainty regarding realization.

(e)  Loss from Operations.

     The net loss for the three months ended March 31, 2006 was $397,705 and $998,211 for the period from inception (March 4, 2005) through March 31, 2006.

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

     The Company is also subject to the following specific factors that may affect its operating results:

(a) The Company May Not Be Able To Accommodate Rapid Growth Which Could Decrease Revenues And Result In A Loss Of Customers.

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

(b)  Protection of Proprietary Rights May Affect Our Success and
Ability to Compete.

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

(c)  Dependence on Suppliers May Affect the Ability of Us to Conduct
Business.

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

(d) The Company Faces Strong Competition in Our Market, Which Could Make It Difficult for It to Generate Income

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

(e) The Company Could Fail To Develop New Products To Compete in this Industry of Rapidly Changing Technology, Resulting in Decreased Revenue

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

(f)  New Versions of the Company's Products May Contain Errors or
Defects, Which Could Affect Its Ability to Compete.

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

(g) The Company's Ability to Grow is Directly Tied to Its Ability to Attract and Retain Customers, Which Could Result in Reduced Income

     The Company has no way of predicting whether its marketing efforts will be successful in attracting new business and acquiring substantial market share. If our marketing efforts fail, we may fail to attract new customers and fail to retain existing ones, which would adversely affect our business and financial results.

(h) If Government Regulation of Our Business Changes, the Company May Need to Change the Manner in Which It Conducts Business, or Incur
Greater Operating Expenses.

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

(i) The Company's Success Is Largely Dependent on the Abilities of Its Management and Employees.

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

(j) Any Required Expenditures as a Result of Indemnification Will Result in a Decrease of Our Net Income.

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

Operating Activities.

     The net cash used in operating activities was $380,806 for the period from inception (March 4, 2005) through March 31, 2006 and $53,364 for the three months ended March 31, 2006.

Investing Activities.

     The net cash provided by investing activities was $935 for the period from inception (March 4, 2005) through March 31, 2006; this was the result of cash acquired in the reverse merger transaction with Senz-It. The net cash provided by investing activities was $0 for the three months ended March 31, 2006.

Liquidity and Capital Resources.

(a)  General Discussion.

     As of March 31, 2006, the Company had total current assets of $54,128 and total current liabilities of $1,271,226, resulting in a working capital deficit of $1,217,098. At March 31, 2006, the Company's assets consisted primarily of net accounts receivable totaling $20,378, inventory of $12,681, and cash of $21,069. During the period from inception (March 4, 2005) through March 31, 2006, the Company incurred a net loss of $998,211 and incurred a net loss of $397,705 for the three months ended March 31, 2006. The Company had an accumulated deficit of $1,994,168 as of March 31, 2006.

     These factors raise substantial doubt as to the Company's ability to continue as a going concern. The Company's independent accountants' audit report included in the Form 10-KSB for the year ended December 31, 2005 includes a substantial doubt paragraph regarding the Company's ability to continue as a going concern.

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

     The net cash provided by financing activities was $400,940 for the period from inception (March 4, 2005) through March 31, 2006 and $64,030 for the three months ended March 31, 2006, primarily as a result of proceeds from the exercise of employee options and the Golden Gate transaction
(see below).

(b)  Golden Gate Investors, Inc.

     On January 23, 2006, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc.. Under this agreement, Golden Gate agreed to purchase from the Company a convertible debenture in the aggregate principal amount of $1,000,000 (see Exhibit 4.18). The conversion price is equal to the lesser of
(i) $0.20, or (ii) 80% of the average of the 3 lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert.

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

     Golden Gate may demand repayment of 125% of the principal amount of the debenture, together with all accrued and unpaid interest thereon, in cash, at any time prior to the Company's registration statement being declared effective by the Securities and Exchange Commission ("SEC") or during the period that the Company's registration statement is not effective. Such a decision would be under the sole control of Golden Gate. The Company has not yet filed a registration statement with the SEC; hence, Golden Gate still has the option to demand repayment. Further, if Golden Gate were to demand repayment of the debenture, all warrants connected to this transaction would be cancelled.

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

Critical Accounting Policies.

     The SEC has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) stock-based compensation arrangements; and (c) revenue recognition. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

Forward Looking Statements.

     Information in this Form 10-QSB contains "forward looking statements" within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words "expects," "anticipates," "believes," "plans," "will" and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, our need for future financing, and our operating expenses.

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

     There were no unregistered sales of the Company's equity securities during the three months ended on March 31, 2006 that were not previously disclosed in a Form 8-K. There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended March 31, 2006.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES.

     Not Applicable.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

     None

ITEM 5.  OTHER INFORMATION.

Subsequent Events.

     (a)  Stock issuances:

     (1) On April 5, 2006, the Company granted options to purchase 300,000 shares of the Company's common stock pursuant to the Amended and Restated Employee Stock Incentive Plan. The options were immediately exercised. The shares had a fair value of $6,300 $0.021 per share).

     (2) On April 13, 2006, the Company issued 1,300,000 shares of common stock for services totaling $18,200 ($0.014 per share).

     (b) On May 18, 2006, the Company's subsidiary, Isotec, Inc., issued a demand promissory note in favor of the Company's controlling shareholder, SUTI Holdings, LP. Under this note, the Company may borrow up to $100,000. These funds are being used to assist in the ongoing operations of the Company. Under the terms of the promissory note in connection with this loan, the principal and all accrued interest is to be no later than 30 days following the commencement date. The principal amount from time to time outstanding is to bear simple interest from the commencement date through the maturity date at a rate equal to 8% of the loan amount. After an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%. The Company has borrowed a total of $19,030 under this note.

ITEM 6.  EXHIBITS.

     Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.


                                 SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       World Am, Inc.



Dated: May 22, 2006                    By: /s/ Robert A. Hovee
                                       Robert A. Hovee,
                                       Chief Executive Officer


Dated: May 22, 2006                    By: /s/ David J. Barnes
                                       David J. Barnes,
                                       Chief Financial Officer


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

10.10 Demand Promissory Note issued by the Company in favor of SUTI Holdings, LP, dated May 18, 2006 (incorporated by reference to Exhibit 10.10 of the Form 10-KSB filed on May 22, 2006).

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

16 Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on July 12, 2004).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB filed on April 16, 2002).

23      Consent of Independent Registered Public Accounting Firm
        (incorporated by reference to Exhibit 23 of the Form 10-KSB filed on May 22, 2006).

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