Form 10KSB/A
period 2005-12-31
WORLD AM, INC.
filed 2006-06-30
CIK 1107522

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

     The Company, by this Form 10-KSB/A, amends the following: (a) Part II,
Item 5, to add disclosure about options incorrectly previously reported; (b) Part III, Item 11, to correct a typographical error in the number of shares underlying the option held by James Alexander as of May 1, 2006 (and the percentage ownership) in the ownership chart;
(c) Part III, Item 11, to correct a typographical error in the date of last amendment (No. 6) of the Company's Non-Employee Directors and Consultants Retainer Stock Plan; (d) Part III, Item 11, to correct a typographical error in the number of shares outstanding at December
31, 2003 in the Company's 2003 Consultants Stock Compensation Plan;
(e) Part III, Item 12, to add disclosure regarding the salary of the wife of the former president of the Company since it exceeds the limit set forth under Item 404 of Regulation S-B; and (f) Part III, Item 13, Exhibits, to include a new Exhibit 21 to take account of the acquisition of Senz-It by the Company, and new certifications.
Besides these changes, no other changes have been made to the Form 10-
KSB for the year ended December 31, 2005. In addition, the remaining information in this amended Form 10-KSB has not been changed or updated to reflect any changes in information that may have occurred subsequent to the date of the reporting period that this Form 10-KSB relates.

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

     World Am incorrectly previously reported that between January 6, 2005 and January 20, 2005, it had granted options covering a total of 269,650 (26,965,000 pre-split) shares of common stock to certain company employees and consultants. Instead, these were in actuality shares of common stock (not options) issued under World Am's Directors and Consultants Retainer Stock Plan to certain employees and consultants (not including the company's chief executive officer and his wife).

ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership.

     The following table sets forth information regarding the beneficial ownership of shares of the Company's common stock as of May 1, 2006 (200,847,958 issued and 171,041,035 issued and outstanding (1))
by (i) all stockholders known to us to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group:

Title of Class    Name and Address of            Amount of      Percent of
                    Beneficial Owner             Beneficial       Class
                                                 Owner (1)         (2)

Common Stock      SUTI Holdings, LP,             400,000,040 (3)   70.05%
                  4040 MacArthur Boulevard
                  Suite 240
                  Newport Beach, California 92660

Common Stock      James H. Alexander              42,788,462 (4)   20.01%
                  5495 West 115th Place
                  Westminster, Colorado 80020

Common Stock      Golden Gate Investors, Inc.,    18,983,445 (5)    9.99%
                  7817 Herschel Avenue
                  Suite 200
                  La Jolla, California 92037

Common Stock      Select University Technologies, 17,880,000       10.45%
                  Inc.
                  4040 MacArthur Boulevard
                  Suite 240
                  Newport Beach, California 92660

Common Stock      Robert A. Hovee                           0       0.00%
                  4040 MacArthur Boulevard
                  Suite 240
                  Newport Beach, California 92660

Common Stock      David R. Barnes                          0        0.00%
                  4040 MacArthur Boulevard
                  Suite 240
                  Newport Beach, California 92660

Common Stock      James R. Largent                         0        0.00%
                  4040 MacArthur Boulevard
                  Suite 240
                  Newport Beach, California 92660

Common Stock      Shares of all directors and              0        0.00%
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

(2) Applicable percentage ownership of common stock is based on 171,041,035 shares issued and outstanding as of May 1, 2006. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the Instructions to Item 403 of Regulation S-B, and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

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

(5) Under SEC rules, beneficial ownership includes any shares as to which Golden Gate Investors, Inc. has the right to acquire within 60 days based on the current convertibility of both the debenture and the warrants issued to Golden Gate Investors, Inc. by the Company in connection with the Securities Purchase Agreement between the parties and the limit on beneficial ownership as set forth in that agreement of 9.99% of the outstanding shares of common stock.

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

(b)  2003 Consultants Stock Compensation Plan.

     On August 19, 2003, the Company adopted the 2003 Consultants Stock Compensation Plan. The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of common stock or stock options. All 75,000,000 shares of common stock authorized under this plan have been registered under a Form S-8 filed with the SEC during August 2003. The options are exercisable at a price as determined in each case by the board of directors, but in no event shall the price be less than 100% of the fair market value of the shares on the date of grant. There were no options granted under the plan during the year ended December 31, 2005. As of December 31, 2005, there were 13,000,000 shares of common stock remaining to be issued under this plan, the same number that were outstanding as of December 31, 2003 and 2004 (the Company incorrectly disclosed this number as 8,000,000 at the end of 2003).

(c)  Non-Employee Directors and Consultants Retainer Stock Plan.

     On January 5, 2001, the Company adopted the Non-Employee Directors and Consultants Retainer Stock Plan (the Company adopted Amendment No. 6 to this plan on December 22, 2005). The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of common stock or stock options. As of December 31, 2005, all 291,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC (the most recent being in December 2005). A total of 103,565,494 shares were issued out of this plan in the year ended December 31, 2005. As of December 31, 2005, there were 22,984,363 shares of common stock remaining to be issued under this plan.

(d)  Employee Stock Incentive Plan.

     On January 22, 2001, the Company adopted an Employee Stock Incentive Plan (the Company adopted Amendment No. 4 to this plan on February 7, 2006). This plan is intended to allow directors, officers, employees, and certain non-employees of the Company to receive options to purchase company common stock and grants of common stock. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. All 235,000,000 shares of common stock authorized under this plan have been registered as a result of Form S-8's filed with the SEC (the most recent being in October 2005). The options are exercisable at 80% of the closing price on the date of exercise (subsequently amended in February 2006 to an exercise price of $0.015 per share). There were options granted covering 125,000,000 shares under the plan during the year ended December 31, 2005. Options representing 13,620,000 shares of common stock were exercised during the year ended December 31, 2005. As of December 31, 2005, there were 114,076,500 shares of common stock remaining to be issued under this plan.



                                    Equity Compensation Plan Information
                                            December 31, 2005
                                                                                 Number of
                                                                                 securities
                                                                                 remaining
                                 Number of                                   available for future
                              securities to be                                  issuance under
                                issued upon             Weighted-average           equity
                               exercise of             exercise price of         compensation
                               outstanding               outstanding            plan (excluding
                             options, warrants         options, warrants      securities reflected
                               and rights                 and rights             in column (a))
Plan category                     (a)                       (b)                      (c)
Equity compensation plans
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

     (l) During the year ended December 31, 2005, Karen Alexander, the wife of the Company's former president, was paid total salary of $71,750 in her duties as an employee of the Company. Ms. Alexander contends that there is a valid contract in place covering her services for the Company for a period of two years from March 1, 2005.
However, this alleged contract was not presented to the Company until after the closing of the acquisition of Senz-It, Inc. on August 31, 2005. In addition, the Company's then president, James Alexander, informed management of Select University Technologies, Inc., the general partner of the former shareholder of Senz-It, SUTI Holdings, LP, that this alleged contract was void. On that basis, the Company considered there was no contract covering the services of Ms. Alexander, but continued to pay her as an employee at her former salary with the Company, $75,000 per annum.

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

                                       World Am, Inc.



Dated: June 20, 2006                   By: /s/ Robert A. Hovee
                                       Robert A. Hovee,
                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

         Signature                    Title                         Date

/s/ Robert A. Hovee        Chief Executive Officer/Director     June 20, 2006
Robert A. Hovee

/s/  David J. Barnes       Chief Financial                      June 20, 2006
David J. Barnes            Officer/Director

/s/ James R. Largent       Secretary/Director                   June 20, 2006
James R. Largent

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

21      Subsidiaries of the Company (file herewith).

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