Form 10QSB
period 2006-06-30
WORLD AM, INC.
filed 2006-08-21
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2006

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO
      ______________

                         COMMISSION FILE NUMBER: 0-30639

                                 WORLD AM, INC.
                                 --------------
               (Exact Name of Company as Specified in its Charter)

             Nevada                                               90-0142757
 ------------------------------                              -------------------
(State or Other Jurisdiction of                                (I.R.S. Employer
 Incorporation or Organization)                              Identification No.)

      4040 MacArthur Boulevard, Suite 240, Newport Beach, California 92660
      --------------------------------------------------------------------
                    (Address of Principal Executive Offices)

                                 (949) 955-5355.
                          ----------------------------
                          (Company's Telephone Number)


    --------------------------------------------------------------------------
   (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last
                                     Report)

      Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes |X| No |_|.

      Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes |_| No |X|.

      As of August 15, 2006, the Company had 208,512,392 shares issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION

  ITEM 1.  FINANCIAL STATEMENTS (UNAUDITED)

           CONSOLIDATED BALANCE SHEET AS OF JUNE 30, 2006................     3

           CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE AND SIX
           MONTHS ENDED JUNE 30, 2006 AND JUNE 30, 2005 AND FOR THE
           PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2006...     4

           CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT FOR THE PERIOD
           FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2006..........     6

           CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE SIX MONTHS
           ENDED JUNE 30, 2006 AND JUNE 30, 2005 AND FOR THE PERIOD FROM
           MARCH 4, 2005 (INCEPTION) TO JUNE 30, 2006....................    11

           NOTES TO CONSOLIDATED FINANCIAL STATEMENTS....................    12

  ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
           AND RESULTS OF OPERATIONS.....................................    32

  ITEM 3.  CONTROLS AND PROCEDURES.......................................    47

PART II -  OTHER INFORMATION

  ITEM 1.  LEGAL PROCEEDINGS.............................................    48

  ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS...    49

  ITEM 3.  DEFAULTS UPON SENIOR SECURITIES...............................    49

  ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...........    49

  ITEM 5.  OTHER INFORMATION.............................................    49

  ITEM 6.  EXHIBITS......................................................    50

SIGNATURES...............................................................    51

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCAL STATEMENTS.

                                 WORLD AM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2006
                                   (Unaudited)

                                     ASSETS
Current assets
  Cash                                                          $     1,650
  Accounts receivable, net                                              566
  Inventories                                                        16,976
                                                                -----------
    Total current assets                                             19,192
Fixed assets, net                                                     5,233
Other assets                                                          7,430
                                                                -----------
Total assets                                                    $    31,855
                                                                ===========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
  Accounts payable and accrued liabilities                      $   423,226
  Due to stockholders                                               409,974
  Payroll taxes payable                                             363,114
  Deferred revenue                                                   14,607
  Notes payable                                                     106,454
Convertible debentures and accrued interest payable,
  net of unamortized debt discount of $148,683                        4,859
                                                                -----------
  Total current liabilities                                       1,322,234
Derivatives and warrant liabilities                               2,487,688
                                                                -----------
Total liabilities                                                 3,809,922
                                                                -----------
Commitments and contingencies                                            --
Stockholders' deficit
  Class A preferred stock; $0.0001 par value; liquidation
    preference of $1,700 per share; 40,000,000 shares
    authorized, 1,369 shares issued and no shares outstanding            --
  Class B preferred stock; $0.0001 par value; liquidation
    preference of $145,455 per share; 40,000,000 shares
    authorized, 55 shares issued and outstanding                         --
  Common stock; $0.0001 par value; 1,500,000,000
    shares authorized, 201,438,477 shares issued and
    171,631,554 shares issued and outstanding (1)                    17,164
  Additional paid-in capital                                      1,107,546
  Receivable related to issuance of common stock                   (220,000)
  Deficit accumulated during the development stage               (4,682,777)
                                                                -----------
    Total stockholders' deficit                                  (3,778,067)
                                                                -----------
Total liabilities and stockholders' deficit                     $    31,855
                                                                ===========

(1) The difference between the issued shares and the issued and outstanding shares is the number of shares held by the Company's transfer agent in escrow for future issuances under the Company's Stock Incentive Plan.

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                 WORLD AM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                                                                      Period From
                                                                                                                     March 4, 2005
                                                 Three Months     Three Months      Six Months       Six Months       (Inception)
                                                  Ended June       Ended June       Ended June       Ended June       Through June
                                                   30, 2006         30, 2005         30, 2006         30, 2005          30, 2006
                                                 -------------    -------------    -------------    -------------    -------------
Revenues                                         $       3,878    $          --    $      72,537    $          --    $     285,310

Cost of revenues                                            --               --           31,443               --          147,228
                                                 -------------    -------------    -------------    -------------    -------------
    Gross profit                                         3,878               --           41,094               --          138,082

General and administrative expenses                    335,463           11,272          769,320           11,272        1,556,810
                                                 -------------    -------------    -------------    -------------    -------------

Loss from operations                                  (331,585)         (11,272)        (728,226)         (11,272)      (1,418,728)
                                                 -------------    -------------    -------------    -------------    -------------

Other expense
    Other expense (net)                                 (2,160)              --           (1,757)              --          (15,847)

    Settlement gain                                         --               --               --               --          116,000

    Interest expense                                (2,354,864)              --       (2,356,332)              --       (2,368,245)
                                                 -------------    -------------    -------------    -------------    -------------
       Other expense, net                           (2,357,024)              --       (2,358,089)              --       (2,268,092)

Loss before provision for income taxes              (2,688,609)         (11,272)      (3,086,315)         (11,272)      (3,686,820)

Provision for income taxes                                  --               --               --               --               --
                                                 -------------    -------------    -------------    -------------    -------------
Net loss                                         $  (2,688,609)   $     (11,272)   $  (3,086,315)   $     (11,272)   $  (3,686,820)
                                                 =============    =============    =============    =============    =============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                 WORLD AM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
        FOR THE PERIOD OF MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2006

                                                           Class A       Class B                Receivable
                                                          Preferred     Preferred               Related to
                                        Common Stock        Stock         Stock     Additional Issuance of                 Total
                                     ------------------ ------------- -------------   Paid-in     Common   Accumulated Stockholders'
                                       Shares    Amount Shares Amount Shares Amount   Capital     Stock      Deficit      Deficit
                                     ---------- ------- ------ ------ ------ ------ ---------- ----------- ----------- -------------
Senz-It, Inc. March 4, 2005
  (inception)                                --  $   --     --   $--    --     $--   $     --   $      --   $      --    $      --
Issuance of shares to Senz-It, Inc.
  founders                                   --      --     --    --    55      --     10,000          --          --       10,000
Assumption by Senz-It, Inc. of
  World Am, Inc. capital structure,
  outstanding warrants and options
  on August 31, 2005                 66,570,285   6,656  1,369    --    --      --    221,978    (220,000)   (995,955)    (987,321)
Common stock issued in September
  2005 for services, weighted
  average $0.004 per share           15,410,573   1,541     --    --    --      --     52,916          --          --       54,457
Common stock issued in October
  2005 for services, weighted
  average $0.003 per share           12,748,670   1,275     --    --    --      --     39,521          --          --       40,796
Common stock issued in October
  2005 for services, weighted
  average $0.018 per share            1,795,574     180     --    --    --      --     31,961          --          --       32,141

                                 WORLD AM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
        FOR THE PERIOD OF MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2006
                                   (continued)

                                                        Class A       Class B                Receivable
                                                       Preferred     Preferred               Related to
                                    Common Stock         Stock         Stock     Additional Issuance of                 Total
                                 ------------------- ------------- -------------   Paid-in     Common   Accumulated Stockholders'
                                   Shares     Amount Shares Amount Shares Amount   Capital     Stock      Deficit      Deficit
                                 ----------- ------- ------ ------ ------ ------ ---------- ----------- ----------- -------------
Common stock issued in November
  2005 to employees, weighted
  average $0.024 per share        10,375,000   1,038     --    --     --     --     249,229         --           --       250,267
Common stock issued in December
  2005 to employees, weighted
  average $0.024 per share         2,005,000     201     --    --     --     --      19,460     (4,040)          --        15,621
Common stock issued in December
  2005 for satisfaction of all
  obligations related to a
  convertible note payable
  weighted average of $0.013
  per share                        4,642,857     464     --    --     --     --      59,893         --           --        60,357
Net loss                                  --      --     --    --     --     --          --         --     (600,507)     (600,507)
                                 -----------  ------  -----   ---    ---    ---     -------   --------   ----------    ----------
Balance, December 31, 2005       113,547,959  11,355  1,369    --     55     --     684,958   (224,040)  (1,596,462)   (1,124,189)
The following information for
  the six months ended June 30,
  2006 is unaudited:
Common stock issued in January
  2006 to employees, weighted
  average $0.009 per share         3,740,000     374     --    --     --     --      35,395         --           --        35,769

                                 WORLD AM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
        FOR THE PERIOD OF MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2006
                                   (continued)

                                                         Class A       Class B                Receivable
                                                        Preferred     Preferred               Related to
                                      Common Stock        Stock         Stock     Additional Issuance of                 Total
                                   ------------------ ------------- -------------   Paid-in     Common   Accumulated Stockholders'
                                     Shares    Amount Shares Amount Shares Amount   Capital     Stock      Deficit      Deficit
                                   ---------- ------- ------ ------ ------ ------ ---------- ----------- ----------- -------------
Common stock issued in January
  2006 for services, weighted
  average $0.010 per share         12,000,000   1,200   --     --     --     --     121,200       --          --        122,400
Common stock issued in January
  2006 for services, weighted
  average $0.015 per share          2,150,000     215   --     --     --     --      32,035       --          --         32,250
Common stock issued in February
  2006 for services, weighted
  average $0.006 per share          2,700,000     270   --     --     --     --      17,630       --          --         17,900
Common stock issued in February
  2006 to employees, weighted
  average $0.018 per share          2,623,077     263   --     --     --     --      48,037       --          --         48,300
Common stock issued in March 2006
  to employees, weighted average
  $0.017 per share                    626,923      63   --     --     --     --      10,594       --          --         10,657
Common stock issued in March 2006
  based on exercise of warrant,
  weighted average $0.0001         30,879,999   3,088   --     --     --     --      24,700       --          --         27,788

                                 WORLD AM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
        FOR THE PERIOD OF MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2006
                                   (continued)

                                                        Class A       Class B                Receivable
                                                       Preferred     Preferred               Related to
                                      Common Stock       Stock         Stock     Additional Issuance of                 Total
                                   ----------------- ------------- -------------   Paid-in     Common   Accumulated Stockholders'
                                     Shares   Amount Shares Amount Shares Amount   Capital     Stock      Deficit      Deficit
                                   --------- ------- ------ ------ ------ ------ ---------- ----------- ----------- -------------
Common stock issued in March 2006
  for services, weighted average
  $0.014 per share                   500,000    50     --     --     --     --      6,950         --         --           7,000
Common stock issued in March 2006
  to employees, weighted
  average $0.015 per share           673,077    67     --     --     --     --     10,030         --         --          10,097
Payment for shares issued
  December 2005                           --    --     --     --     --     --         --      4,040         --           4,040
Common stock issued in April 2006
  for services, weighted average
  $0.015 per share                 1,600,000   160     --     --     --     --     24,382         --         --          24,542
Common stock issued in April 2006
  to employees, weighted
  average $0.015 per share           350,000    35     --     --     --     --      5,215         --         --           5,250
Common stock issued in May 2006
  to employees, weighted
  average $0.0119 per share        1,000,000   100     --     --     --     --     11,800         --         --          11,900

                                 WORLD AM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
        FOR THE PERIOD OF MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2006
                                   (continued)

                                                        Class A        Class B                 Receivable
                                                       Preferred      Preferred                Related to
                                  Common Stock            Stock         Stock     Additional  Issuance of                  Total
                              --------------------  --------------- -------------   Paid-in      Common   Accumulated  Stockholders'
                                 Shares     Amount   Shares  Amount Shares Amount   Capital      Stock      Deficit       Deficit
                              -----------  -------  -------- ------ ------ ------ ----------  ----------- -----------  -------------
Cancellation of common stock
  issued to employee in 2005   (4,459,481)    (446)    --       --    --      --     (47,320)         --           --       (47,766)
Common stock issued in June
  2006 for services,
  weighted average $0.007
  per share                     1,500,000      150     --       --    --      --      10,350          --           --        10,500
Common stock issued in June
  2006 to employees,
  weighted average $0.012
  per share                     2,200,000      220     --       --    --      --      26,590          --           --        26,810
Options vesting during the
  period                               --       --     --       --    --      --      85,000          --           --        85,000
Net loss                               --       --     --       --    --      --          --          --   (3,086,315)   (3,086,315)
                              -----------  -------  -----      ---   ---     ---  ----------   ---------  -----------   -----------
Balance, June 30, 2006        171,631,554  $17,164  1,369(1)   $--    55      $0  $1,107,546   $(220,000) $(4,682,777)  $(3,778,067)
                              ===========  =======  =====      ===   ===     ===  ==========   =========  ===========   ===========

(1) In January 2006, the Company made the determination to cancel the 1,369 shares of Class A preferred stock based on non-performance under a related loan agreement. Therefore, the Company considers these shares to be issued, since they have not actually been cancelled yet, but not outstanding.

   The accompanying notes are an integral part of these consolidated financial statements

                                 WORLD AM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       Six Months       Six Months       Inception
                                                                          Ended            Ended          Through
                                                                      June 30, 2006    June 30, 2005   June 30, 2006
                                                                      -------------    -------------   -------------
Cash flows from operating activities:
    Net loss                                                          $  (3,086,315)   $     (11,272)  $  (3,686,820)
    Adjustments to reconcile net loss to net
     cash used in operating activities:
       Fair value of derivative and warrant liabilities                   2,337,688               --       2,337,688
       Depreciation                                                           1,288               --           3,128
       Stock issued for services                                            214,592               --         402,341
       Loss on reclassification of capital lease asset                           --               --           2,388
       Vested options                                                        85,000               --          85,000
       Settlement gain                                                           --               --        (116,000)
       Accrued interest added to principal balance                            3,542               --           3,542
       Amortization of discount on convertible debt                           1,317               --           1,317
    Changes in operating assets and liabilities:
       Accounts receivable, net                                              23,542               --          47,550
       Inventories                                                           (4,824)              --          (5,892)
       Other assets                                                            (380)          (5,696)          2,820
       Accounts payable and accrued liabilities                             193,433           15,493         252,174
       Payroll taxes payable                                                 66,390               --         178,595
       Deferred revenue                                                      14,607               --          14,607
                                                                      -------------    -------------   -------------
          Net cash used in operating activities                            (150,120)          (1,475)       (477,562)

Cash flows from investing activities:
    Cash acquired in reverse merger                                              --               --             935
    Purchase of fixed assets                                                   (651)              --            (651)
                                                                      -------------    -------------   -------------
          Net cash provided by (used in)
          investing activities                                                 (651)              --             284

Cash flows from financing activities:
    Change in due to related parties (payments of $161,889 and
     advances of $12,788)                                                  (149,101)              --         (33,878)
    Proceeds from warrant exercise                                           27,788               --          27,788
    Proceeds from issuance of  debenture                                    150,000               --         150,000
    Proceeds from common stock issued to employees                          152,823               --         428,711
    Proceeds from sale of preferred stock                                        --           10,000              --
    Repurchase of common stock                                              (47,766)              --         (47,766)
    Proceeds from (repayments on) from line of credit, net                    8,274               --            (207)
    Principal payments on convertible note payable                               --               --         (30,000)
    Principal payments on note payable                                           --               --         (15,720)
                                                                      -------------    -------------   -------------
          Net cash provided by financing activities                         142,018           10,000         478,928

                                 WORLD AM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                                       Six Months       Six Months       Inception
                                                                          Ended            Ended          Through
                                                                      June 30, 2006    June 30, 2005   June 30, 2006
                                                                      -------------    -------------   -------------
Net change in cash                                                           (8,753)           8,525           1,650

Cash, beginning of period                                                    10,403               --              --
                                                                      -------------    -------------   -------------
Cash, end of period                                                   $       1,650    $       8,525   $       1,650
                                                                      =============    =============   =============
Supplemental disclosure of cash flow information:
    Cash paid for income taxes                                        $          --    $          --   $          --
                                                                      =============    =============   =============
    Cash paid for interest                                            $         412    $          --   $       5,695
                                                                      =============    =============   =============
Schedule of non-cash operating, investing and financing activities:
    Acquisition of other assets and
     liabilities in reverse merger                                    $          --    $          --   $     (95,956)
                                                                      =============    =============   =============
    Issuance of 55 shares of Class B preferred stock                  $          --    $          --   $          --
                                                                      =============    =============   =============
    Issuance of warrants for purchase of 18,000,000 shares
     of common stock                                                  $          --    $          --   $          --
                                                                      =============    =============   =============
    Reclassification of capital lease                                 $          --    $          --   $       8,175
                                                                      =============    =============   =============
    Removal of fixed asset due to reclassification of
    capital lease                                                     $          --    $          --   $      10,563
                                                                      =============    =============   =============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 WORLD AM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization.

World Am, Inc. ("World Am") was organized in 1994. In 2002, World Am changed its domicle from Florida to Nevada.

On August 31, 2005, World Am consummated an agreement to acquire all of the issued and outstanding capital stock of Senz-It, Inc. ("Senz-It") from SUTI Holdings, LP in exchange for 55 shares of World Am's Class B preferred stock and a warrant to purchase 18,000,000 shares of common stock. The exercise price of the common shares under these warrants is $0.0001 per share. The warrants vested immediately and expire in August 2010. Each share of Class B preferred stock is convertible into the greater of 1% of the outstanding common shares of World Am, including the common stock equivalents of all unexercised warrants, options and convertible securities or 7,272,728 shares of common stock. After the transaction, the officers and directors of World Am resigned and management of Senz-It controlled such positions.

As a result, the transaction was recorded as a "reverse-merger" whereby Senz-It was considered to be the acquirer for accounting purposes. The transaction is equivalent to the issuance of stock by a development stage company (Senz-It) for the net monetary assets of a public company (World Am), accompanied by a recapitalization. Accordingly, these consolidated financial statements are the historical financial statements of Senz-It.

Senz-It was incorporated in the State of California on March 4, 2005. There is no historic financial information prior to that date.

Basis of Presentation.

The interim consolidated financial statements present the balance sheet of World Am, Inc. and its subsidiaries ("Company") at June 30, 2006, and its statements of operations for the three and six months ended June 30, 2006 and 2005 and the period from March 4, 2005 (inception) through June 30, 2006, cash flows for the six months ended June 30, 2006 and 2005 and the period from March 4, 2005 (inception) through June 30, 2006, and stockholders' deficit for the period from March 4, 2005 (inception) through June 30, 2006. All significant intercompany balances have been eliminated in consolidation.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of June 30, 2006 and the results of operations and cash flows for the three and six months then ended have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying consolidated financial statements have been prepared in accordance with Securities and Exchange Commission requirements for interim financial statements. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements should be read in conjunction with the Company's Form 10-KSB, as amended, for the year ended December 31, 2005.

The Company effected a 100-to-1 reverse stock split in January 2005 and a three-for-two stock dividend in August 2005. The financial statements presented herein have been restated to reflect the reverse stock splits as if they had occurred at the beginning of each period presented.

The Company is in the development stage, as defined in Statement of Financial Accounting Standards ("SFAS") No. 7, "Accounting and Reporting by Development Stage Enterprises", with its principal activity being: (a) developing, manufacturing and distributing automatic passage control and security devices, and (b) marketing innovative technologies in the field of micro-sensor elements and sensor arrays.

NOTE 2 - GOING CONCERN

The Company incurred a net loss of $2,688,609 and $3,086,315, respectively, for the three and six months ended June 30, 2006. Additionally, the Company's current liabilities exceeded its current assets by $1,303,042 at June 30, 2006 and its accumulated deficit was $4,682,777 as of June 30, 2006. These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's management has plans to promote its services, gain clients and expand its relationships with current clients. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives. The Company will require at least $5,000,000 to sustain operations and implement its business plan.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's business plan. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the valuation of stock and options/warrants issued and the valuation allowance on the deferred tax asset. Accordingly, actual results could differ from these estimates.

Accounts Receivable.

Accounts receivable consists of amounts billed to customers upon performance of service or delivery of goods. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers' current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified.

Inventories

Inventories are stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventories consist of raw materials as well as finished goods held for sale. The Company's management monitors the inventories for excess and obsolete items and makes necessary valuation adjustments when required. Adjustments are considered to be a reduction in the cost basis of the corresponding inventory.

Property and Equipment.

Property and equipment are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives of the related assets range from three to seven years.

Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the consolidated statement of operations.

Long-Lived Assets.

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of June 30, 2006, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company's products and services will continue, which could result in an impairment of long-lived assets in the future.

Convertible Debenture and Beneficial Conversion Feature.

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments." In those circumstances, the convertible debt is recorded net of the discount related to the BCF. The Company amortizes such discount to interest expense over the life of the debt using the effective interest method.

Derivative Financial Instruments.

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company's derivative financial instruments consist of embedded derivatives related to the non-conventional notes ("Notes") and warrants entered into with La Jolla Cove Investors, Inc. on June 19, 2006 (see Note 8). These embedded instruments related to the Notes include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. During the three and six months ended June 30, 2006, the Company recorded the fair value of the derivatives and related warrants as a component of interest expense in the accompanying consolidated statements of operations. As of June 30, 2006, the derivatives and warrants were valued primarily using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 138% - 163%, and risk free interest rate of 5.1%, totaling $310,057 for the conversion-related and other derivatives and $2,011,631 for the warrants. The first $150,000 of the conversion-related derivatives was recorded as a discount on the convertible debt and will be amortized to interest expense over the term of the notes, and the balance was recorded to interest expense. As the notes were entered into near the end of the quarter, the values of the related derivative liabilities were not substantially different from the values derived at June 19, 2006. Hence, the Company did not record any change in fair value through June 30, 2006. The derivatives are classified as long-term liabilities.

In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants as derivative liabilities and mark them to market at each reporting date. Non-employee stock options and warrants were valued primarily using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, volatility of 163%, and risk free interest rate of 5.1%. The initial value assigned to the non-employee options and warrants was $166,000, which was recorded to interest expense.

Fair Value of Financial Instruments.

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, due to stockholders, notes payable and convertible debentures. Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values due to their short maturities and rates currently available to the Company for similar debt instruments.

Stock-Based Compensation.

The World Am, Inc. Amended and Restated Employee Stock Incentive Plan ("ESIP Plan"), dated February 7, 2006, is intended to allow designated officers and employees, and certain non-employees of the Company, to receive options to purchase common stock, and to receive commons stock grants subject to certain restrictions. The purpose of this plan is to provide employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees of exceptional ability. The maximum number of shares of stock that may be issued under this plan is 235,000,000. The purchase price of shares under the plan is $0.015 per share. The option period begins on the date of grant and will not exceed ten years.

It was reported in the last Form 10-KSB that as of December 31, 2005, there were 114,076,500 shares of common stock remaining to be issued under this plan (with options representing 13,620,000 shares of common stock were exercised during the year ended December 31, 2005). The correct number of options exercised in that year was 12,380,000 (with the correct number of shares remaining to be issued of 115,316,500 as of December 31, 2005).

Options representing 12,813,077 shares of common stock were exercised and 5,050,000 shares of common stock were granted during the six months ended June 30, 2006.As of June 30, 2006, there were 97,453,423 shares of common stock remaining to be issued under this plan.

The World Am, Inc. Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan ("Non-Employee Plan"), dated December 22, 2005, is intended to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of common stock or stock options.

The maximum number of shares of stock that may be issued under this plan is 291,000,000. A total of 5,800,000 shares were issued out of this plan during the six months ended June 30, 2006. As of June 30, 2006, 17,184,363 shares of common stock remain to be issued under this plan.

All issuances of the Company's stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and have been valued at the amount billed by the consultant for services provided.

The Company's accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, "Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services" and EITF Issue No. 00-18, "Accounting recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees." The measurement date for the fair value of the equity instrument issued is determined at the earlier of
(a) the date at which a commitment for performance by the consultant or vendor is reached or (b) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company will record the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid expenses in the consolidated balance sheet.

On January 1, 2006, the Company adopted SFAS No. 123(R), "Share-Based Payment," which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the three and six months ended June 30, 2006 reflect the impact of SFAS 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company's consolidated statement of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123, "Accounting for Stock-Based Compensation." Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company's consolidated statements of operations, other than as related to option grants to employees and consultants below the fair market value of the underlying stock at the date of grant.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate that the Company presently uses is 0.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three and six months ended June 30, 2006. Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of each stock-based award is estimated on the grant date using the Black Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term of options granted subsequent to the adoption of SFAS 123(R) is derived using the simplified method as defined in the SEC's Staff Accounting Bulletin 107, "Implementation of FASB 123(R)." The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

                                 2006      2005
                               -------   -------
Risk-free interest rate            5.1%      4.0%
Expected life of the options   5 years   5 years
Expected volatility                139%      139%
Expected dividend yield              0%        0%

A summary of option activity under the ESIP Plan and changes during the six months ended June 30, 2006 is presented below:

                                            June 30, 2006
                         ----------------------------------------------------
                                            Weighted-Average
                                        ------------------------
                                                     Remaining     Aggregate
                                         Exercise    Contractual    Intrinsic
                           Shares          Price    Term (Years)     Value
                         ------------   ---------   ------------   ----------
Outstanding, at           53,800,000     $   (1)         9.8          $--
  December 31, 2005
Granted                   10,000,000      0.015          9.8           --
Cancelled/forfeited       (6,000,000)
Exercised                (12,813,077)     0.015           --           --
                         -----------
Outstanding at
  June 30, 2006           44,986,923     $0.015          9.3          $--
                         ===========
Options exercisable at
  end of period           44,486,923     $0.015          9.3          $--
                         ===========

(1) As of December 31, 2005, the exercise price was 80% of the closing price on the date of exercise per share. The exercise price was changed in the Amended and Restated Employee Stock Incentive Plan dated February 7, 2006.

A summary of the activity of the Company's non-vested options is presented below:

                                              June 30, 2006
                            -------------------------------------------------
                                           Weighted-Average
                                        ----------------------    Remaining
                                                     Remaining   Unrecognized
                                        Grant-Date    Months     Compensation
                              Shares    Fair Value    To Vest        Cost
                            ---------   ----------   ---------   ------------
Non-vested outstanding at
  December 31, 2005         1,000,000      $0.17         37         $170,000
Granted                            --         --         --               --
Vested                       (500,000)      0.17         --          (85,000)
                                                                    ---------
Forfeited                          --         --         --               --
                            ---------
Non-vested outstanding at
  June 30, 2006               500,000      $0.17         31         $ 85,000
                            =========                               ========

The per share weighted average fair value of options exercised during the three and six months ended June 30, 2006 was $0.01 and $0.01, respectively.

Prior to fiscal 2006, the weighted-average fair value of stock-based compensation to employees was based on the single option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared. As all stock options vested immediately, all compensation expense was recognized on the grant date. Therefore, net loss for the three and six months ended June 30, 2005 would not have been different than as reported since there were no options granted by Senz-It during this period.

Net Loss Per Common Share.

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share" and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. Such amounts include shares potentially issuable pursuant to shares held in escrow, convertible debentures and preferred stock and outstanding options and warrants. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the three and six months ended June 30, 2006 and 2005, basic and diluted earnings per share were the same as the Company incurred net losses and the inclusion of the potential dilutive shares would be antidilutive. Had such shares been included in diluted EPS, they would have resulted in weighted-average common shares of approximately 409,000,000 and 275,000,000, respectively, for the three and six months ended June 30, 2006.

Revenue Recognition.

The Company recognizes revenue in accordance with SAB No. 101, "Revenue Recognition in Financial Statements," as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable.

Sales and manufacture of customized commercial products are recognized under the percentage-of-completion basis when: (1) contracts executed by the parties normally include provisions that clearly specify the enforceable rights regarding goods or service to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement; (2) the buyer can be expected to satisfy his obligations under the contract; (3) the Company can be expected to perform our contractual obligations; and (4) the Company can make reasonably dependable estimates of costs to complete and the extent of progress toward completion. The Company measures the extent of progress toward completion by using a ratio of costs incurred to total estimated costs. The effects of changes in the estimates, if any, are reported in the period of change and subsequent periods. Contracts not meeting the above criteria are reported on the completed contract method. All other sales of products are recognized upon shipment

As of June 30, 2006, the Company recorded deferred revenue of $14,607 that represents a deposit on a contract that will be completed in the third quarter of 2006.

The Company has contracts with various governments and governmental agencies. Government contracts are subject to audit by the applicable governmental agency. Such audits could lead to inquiries from the government regarding the allowability of costs under applicable government regulations and potential adjustments of contract revenues. To date, the Company has not been involved in any such audits.

Income Taxes.

The Company accounts for income taxes under the provisions of SFAS No. 109, "Accounting for Income Taxes." Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Recent Accounting Pronouncements.

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company's consolidated financial position or results of operations.

In July 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This Interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This Interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The Interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet analyzed the impact this Interpretation will have on its financial condition, results of operations, cash flows or disclosures.

NOTE 4 - INVENTORIES

Inventories consist of raw materials totaling $16,976.

NOTE 5 - LICENSE OPTION

Included in other assets is $4,000, representing the cost of an option to enter into an exclusive, royalty-bearing license of patented technology from the State University of New York at Buffalo. The Company intends to exercise this option in order market an innovative technology in the field of micro-sensor elements and sensor rays. Senz-It anticipates commercializing and marketing this technology in the homeland security, indoor air quality, food purity and processing and medical diagnostic industries.

NOTE 6 - DUE TO STOCKHOLDERS

Due to stockholders totaling $409,974 as of June 30, 2006 consists of unreimbursed expenses and accrued wages to various stockholders and employees, including $267,569 that is owed to the Company's former president and chief executive officer for accrued salary and reimbursement of expenses. Additionally, a company owned and managed by the former president and chief executive officer is owed $5,000. Loans are unsecured, interest bearing and due on demand.

The Company also accrued the cost of a finder's fee and other services provided by a consultant. At June 30, 2006, $70,000 out of the original $204,000 had not been paid.

NOTE 7 - PAYROLL TAXES PAYABLE

As of June 30, 2006, payroll taxes payable consists of late payroll taxes, accrued interest and penalties for payroll activity totaling approximately $363,000. Settlement discussions are presently underway with the appropriate tax jurisdictions to resolve this matter.

NOTE 8 - WARRANTS AND CONVERTIBLE DEBENTURES

Factoring and Security Agreement Warrant.

In April 2005, the Company entered into a factoring and security agreement that included a warrant for the purchase of up to $60,000 of shares of World Am common stock at any time up to close of business on April 25, 2010. The number of shares is determined by dividing $60,000 by the lesser of a 20% discount on the bid price on the day of execution or the lowest reported bid price of the Company's common stock during the 365 day period following the execution date of this agreement, dated April 25, 2005 ("Pricing Period"). The value of the warrant is included in the "derivatives and warrant liabilities" section of the balance sheet. See Notes 3 and 10 for further details.

Convertible Promissory Note.

In April 2005, the Company issued a $30,000 note to an individual. According to the provisions of the note, the payee has the right and privilege to convert the principal amount of the note together with accrued and unpaid interest, in whole or in part, and if in part, from time to time, whether before or after notice of prepayment, into shares of the Company's common stock. The number of shares of common stock into which this convertible promissory note may be converted at any time is the quotient derived from dividing the sum of the principal amount plus accrued interest by the lowest bid price of the common stock. The conversion feature is a derivative with no fair value at June 30, 2006. See Note 10 for further details.

La Jolla Cove Investors, Inc.

To obtain funding for ongoing operations, on January 23, 2006, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. ("Golden Gate"). Under this agreement, Golden Gate agreed to purchase from the Company a convertible debenture in the aggregate principal amount of $1,000,000. The conversion price is equal to the lesser of (i) $0.20, or (ii) 80% of the average of the 3 lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert.

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

In connection with this agreement, the Company also granted to Golden Gate certain rights under a registration rights agreement, dated January 23, 2006, related to the shares to be issued upon conversion of the debenture and the warrants.

Golden Gate provided the Company with an aggregate $150,000 on February 7, 2006, as follows:

o     $100,000 was disbursed directly to the Company; and

o $50,000 has been retained for services provided to the Company by various professionals (this represents a prepayment towards the exercise of $1.09 warrant).

On June 14, 2006, the parties to the Securities Purchase Agreement agreed that all of the documents in connection with this transaction were cancelled. The funds already advanced to the Company are credited against the amounts to be paid under the new agreements.

The Company entered into a new Securities Purchase Agreement, dated June 19, 2006, with La Jolla Cove Investors, Inc. ("La Jolla Cove"), a company under common control with Golden Gate. Under this agreement, La Jolla Cove agreed to purchase from the Company a convertible debenture in the aggregate principal amount of $500,000. The conversion price is equal to the lesser of (i) $0.20, or
(ii) 80% of the average of the three lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert. The number of common shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by eleven, minus the product of the conversion price multiplied by ten times the dollar amount of the debenture being converted, and the entire foregoing result shall be divided by the conversion price; provided, however, if the volume weighted average price is below $0.0005 per share during any ten consecutive trading days, La Jolla Cove may elect to convert this debenture only, without exercising the related warrants (in such case, the number of common shares that the holder receives upon conversion of this debenture will be the amount of the debenture being converted divided by the conversion price).

The initial fair value assigned to the conversion feature was $310,057, of which $150,000 was recorded as a debt discount and will be amortized to interest expense over the life of the debenture. Amortization expense charged to operations during the three and six months ended June 30, 2006, was $1,317. Interest accrued on the note was $3,542 for the three and six months ended June 30, 2006. The balance on the debenture, including accrued interest (net of unamortized discount of $148,683) was $4,859 as of June 30, 2006.

If La Jolla Cove elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average price is below $0.01 per share, the Company will have the right to prepay that portion of the debenture that the holder elected to convert, plus any accrued and unpaid interest, at 125% of such amount. In the event that the Company elects to prepay that portion of the debenture, La Jolla Cove will have the right to withdraw its conversion notice. If, at anytime during the month, the volume weighted average price is below $0.01 per share, La Jolla Cove will not be obligated to convert any portion of the debenture during that month.

In conjunction with the debenture, the Company issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase 5,000,000 shares of common stock of the company, exercisable at $1.00 per share. The Company also issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase up to that number of shares of common stock equal to $2,750,000 divided by 120% of the average of the closing prices of the common stock for the 20 trading days prior to June 19, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to June 19, 2006. The accounting treatment of the derivatives and warrants require that the Company record warrants at their fair values as of the inception date of the agreement, which totaled $2,011,631.

In connection with this transaction, the Company also granted to La Jolla Cove certain rights under a registration rights agreement, dated June 19, 2006, to the shares to be issued upon conversion of the debenture and the warrants.

Beginning in the first full calendar month after a registration statement is declared effective, La Jolla Cove is required to convert at least 10% of the face value of the debenture per calendar month into common shares of the Company, provided that the common shares are available, registered and freely tradable. If La Jolla Cove converts more than 10% of the face value of the debenture in any calendar month, the excess over 10% is to be credited against the next month's minimum conversion amount. In the event La Jolla Cove does not convert at least 10% of the debenture in any particular calendar month, the Company's remedy will be that the La Jolla Cove will not be entitled to collect interest on the debenture for that month if the Company gives La Jolla Cove written notice, at least 5 business days prior to the end of the month, of its failure to convert the minimum required amount for that month. In the event La Jolla Cove does not convert at least 10% of the debenture for two consecutive calendar months, in addition to the penalty set forth in the previous sentence, the Company may repay, at par, an amount of the debenture equal to two times the differential between 10% of the face value of the debenture and the amount actually converted by La Jolla Cove.

Except as discussed above, La Jolla Cove agrees that, beginning in the first full calendar month after a registration statement is declared effective, it will exercise at least 10% of the $1.00 warrants per calendar month, provided that the common shares are available, registered and freely tradable. If La Jolla Cove exercises more than 10% of this warrant in any calendar month, the excess over 10% shall be credited against the next month's minimum exercise amount. In the event La Jolla Cove does not exercise at least 10% of this warrant in any particular calendar month, it will not be entitled to collect interest on the debenture for that month if the Company gives La Jolla Cove written notice, at least 5 business days prior to the end of the month, of its failure to exercise the minimum required amount for that month.

Under a letter agreement, dated June 22, 2006, the parties agreed to enter into an additional debenture and warrant to purchase common stock on the same terms and conditions as the debenture and the 5,000,000 share warrant discussed above. The parties must enter into the additional debenture and warrant no later than thirty days after the principal amount of the first debenture is less than $100,000. In the event that La Jolla Cove fails to enter into the additional debenture and warrant in accordance with the terms of this paragraph, La Jolla Cove will pay the Company liquidated damages of $100,000. If the Company does not want La Jolla Cove to enter into the additional debenture and warrant, the Company will pay La Jolla Cove liquidated damages of $100,000.

The market value of the Company's common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the unrestricted portion of the notes into shares of the Company's common stock. The lower the market price of the Company's common stock at the respective times of conversion, the more shares the Company will need to convert the principal and interest payments then due on the notes. If the market price of the Company's common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash. The Company's operations could be materially adversely impacted if the Company is forced to make repeated cash payments on the notes.

NOTE 9 - LINE OF CREDIT

The Company has a line of credit through credit card companies with a combined credit line up to $7,500 with an annual variable rate. As of June 30, 2006, the balance on the line of credit totaled $5,554 and is included with accounts payable and accrued liabilities on the consolidated balance sheet.

NOTE 10 - NOTES PAYABLE

The Company had a total of $106,454 in notes payable at June 30, 2006.

In April 2005, the Company entered into an accounts receivable factoring and security agreement for up to $75,000 with a financing entity. However, the account receivable was used as collateral for the factoring agreement, and was not assigned to the lender. When payment from the customer was received, the factor was not paid, placing the Company in default on the loan. Under the Settlement Agreement of December 2005, the Company agreed to pay interest at an annual rate of 18%. At June 30, 2006 the amount owed under the Settlement Agreement was $45,154 (the Company made a $5,000 payment towards the balance in July 2006).

In April 2005, the Company issued a $30,000 note to an individual. The note is due on demand, is secured by stock and bears interest at the rate of 8% per annum. At June 30, 2006, the amount owed was $32,800.

The remaining $28,500 of notes payable is due on demand, bears no interest and are unsecured.

NOTE 11 - FORMER STOCK PLANS

2002 Stock Compensation Plan.

On December 16, 2002, the Company adopted the 2002 Stock Compensation Plan. The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of common stock. All 55,000,000 shares of common stock authorized under this plan have been registered Form S-8 filed with the SEC during December 2002. As of December 31, 2005, there were 1,800,000 shares remaining to be issued under this plan. All remaining shares were removed from registration during the three months ended June 30, 2006.

2003 Consultants Stock Compensation Plan

On August 19, 2003, the Company adopted the 2003 Consultants Stock Compensation Plan. The purposes of the plan are to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company's stockholders, by paying their retainer or fees in the form of shares of common stock or stock options. All 75,000,000 shares of common stock authorized under this plan have been registered under a Form S-8 filed with the SEC during August 2003. The options are exercisable at a price as determined in each case by the board of directors, but in no event shall the price be less than 100% of the fair market value of the shares on the date of grant. As of December 31, 2005, there were 13,000,000 shares of common stock remaining to be issued under this plan. All remaining shares were removed from registration during the three months ended June 30, 2006.

NOTE 12 - SHAREHOLDERS' EQUITY

Preferred Stock.

Class A.

The Company is authorized to issue up to 40 million shares of Class A convertible preferred stock with a par value of $0.0001 per share. Each share has a liquidation preference of $1,700 per preferred share. Such amounts shall be paid on all outstanding Class A preferred shares before any payment shall be made or any assets distributed to the holders of the common stock or any other stock of any other series or class ranking junior to the shares as to dividends or assets. Each preferred share is convertible into 1,000,000 shares of the Company's common stock at the option of the holder. Each holder of Class A preferred stock is entitled to 1,000,000 votes and is entitled to such dividends as may be declared by the board of directors from time to time.

During June 2004, the Company entered into a loan agreement with a lender whereby the lender agreed to use its best efforts to provide the Company a loan in the maximum amount of $2,000,000 subject to certain terms and conditions. The Company agreed to issue 1,370 shares of Class A preferred stock as collateral on the loan. The shares were issued in June 2004. The lender did not fund the loan and accordingly, the Company provided a written demand for the return of the shares; the certificate for 1,370 shares was returned to the Company and cancelled.

During May 2005, the lender assigned all rights set forth in the loan agreement to Coldwater Capital Partners, LLC. On this basis, a certificate for 1,370 shares of Class A preferred stock was issued on June 4, 2005. On July 21, 2005, the Company authorized that one share of the Class A preferred stock be converted into 1,000,000 restricted shares of common stock. The Company never received any funding under this loan agreement. Therefore, in January 2006 the Company made the determination to cancel the balance of 1,369 shares of Class A preferred stock (such shares have not yet been cancelled). The Company is analyzing its alternatives with regard to the 1,000,000-share conversion.

Class B.

The Company is authorized to issue up to 40 million shares of Class B preferred stock with a par value of $0.0001 per share. To the extent assets are available, holders of Class B preferred shares have a liquidation preference equal to the original issue price of the shares of $145,455 per share plus all declared but unpaid dividends on the Series B preferred shares. Such amounts shall be paid on all outstanding Class B preferred shares before any payment shall be made or any assets distributed to the holders of common stock or of any other stock of any series or class junior to the shares as to dividends or assets, but junior to Class A preferred shareholders. Each share of Class B preferred stock is convertible into the greater of (i) 1% of the shares of common stock outstanding on the date of conversion, after giving consideration to shares issued as a result of the conversion and any options, warrants or other convertible securities outstanding and (ii) 7,272,728 shares of common stock. The holders of these preferred shares shall have the right to vote and cast that number of votes which the holder would have been entitled to cast had such holder converted the shares immediately prior to the record date for such vote.

On August 31,2005, the Company completed a Share Exchange Agreement with Senz-It, Inc. Under this agreement, Senz-It became a wholly owned subsidiary of the Company in exchange for 55 shares of Class B convertible preferred stock (among other consideration).

Common Stock.

The holders of the Company's common stock are entitled to one vote per share of common shares held and are not entitled to cumulative voting.

From time to time, the Company issues its shares and holds the shares in escrow on behalf of another party until consummation of certain transactions. Additionally, there are authorized, but unissued Employee Stock Incentive Plan ("ESIP") shares. The following is a reconciliation of shares issued and outstanding as of June 30, 2006:

Breakdown of shares issued during the six months ended June 30, 2006:

Exercise of warrants                                38,879,999
Shares issued under the Non-Employee Plan            5,800,000
Options exercises under the ESIP Plan               12,813,077
Shares issued under the ESIP Plan                    5,050,000
Shares cancelled                                    (4,459,481)
                                                    ----------
  Total net shares issued:                          58,083,595
                                                    ==========

NOTE 13 - RELATED PARTY TRANSACTIONS

On May 18, 2006, the Company's subsidiary, Isotec, Inc. ("Isotec"), issued a demand promissory note in favor of the Company's controlling shareholder, SUTI Holdings, LP. Under the terms of the promissory note, the Company may borrow up to $100,000. These funds are being used to assist in the ongoing operations of the Company. Under the terms of the promissory note in connection with this loan, the principal and all accrued interest is to be no later than 30 days following the commencement date. The principal amount from time to time outstanding is to bear simple interest from the commencement date through the maturity date at a rate equal to 8% of the loan amount. After an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%. Through June 30, 2006, the Company borrowed a total of $20,710 and recorded interest expense of $290.

A Venture Acceleration Agreement was entered into between the Senz-It and Select University Technologies, Inc. (the general partner of SUTI Holdings, LP). Under the terms of the agreement, Senz-It. appointed Select University Technologies, Inc. to provide services called for in the agreement. In return, Senz-It agreed to pay a management fee and a performance fee. The management fee is a one-time payment of $100,000 and an annual fee in the amount of $780,000, payable monthly in the amount of $65,000. The performance fee is 6% of gross revenue for the first 3 years of the agreement. Thereafter, the performance fee will be calculated at 15% of quarterly operating profit (as defined in the agreement). The performance fee is calculated quarterly. The agreement becomes effective when Senz-It has the financial resources to pay the initial management fee (which has not yet occurred).

The Company shares office space with Select University Technologies, Inc. The Company is charged $800 per month, plus operating expenses. The total rent charged to the Company for the three and six months ended June 30, 2006 was $14,437.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Litigation.

On October 25, 2004, a complaint was filed in the United States District Court, District of Colorado, entitled Mitchell Vince V. Isotec, Inc. and World Am, Inc. The complaint alleges that Isotec terminated Mr. Vince without cause prior to the expiration of the term of an alleged employment agreement. The complaint seeks monetary damages of $240,000. The Company has retained counsel in the matter and responsive pleadings have been filed. The suit has not been settled.

Management believes the Company has meritorious claims and defenses to the plaintiff's claims and ultimately will prevail on the merits. However, this matter remains in the early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

Operating Leases.

Isotec leases a 4,800 square foot facility with total operating monthly rent of $3,920 per month in Westminster, Colorado. The lease expires December 31, 2011.

Distributor Agreements.

The Company has entered into several distributor agreements for distribution of the Company's products in the United States. These agreements call for the provision of services to the distributors in exchange for the promotion of the Company's products. The products are sold to the distributor at a discount from the list price of 15% to 25%.

In addition, the Company has alliance agreements to assist the Company in establishing international distributorships. The agreements have one-year terms, expiring between December 2006 and June 2007. The Company will pay the party to the contract a commission of 10% of license fees and 5% of product sales on all sales in the designated countries until such time as the distributors no longer represent the Company.

Indemnities and Guarantees.

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company's officers under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, lease agreements where the Company may be required to indemnify landlords for damages arising from non-compliance with environmental laws, contracts where the Company may be required to indemnify the other party from liabilities resulting from claimed infringements of the proprietary rights of third parties or confidentiality provisions and the La Jolla Cove agreement where the Company may be required to indemnify La Jolla Cove for breach of representation or warranty. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite.

The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities in the accompanying consolidated balance sheet.

NOTE 15 - SUBSEQUENT EVENTS

Stock issuances:

(a) On July 3, 2006, the Company issued 750,000 shares of common stock as payment of compensation owed employees valued at $6,525 ($0.0087 per share).

(b) On July 5, 2006, the Company issued 650,000 shares of common stock as payment of compensation owed employees valued at $5,200 ($0.008 per share).

(c) On July 21, 2006, the Company issued 33,285,713 shares of common stock for services rendered by consultants valued at $233,000 ($0.007 per share). Of the shares issued, 5,714,285 of the total shares issued to one individual are restricted in accordance with Rule 144.

(d) On July 24, 2006 the Company issued 1,242,000 shares of common stock for services to be rendered by a consultant valued at $10,557 ($0.0085 per share).

(e) On July 31, 2006, the Company issued 953,125 shares of common stock as payment of compensation owed employees valued at $6,672 ($0.007 per share).

Litigation

(a) On August 2, 2006, a complaint was filed in the District Court of Boulder County, Colorado: Karen Alexander v. World Am, Inc., Isotec, Inc., Robert A. Hovee, David J. Barnes, James R. Largent, and Ken Jochim. The complaint principally alleges that World Am, Inc. breached an employment agreement with the plaintiff by not paying her certain amounts allegedly owing. The Company has retained counsel in the matter but no responsive pleadings have yet been filed.

Management believes the Company has meritorious claims and defenses to the plaintiff's claims and ultimately will prevail on the merits. However, this matter remains in the very early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

(b) On August 2, 2006, a complaint was filed in the District Court of Boulder County, Colorado: Innovision, Ltd. v. World Am, Inc.. The complaint principally alleges that the Company breached a promissory note with the plaintiff (which is controlled by Ms. Alexander) by not paying the principal and accrued interest under this note. The Company has retained counsel in the matter but no responsive pleadings have yet been filed.

Management believes the Company has meritorious claims and defenses to the plaintiff's claims, including the fact on August 3, 2006 the plaintiff cashed the check that the Company forwarded for the payment of the principal under that note, and ultimately will prevail on the merits. However, this matter remains in the very early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

Form SB-2 Filing.

On July 13, 2006, the Company filed a Form SB-2 registration statement with the Securities and Exchange Commission. In accordance with the provisions of the Securities Purchase Agreement with La Jolla Cove (see Note 8) on July 18, 2006 the Company received the second installment in the amount of $125,000 on the $500,000 convertible debenture.

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

      On August 31, 2005, the Company consummated an agreement to acquire all of the issued and outstanding capital stock of Senz-It, Inc. from SUTI Holdings, LP ("SUTI"), in exchange for 55 shares of the Company's Class B preferred stock and a warrant for 18,000,000 shares of common stock. The exercise price of the common shares under these warrants is $0.0001 per share. The warrants vest immediately and expire on August 31, 2010. Each share of Class B preferred stock is convertible into 1% of the outstanding common shares of the Company, including the common stock equivalents of all unexercised warrants, options and convertible securities, or a minimum of 7,272,728 shares of common stock. Each share of Class B preferred stock is entitled to the number of votes to which the holder would be entitled if it had converted its shares of Class B preferred stock at the time of voting.

      According to the terms of the acquisition agreement, the warrants and the preferred stock were issued upon the closing of this transaction on August 31, 2005. Under the terms of this agreement, the Company is obligated, among other things, to raise capital in the amount of $4,000,000 to support the product development of Senz-It, Inc. by June 30, 2006, which may be extended by mutual agreement. If sufficient funds are not raised, SUTI has the right to rescind the acquisition agreement. The parties have agreed to an open ended extension of the latter date to allow the Company to raise such funds.

      Under this agreement, SUTI is entitled to select three directors for the Company's board of directors. As of June 20, 2005, Select University Technologies, Inc., the general partner of SUTI, was hired to manage all operations of Senz-It, Inc. under the terms of a Venture Acceleration Agreement (see Exhibit 10.7).

      Though this transaction is not yet effective, Senz-It intends to exercise the option it holds to enter into an exclusive, royalty-bearing license with the State University of New York at Buffalo (see Exhibit 10.6). This license will cover patents developed by that university that will enable Senz-It to develop technology with an entirely new approach to sensing and process monitoring, homeland security and environmental scanning applications. When executed, this license agreement will be disclosed in a Form 8-K.

      Fundraising efforts will continue during the second half of 2006 to move Senz-It to an engineering prototype phase. The technology represented by Senz-It is an innovative advancement in the field of micro-sensors that have applications in homeland security, indoor air quality monitoring, food processing and health care. The products are in the developing field of "electronic noses" and can identify patterns of molecules present in air or liquid environments for significantly less cost than current approaches.

      Prior to the transaction discussed above, the Company was a public company with assets of $88,656, liabilities totaling $1,084,612, and 66,570,285 shares of common stock issued and outstanding; Senz-It was a privately-held, non-operating development stage company. The transaction is considered to be a capital transaction in substance, rather than a business combination. In as much, the transaction is equivalent to the issuance of stock by a development stage company (Senz-It, Inc.) for the net monetary assets of a public company (World Am, Inc.), accompanied by a recapitalization. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill and other intangible assets were not recorded. No goodwill was recognized because in the judgment of Company management, no goodwill could be associated with the operations of World Am, Inc. Accordingly, these consolidated financial statements are the historical financial statements of Senz-It, Inc. Senz-It, Inc. was incorporated on March 4, 2005.

Overview.

      The Company has developed and or is in the process of developing innovative systems and processes in the field of "Transparent Security" and "Automated Passage Control." Company personnel have installed systems for Los Alamos Labs, Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank, Union Bank, the United States Air Force and United States Department of Energy, among others. The principal markets for the products and services remain government and financial institutions.

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

      During the second quarter of 2006, the marketing tools that were completed during the first quarter of 2006 were utilized for presentations and meetings that produced the following results:

o     the addition of two new domestic dealers;

o     the addition of one international dealer; and

o a June 6, 2006 meeting in Washington, D.C. for Senz-It and Isotec products conducted for 22 U.S government entities for on-going projects in health care, security and food quality detection.

      The Company believes its future growth and overall success will be dependent upon its ability to develop the patent protected technology represented by Senz-It .

Results of Operations.

      Senz-It was incorporated in the State of California on March 4, 2005. There is no historic financial information prior to March 31, 2005 and only very limited activity between that date and June 30, 2005.

(a) Revenues.

      Revenues for the three months ended June 30, 2005 and June 30, 2004 were $3,878 and $0, respectively. Revenues for the six months ended June 30, 2006 and the period ended June 30, 2005, $72,537 and $0 respectively. Revenues for the period from March 4, 2005 (inception) through June 30, 2006 were $285,310.

(b) Cost of Revenues.

      Cost of revenues for the three months ended June 30, 2006 and June 30, 2005 were $0 and $0, respectively. Cost of revenues for the six months ended June 30, 2006 and the period ended June 30, 2005 were $31,443 and $0, respectively. Cost of revenues for the period from March 4, 2005 (inception) through June 30, 2006 were $147,228.

(c) General and Administrative Expense.

      General and administrative expenses for the three months ended June 30, 2006 and June 30, 2005 were $335,463 and $11,272, respectively. General and administrative expenses for the six months ended June 30, 2006 and the period ended June 30, 2005 were $769,320 and $11,272, respectively. General and administrative expenses for the period from March 4, 2005 (inception) through June 30, 2006 were $1,556,810. The major expenses incurred during the six months ended June 30, 2006 were:

                    Six months ended
                      June 30, 2006
                    ----------------
Professional Fees       $248,849
Payroll Expenses        $218,375
Contract Labor          $ 36,242
Rent                    $ 26,752
Warrant Expense         $ 27,788

The increase in 2006 over the comparable period in 2005 resulted from there being little activity until the third quarter of 2005.

(d) Income Taxes.

      At December 31, 2005, the Company had a net operating loss carryforward of approximately $11,000,000. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. These carryforwards, if not utilized to offset taxable income will expire in various periods through 2025. Such losses may not be fully deductible due to significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The company has established a valuation allowance for the full tax benefit of the operating loss carryovers due to the uncertainty regarding realization.

(e) Net Loss.

      The net loss for the three months ended June 30, 2006 and June 30, 2005 was $2,688,609 and $11,272 respectively. The net loss for the six months ended June 30, 2006 and the period ended June 30, 2005 was $3,086,315 and $11,272 respectively. The net loss for the period from March 4, 2005 (inception) through June 30, 2006 was $3,686,820. The net loss mainly resulted from interest expense recorded in connection with the conversion and other derivatives and the warrants associated with the convertible debt in 2006.

Factors That May Affect Operating Results.

      The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company's operating results include:

o     market acceptance of and changes in demand for products and services;

o     consolidation in the dealer channel;

o a small number of customers account for, and may in future periods account for, substantial portions of the Company's revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

o     gain or loss of clients or strategic relationships;

o announcement or introduction of new services and products by the Company or by its competitors;

o     the ability to build brand recognition;

o     timing of sales to customers;

o the ability to upgrade and develop systems and infrastructure to accommodate growth;

o the ability to introduce and market products and services in accordance with market demand;

o     changes in governmental regulation; and

o reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

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

      The Company is also subject to the following specific factors that may affect its operating results:

(a) The Company May Not Be Able To Accommodate Rapid Growth Which Could Decrease Revenues And Result In A Loss Of Customers.

      The Company has developed innovative systems and processes to establish itself as a factor in the field of "Transparent Security" and "Automated Passage Control", and has installed systems for such locations as Los Alamos Labs, Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank, Union Bank, the United States Air Force and United States Department of Energy. To manage anticipated growth, we must continue to implement and improve our operational, financial and management information systems. The Company must also hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage relationships with end users, suppliers and other third parties. Our expansion could place a significant strain on current services and support operations, sales and administrative personnel, capital and other resources. The Company could also experience difficulties meeting demand for our services. The Company cannot guaranty that our systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. Our failure to effectively manage growth could adversely affect our business and financial results.

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

(c) Dependence on Suppliers May Affect Our Ability to Conduct Business.

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

(d) The Company Faces Strong Competition in the Market, Which Could Make It Difficult for It to Generate Income

      The market for the Company's products is competitive. Future success will depend on our ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

      Some competitors have:

o     longer operating histories;

o     larger customer bases;

o     greater name recognition and longer relationships with clients; and

o significantly greater financial, technical, marketing, public relations and managerial resources than the Company.

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

Operating Activities.

      The net cash used in operating activities was $150,120 for the six months ended June 30, 2006 compared to $1,475 for the period ended June 30, 2005 and $477,562 for the period from March 4, 2005 (inception) through June 30, 2006. The principal cause for the net cash used in operations was a net loss of $3,086,315, offset by the fair value of derivative and warrant liabilities of $2,337,668, stock issued for services in the amount of $214,592, an increase in accounts payable and accrued liabilities of $193,433 and an increase in payroll taxes payable of $66,390.

Investing Activities.

      Net cash used in investing activities was $651 for the six months ended June 30, 2006 compared to cash provided by investing activities of $284 for the period from March 4, 2005 (inception) through June 30, 2006.

Liquidity and Capital Resources.

(a) General Discussion.

      As of June 30, 2006, the Company had total current assets of $19,192 and total current liabilities of $1,322,234, resulting in a working capital deficit of $1,303,042. At June 30, 2006, the Company's assets consisted primarily of inventory of $16,976 and cash of $1,650. During the period from March 4, 2005 (inception) through June 30, 2006, the Company incurred a net loss of $3,686,820,and incurred a net loss of $3,086,315 for the six months ended June 30, 2006. The Company had an accumulated deficit of $4,682,777 as of June 30, 2006.

      These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's Report of Independent Registered Public Accounting Firm included in the Form 10-KSB/A for the year ended December 31, 2005 includes an explanatory paragraph regarding doubt about the Company's ability to continue as a going concern.

      The consolidated financial statements include in the Form 10-QSB have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

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

      If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures, or may be required to reduce the scope of its planned product development and marketing efforts, any of which could have a negative impact on its business, operating results and financial condition. In addition, insufficient funding may have a material adverse effect on the Company's financial condition, which could require it to:

o     curtail operations significantly;

o     sell significant assets;

o seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

o explore other strategic alternatives including a merger or sale of the Company.

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

      The net cash provided by financing activities was $142,018 for the six months ended June 30, 2006, primarily as a result of proceeds from Golden Gate/ La Jolla Cove debenture, as explained below, and proceeds from common stock issued to employees.

(b) La Jolla Cove Investors, Inc./Golden Gate Investors, Inc.

      On January 23, 2006, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. (see Exhibit 4.1). Under this agreement, Golden Gate agreed to purchase from the Company a convertible debenture in the aggregate principal amount of $1,000,000 (see Exhibit 4.2). The conversion price is equal to the lesser of (i) $0.20, or (ii) 80% of the average of the 3 lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert.

      In conjunction with the debenture, the Company issued to Golden Gate a warrant, dated January 23, 2006, to purchase 10,000,000 shares of common stock of the Company, exercisable at $1.00 per share (see Exhibit 4.3). The Company also issued to Golden Gate a warrant, dated January 23, 2006, to purchase up to that number of shares of common stock equal to $2,750,000 divided by 120% of the average of the current market prices of the common stock for the 20 trading days prior to January 23, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to January 23, 2006 (see Exhibit 4.4).

      Under an addendum to the debenture and the warrant (dated February 7, 2006), the following was amended (among other things): (a) the principal amount of the debenture was reduced to $100,000; (b) the number of shares into which this debenture may be converted was changed to equal to the dollar amount of the debenture being converted multiplied by 110, minus the product of the conversion price multiplied by 100 times the dollar amount of the debenture being converted, and the entire foregoing result divided by the conversion price; and
(c) the exercise price of the first warrant was increased to $1.09 per share, with the warrant exercised in an amount equal to 100 times the amount of the debenture being converted (see Exhibit 4.6). With the execution of this addendum, this transaction was closed.

      In connection with this agreement, the Company also granted to Golden Gate certain rights under a registration rights agreement, dated January 23, 2006, to the shares to be issued upon conversion of the debenture and the warrants (see
Exhibit 4.5).

      Golden Gate provided the Company with an aggregate $150,000 on February 7, 2006, as follows:

o     $100,000 was disbursed directly to the Company; and

o $50,000 has been retained for services provided to the Company by various professionals (this represents a prepayment towards the exercise of $1.09 warrant).

      On June 14, 2006, the parties to the Securities Purchase Agreement agreed that all of the documents in connection with this transaction are to be cancelled (see Exhibit 4.7). The funds already advanced to the Company are credited against the amounts to be paid under the new agreements.

      The Company entered into a new Securities Purchase Agreement, dated June 19, 2006, with La Jolla Cove Investors, Inc., a company under common control with Golden Gate Investors, Inc. (see Exhibit 4.8). Under this agreement, La Jolla Cove agreed to purchase from the Company a convertible debenture in the aggregate principal amount of $500,000 (see Exhibit 4.9). The conversion price is equal to the lesser of (i) $0.20, or (ii) 80% of the average of the three lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert. The number of common shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by eleven, minus the product of the conversion price multiplied by ten times the dollar amount of the debenture being converted, and the entire foregoing result shall be divided by the conversion price; provided, however, if the volume weighted average price is below $0.0005 per share during any ten consecutive trading days, La Jolla Cove may elect to convert this debenture only, without exercising the related warrants (in such case, the number of common shares that the holder receives upon conversion of this debenture will be the amount of the debenture being converted divided by the conversion price).

      If La Jolla Cove elects to convert a portion of the debenture and, on the day that the election is made, the volume weighted average price is below $0.01 per share, the Company will have the right to prepay that portion of the debenture that the holder elected to convert, plus any accrued and unpaid interest, at 125% of such amount. In the event that the Company elects to prepay that portion of the debenture, La Jolla Cove will have the right to withdraw its conversion notice. If, at anytime during the month, the volume weighted average price is below $0.01 per share, La Jolla Cove will not be obligated to convert any portion of the debenture during that month.

      In conjunction with the debenture, the Company issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase 5,000,000 shares of common stock of the company, exercisable at $1.00 per share (see Exhibit 4.10). The Company also issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase up to that number of shares of common stock equal to $2,750,000 divided by 120% of the average of the closing prices of the common stock for the 20 trading days prior to June 19, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to June 19, 2006 (see Exhibit 4.11).

      In connection with this transaction, the Company also granted to La Jolla Cove certain rights under a registration rights agreement, dated June 19, 2006, to the shares to be issued upon conversion of the debenture and the warrants (see Exhibit 4.12).

      Beginning in the first full calendar month after a registration statement is declared effective, La Jolla Cove is required to convert at least 10% of the face value of the debenture per calendar month into common shares of the Company, provided that the common shares are available, registered and freely tradable. If La Jolla Cove converts more than 10% of the face value of the debenture in any calendar month, the excess over 10% is to be credited against the next month's minimum conversion amount. In the event La Jolla Cove does not convert at least 10% of the debenture in any particular calendar month, the Company's remedy will be that the La Jolla Cove will not be entitled to collect interest on the debenture for that month if the Company gives La Jolla Cove written notice, at least 5 business days prior to the end of the month, of its failure to convert the minimum required amount for that month. In the event La Jolla Cove does not convert at least 10% of the debenture for two consecutive calendar months, in addition to the penalty set forth in the previous sentence, the Company may repay, at par, an amount of the debenture equal to two times the differential between 10% of the face value of the debenture and the amount actually converted by La Jolla Cove.

      Except as discussed above, La Jolla Cove agrees that, beginning in the first full calendar month after a registration statement is declared effective, it will exercise at least 10% of the $1.00 warrants per calendar month, provided that the common shares are available, registered and freely tradable. If La Jolla Cove exercises more than 10% of this warrant in any calendar month, the excess over 10% shall be credited against the next month's minimum exercise amount. In the event La Jolla Cove does not exercise at least 10% of this warrant in any particular calendar month, it will not be entitled to collect interest on the debenture for that month if the Company gives La Jolla Cove written notice, at least 5 business days prior to the end of the month, of its failure to exercise the minimum required amount for that month.

      Under a letter agreement, dated June 22, 2006, the parties agreed to enter into an additional debenture and warrant to purchase common stock on the same terms and conditions as the debenture and the 5,000,000 share warrant discussed above. The parties must enter into the additional debenture and warrant no later than thirty days after the principal amount of the first debenture is less than $100,000. In the event that La Jolla Cove fails to enter into the additional debenture and warrant in accordance with the terms of this paragraph, La Jolla Cove will pay the Company liquidated damages of $100,000. If the Company does not want La Jolla Cove to enter into the additional debenture and warrant, the Company will pay La Jolla Cove liquidated damages of $100,000.

      La Jolla Cove has contractually agreed under the transaction document to restrict its ability to convert the debentures or exercise the warrants and receive shares of common stock such that the number of shares of common stock held by them and their affiliates after such conversion or exercise does not exceed 9.99% of the then issued and outstanding shares of common stock of the Company.

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

Critical Accounting Policies.

      The Securities and Exchange Commission ("SEC") has issued Financial Reporting Release No. 60, "Cautionary Advice Regarding Disclosure About Critical Accounting Policies" ("FRR 60"), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the policies that are most important to the portrayal of a company's financial condition and operating results, and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company's most critical accounting policies include: (a) use of estimates in the preparation of financial statements; (b) stock-based compensation arrangements; (c) revenue recognition; and (d) derivative financial instruments. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its financial statements.

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

(b) Stock-Based Compensation Arrangements.

      The Company issues shares of common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances will be valued at the fair market value of the service provided and the number of shares issued is determined, based upon the open market closing price of common stock as of the date of each respective transaction. These transactions will be reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

      On January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123(R), "Share-Based Payment," which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period.

(c) Revenue Recognition.

      Sales and construction of customized commercial products are recognized under the percentage-of-completion basis when: (1) Contracts executed by the parties normally include provisions that clearly specify the enforceable rights regarding goods or service to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement; (2) the buyer can be expected to satisfy his obligations under the contract; (3) the Company can be expected to perform our contractual obligations; and (4) the Company can make reasonably dependable estimates of costs to complete and the extent of progress toward completion. The Company measures the extent of progress toward completion by using a ratio of costs incurred to total estimated costs. The effects of changes in the estimates, if any, are reported in the period of change and subsequent periods. Contracts not meeting the above criteria are reported on the completed contract method. All other sales of products are recognized upon shipment.

(d) Derivative Financial Instruments.

      The Company bifurcates its embedded derivative instruments related to its convertible debentures and records them at their fair value at inception and adjusts them to their fair values at each balance sheet date. Any change in fair value is recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company records a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, the Company records non-operating, non-cash income. The derivatives are valued primarily using the Black-Scholes option pricing mode.. The derivatives are classified as long-term liabilities.

      In addition, the Company classifies all other non-employee stock options and warrants and derivative liabilities and mark them to market at each reporting date. Non-employee stock options and warrants are valued primarily using the Black-Scholes option pricing model.

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

      (a) On October 25, 2004, a complaint was filed in the United States District Court, District of Colorado: Mitchell Vince V. Isotec, Inc. and World Am, Inc. The complaint alleges that Isotec terminated Mr. Vince without cause prior to the expiration of the term of an alleged employment agreement. The complaint seeks monetary damages of $240,000. The Company has retained counsel in the matter and responsive pleadings have been filed. The suit has not been settled.

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

      (b) On August 2, 2006, a complaint was filed in the District Court of Boulder County, Colorado: Karen Alexander v. World Am, Inc., Isotec, Inc., Robert A. Hovee, David J. Barnes, James R. Largent, and Ken Jochim. The complaint principally alleges that World Am, Inc. breached an employment agreement with the plaintiff by not paying her certain amounts allegedly owing. The Company has retained counsel in the matter, but no responsive pleadings have yet been filed.

      Management believes the Company has meritorious claims and defenses to the plaintiff's claims and ultimately will prevail on the merits. However, this matter remains in the very early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

      (c) On August 2, 2006, a complaint was filed in the District Court of Boulder County, Colorado: Innovision, Ltd. v. World Am, Inc.. The complaint principally alleges that World Am, Inc. breached a promissory note with the plaintiff (which is controlled by Ms. Alexander) by not paying the principal and accrued interest under this note. The Company has retained counsel in the matter, but no responsive pleadings have yet been filed.

      Management believes the Company has meritorious claims and defenses to the plaintiff's claims, including the fact on August 3, 2006 the plaintiff cashed the check that the Company forwarded for the payment of the principal under that note, and ultimately will prevail on the merits. However, this matter remains in the very early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of money damages on the Company's financial condition, results of operations, or liquidity of the period in which the ruling occurs, or future periods.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      Except as follows, there were no unregistered sales of the Company's equity securities during the three months ended on June 30, 2006 that were not previously disclosed in a Form 8-K:

      On May 4, 2006, the Company granted options covering a total of 10,000,000 shares of common stock to eight individuals, one of which is the former president of the Company (these grants amended ones to the same individuals made previously in 2006). These options are exercisable under the Company's Employee Stock Incentive Plan.

There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended June 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5. OTHER INFORMATION.

Subsequent Events.

Stock issuances:

(a) On July 3, 2006, the Company issued 750,000 shares of common stock as payment of compensation owed employees valued at $6,525 ($0.0087 per share).

(b) On July 5, 2006, the Company issued 650,000 shares of common stock as payment of compensation owed employees valued at $5,200 ($0.008 per share).

(c) On July 21, 2006, the Company issued 33,285,713 shares of common stock for services rendered by consultants valued at $233,000 ($0.007 per share). Of the shares issued, 5,714,285 of the total shares issued to one individual are restricted in accordance with Rule 144.

(d) On July 24, 2006 the Company issued 1,242,000 shares of common stock for services to be rendered by a consultant valued at $10,557 ($0.0085 per share).

(e) On July 31, 2006, the Company issued 953,125 shares of common stock as payment of compensation owed employees valued at $6,672 ($0.007 per share).

Form SB-2 Filing.

      On July 13, 2006, the Company filed a Form SB-2 registration statement with the SEC. In accordance with the provisions of the Securities Purchase Agreement with La Jolla Cove Investors, Inc., on July 18, 2006 the Company received the second instalment in the amount of $125,000 on the $500,000 convertible debenture.

Correction.

      It was reported in the last Form 10-KSB that as of December 31, 2005, there were 114,076,500 shares of common stock remaining to be issued under this plan (with options representing 13,620,000 shares of common stock were exercised during the year ended December 31, 2005). The correct number of options exercised in that year was 12,380,000 (with the correct number of shares remaining to be issued of 115,316,500 as of December 31, 2005).

ITEM 6. EXHIBITS.

      Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        World Am, Inc.


Dated: August 19, 2006                  By: /s/ Robert A. Hovee
                                            -----------------------------------
                                            Robert A. Hovee,
                                            Chief Executive Officer


Dated: August 19, 2006                  By: /s/ David J. Barnes
                                            -----------------------------------
                                            David J. Barnes,
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Number                                 Description
------   -----------------------------------------------------------------------
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

4.24 Cancellation Letter between the Company and Golden Gate Investors, Inc., dated June 14, 2006 (incorporated by reference to Exhibit 4.7 of the Form 8-K/A filed on June 27, 2006).

4.25 Securities Purchase Agreement between the Company and La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to
         Exhibit 4.8 of the Form 8-K/A filed on June 27, 2006).

4.26 6 3/4% Convertible Debenture issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.9 of the Form 8-K/A filed on June 27, 2006).

4.27 Warrant to Purchase Common Stock (due June 19, 2009) issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to
         Exhibit 4.10 of the Form 8-K/A filed on June 27, 2006).

4.28 Warrant to Purchase Common Stock (due June 19, 2011) issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to
         Exhibit 4.11 of the Form 8-K/A filed on June 27, 2006).

4.29 Registration Rights Agreement between the Company and La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to
         Exhibit 4.12 of the Form 8-K/A filed on June 27, 2006).

4.30 Additional Transaction Letter between the Company and La Jolla Cove Investors, Inc., dated June 22, 2006 (incorporated by reference to
         Exhibit 4.13 of the Form 8-K/A filed on June 27, 2006).

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

10.9 Venture Acceleration Agreement between Senz-It, Inc. and Select University Technologies, Inc., dated June 20, 2005 (incorporated by reference to Exhibit 10.4 of the Form 8-K/A filed on November 28,
         2005).

10.10 Demand Promissory Note issued by the Company in favor of SUTI Holdings, LP, dated May 18, 2006 (incorporated by reference to Exhibit 10.01 of the Form 10-KSB filed on May 22, 2006).

14 Code of Business Conduct and Ethics, adopted by the Company's board of directors (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on April 20, 2004).

16.1     Letter on Change in Certifying Accountant (incorporated by reference to
         Exhibit 16 of the Form 8-K/A filed on July 12, 2004).

16.2     Letter on Change in Certifying Accountant (incorporated by reference to
         Exhibit 16 of the Form 8-K/A filed on August 3, 2006).

21 Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on June 30, 2006).

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