Form 10QSB
period 2006-09-30
WORLD AM, INC.
filed 2006-11-15
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2006

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

   ___________________________________________________________________________
   (Former Name, Former Address, and Former Fiscal Year, if Changed Since Last
                                     Report)

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

      As of November 6, 2006, the Company had 251,313,276 shares issued and outstanding.

      Transitional Small Business Disclosure Format (check one): Yes |_| No |X|.

                                TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I - FINANCIAL INFORMATION
   ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
      CONSOLIDATED BALANCE
      SHEET AS OF SEPTEMBER 30, 2006.....................................     3

      CONSOLIDATED STATEMENTS OF
      OPERATIONS FOR THE THREE AND NINE MONTHS
      ENDED SEPTEMBER 30, 2006 AND 2005 AND
      FOR THE PERIOD FROM MARCH 4, 2005
      (INCEPTION) THROUGH SEPTEMBER 30, 2006.............................     5

      CONSOLIDATED STATEMENT OF
      STOCKHOLDERS' DEFICIT FOR THE PERIOD
      FROM MARCH 4, 2005 (INCEPTION) THROUGH
      SEPTEMBER 30, 2006.................................................     7

      CONSOLIDATED STATEMENTS OF
      CASH FLOWS FOR THE NINE MONTHS ENDED
      SEPTEMBER 30, 2006 AND 2005 AND
      FOR THE PERIOD FROM MARCH 4, 2005
      (INCEPTION) THROUGH SEPTEMBER 30, 2006.............................    13

      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS.........................    15

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
           FINANCIAL CONDITION AND RESULTS OF OPERATIONS.................    36

   ITEM 3. CONTROLS AND PROCEDURES.......................................    52

PART II - OTHER INFORMATION
   ITEM 1. LEGAL PROCEEDINGS.............................................    53

   ITEM 2. UNREGISTERED SALES OF EQUITY
           SECURITIES AND USE OF PROCEEDS................................    54

   ITEM 3. DEFAULTS UPON SENIOR SECURITIES...............................    54

   ITEM 4. SUBMISSION OF MATTERS TO A VOTE
           OF SECURITY HOLDERS...........................................    54

   ITEM 5. OTHER INFORMATION.............................................    54

   ITEM 6. EXHIBITS......................................................    55

SIGNATURES...............................................................    55

PART I - FINANCIAL INFORMATION

ITEM 1.  FINANCAL STATEMENTS.

                                 WORLD AM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 2006
                                   (Unaudited)

                                     ASSETS
Current assets
  Cash                                                                $   15,374
  Accounts receivable, net                                                65,366
  Inventories                                                             24,219
                                                                      ----------
    Total current assets                                                 104,959
Fixed assets, net                                                          4,618
Other assets                                                               9,754
                                                                      ----------
Total assets                                                          $  119,331
                                                                      ==========
                      LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable and accrued liabilities                            $  439,435
  Due to stockholders                                                    349,604
  Payroll taxes payable                                                  366,250
  Deferred revenue                                                        61,347
  Notes payable                                                          101,943
  Convertible debentures and accrued interest payable,
    net of unamortized discount of $242,105                               40,704
                                                                      ----------
      Total current liabilities                                        1,359,283
 Derivatives and warrant liabilities                                   1,819,076
                                                                      ----------
Total liabilities                                                      3,178,359
  Commitments and contingencies
Stockholders' deficit
  Class A preferred stock; $0.0001 par value (liquidation preference of $1,700 per share); 40,000,000 shares authorized; 1,369 shares
    issued and no shares outstanding                                          --
  Class B preferred stock; $0.0001 par value (liquidation preference of $145,455 per share); 40,000,000 shares authorized;
    55 shares issued and outstanding                                          --

                                 WORLD AM, INC.
                          (A Development Stage Company)
                           CONSOLIDATED BALANCE SHEET
                                  (continued)

Common stock; $0.0001 par value; 1,500,000,000 shares
  authorized; 251,569,782 shares issued and 221,762,859
  shares issued and outstanding (1)                                      22,176
Additional paid-in capital                                            1,130,864
Deficit accumulated during the development stage                     (4,212,068)
                                                                    -----------
    Total stockholders' deficit                                      (3,059,028)
                                                                    -----------
Total liabilities and stockholders' deficit                         $   119,331
                                                                    ===========

(1) The difference between the issued shares and the issued and outstanding shares is the number of shares held by the Company's transfer agent in escrow for future issuance under the Company's Stock Incentive Plan.

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                 WORLD AM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                             Three Months    Three Months     Nine Months     Nine Months    From Inception
                                 Ended           Ended           Ended           Ended           Through
                             September 30,   September 30,   September 30,   September 30,    September 30,
                                 2006            2005            2006            2005             2006
                             -------------   -------------   -------------   -------------   --------------
Revenues                       $  135,469       $  36,926     $   208,006       $  36,926      $   420,779
Cost of revenues                   77,841          14,593         109,284          14,593          225,068
                               ----------       ---------     -----------       ---------      -----------
  Gross profit                     57,628          22,333          98,722          22,333          195,711
General and administrative
  expenses                        341,782         212,391       1,111,102         223,662        1,898,592
                               ----------       ---------     -----------       ---------      -----------
Loss from operations             (284,154)       (190,058)     (1,012,380)       (201,329)      (1,702,881)
Other income (expense)
  Miscellaneous
    income/(expense)                  222          (2,345)            625          (2,345)         (15,625)
  Settlement gain                      --              --              --              --          116,000
  Interest expense               (336,401)         (1,495)     (2,694,893)         (1,495)      (2,704,646)
  Change in fair value of
    derivative and warrant
    liabilities                 1,091,042              --       1,091,042              --        1,091,042
                               ----------       ---------     -----------       ---------      -----------
    Total other income
      (expense)                   754,863          (3,840)     (1,603,226)         (3,840)      (1,513,229)

                                 WORLD AM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                                   (continued)

                              Three Months    Three Months     Nine Months     Nine Months    From Inception
                                  Ended           Ended           Ended           Ended           Through
                              September 30,   September 30,   September 30,   September 30,    September 30,
                                  2006            2005            2006            2005             2006
                             --------------   -------------   -------------   -------------   --------------
Income (loss) before
  provision for income
  taxes                             470,709       (193,898)     (2,615,606)       (205,169)      (3,216,110)
Provision for income taxes               --             --              --              --               --
                             --------------   ------------    ------------    ------------      -----------
Net income (loss)            $      470,709   $   (193,898)   $ (2,615,606)   $   (205,169)     $(3,216,110)
                             ==============   ============    ============    ============      ===========
Basic income (loss) per
  common share               $         0.00   $      (0.01)   $      (0.02)    $     (0.02)
                             ==============   ============    ============    ============
Basic weighted average
  common  shares
  outstanding                   203,794,870     30,538,707     164,070,884      13,639,819
                             ==============   ============    ============    ============
Diluted income (loss) per
  common share               $         0.00   $      (0.01)   $      (0.02)   $      (0.02)
                             ==============   ============    ============    ============
Diluted weighted average
  common  shares
  outstanding                 1,936,974,396     30,538,707     164,070,884      13,639,819
                             ==============   ============    ============    ============

              The accompanying notes are an integral part of these
                        consolidated financial statements

                                 WORLD AM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
     FOR THE PERIOD OF MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2006

                                                   Class A         Class B                  Receivable
                                                  Preferred       Preferred                 Related to
                              Common Stock          Stock           Stock      Additional  Issuance of                   Total
                           ------------------  --------------  --------------    Paid-in      Common    Accumulated  Stockholders'
                             Shares    Amount  Shares  Amount  Shares  Amount    Capital      Stock       Deficit       Deficit
                           ----------  ------  ------  ------  ------  ------  ----------  -----------  -----------  -------------
Senz-It, Inc. March 4,
  2005 (inception)                 --  $   --      --    $--     --      $--    $     --    $      --    $      --     $      --

Issuance of shares to
  Senz-It, Inc. founders           --      --      --     --     55       --      10,000           --           --        10,000

Assumption by Senz-It,
  Inc. of World Am, Inc.
  capital structure,
  outstanding warrants
  and options on
  August 31, 2005          66,570,285   6,656   1,369     --     --       --     221,978     (220,000)    (995,955)     (987,321)

Common stock issued in
  September 2005 for
  services, weighted
  average $0.004 per
  share                    15,410,573   1,541      --     --     --       --      52,916           --           --        54,457

Common stock issued in
  October 2005 for
  services, weighted
  average $0.003 per
  share                    12,748,670   1,275      --     --     --       --      39,521           --           --        40,796

Common stock issued in
  October 2005 for
  services, weighted
  average $0.018 per
  share                     1,795,574     180      --     --     --       --      31,961           --           --        32,141

                                 WORLD AM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
     FOR THE PERIOD OF MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2006
                                   (continued)

                                                    Class A         Class B                  Receivable
                                                   Preferred       Preferred                 Related to
                               Common Stock          Stock           Stock      Additional  Issuance of                   Total
                           -------------------  --------------  --------------    Paid-in      Common    Accumulated  Stockholders'
                              Shares    Amount  Shares  Amount  Shares  Amount    Capital      Stock       Deficit       Deficit
                           -----------  ------  ------  ------  ------  ------  ----------  -----------  -----------  -------------
Common stock issued in
  November 2005 to
  employees, weighted
  average $0.024 per
  share                     10,375,000   1,038      --    --      --      --      249,229           --           --       250,267

Common stock issued in
  December 2005 to
  employees, weighted
  average $0.024 per
  share                      2,005,000     201      --    --      --      --       19,460       (4,040)          --        15,621

Common stock issued in
  December 2005 for
  satisfaction of all
  obligations related to
  a convertible note
  payable weighted
  average of $0.013 per
  share                      4,642,857     464      --    --      --      --       59,893           --           --        60,357

Net loss                            --      --      --    --      --      --           --           --     (600,507)     (600,507)
                           -----------  ------   -----   ---     ---     ---      -------     --------   ----------    ----------
Balance, December 31,
  2005 (audited)           113,547,959  11,355   1,369    --      55      --      684,958     (224,040)  (1,596,462)   (1,124,189)

The following information
  for the nine months
  ended September 30,
  2006 is unaudited:
  Common stock issued in
  January 2006 to
  employees, weighted
  average $0.009 per
  share                      3,740,000     374      --    --      --      --       35,395           --           --        35,769

                                 WORLD AM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
     FOR THE PERIOD OF MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2006
                                   (continued)

                                                   Class A          Class B                 Receivable
                                                  Preferred        Preferred                Related to
                               Common Stock         Stock            Stock      Additional   Issuance                    Total
                            ------------------  --------------  -------------     Paid-in    of Common  Accumulated  Stockholders'
                              Shares    Amount  Shares  Amount  Shares  Amount    Capital      Stock      Deficit       Deficit
                            ----------  ------  ------  ------  ------  ------  ----------  ----------  -----------  -------------
Common stock issued in
  January 2006 for
  services, weighted
  average $0.010 per share  12,000,000   1,200    --      --      --      --      121,200       --          --         122,400
Common stock issued in
  January 2006 for
  services, weighted
  average $0.015 per share   2,150,000     215    --      --      --      --       32,035       --          --          32,250
Common stock issued in
  February 2006 for
  services, weighted
  average $0.006 per share   2,700,000     270    --      --      --      --       17,630       --          --          17,900
Common stock issued in
  February 2006 to
  employees, weighted
  average $0.018 per share   2,623,077     263    --      --      --      --       48,037       --          --          48,300
Common stock issued in
  March 2006 to
  employees, weighted
  average $0.017 per share     626,923      63    --      --      --      --       10,594       --          --          10,657
Common stock issued in
  March 2006 for exercise
  of warrant, weighted
  average $0.0001           30,879,999   3,088    --      --      --      --       24,700       --          --          27,788

                                 WORLD AM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
     FOR THE PERIOD OF MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2006
                                   (continued)

                                                   Class A          Class B                Receivable
                                                  Preferred        Preferred               Related to
                               Common Stock         Stock            Stock     Additional   Issuance                   Total
                            -----------------  --------------  --------------   Paid-in    Common of   Accumulated  Stockholders'
                              Shares   Amount  Shares  Amount  Shares  Amount   Capital      Stock       Deficit       Deficit
                            ---------  ------  ------  ------  ------  ------  ----------  ----------  -----------  -------------
Common stock issued in
  March 2006 for services,
  weighted average $0.014
  per share                   500,000     50     --      --      --      --       6,950          --          --         7,000
Common stock issued in
  March 2006 to employees,
  weighted average $0.015
  per share                   673,077     67     --      --      --      --      10,030          --          --        10,097
Payment for shares issued
  December 2005                    --     --     --      --      --      --        --         4,040          --         4,040
Common stock issued in
  April 2006 for services,
  weighted average $0.015
  per share                 1,600,000    160     --      --      --      --      24,382          --          --        24,542
Common stock issued in
  April 2006 to employees,
  weighted average $0.015
  per share                   350,000     35     --      --      --      --       5,215          --          --         5,250
Common stock issued in
  May 2006 to employees,
  weighted average $0.0119
  per share                 1,000,000    100     --      --      --      --      11,800          --          --        11,900

                                 WORLD AM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
     FOR THE PERIOD OF MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2006
                                   (continued)

                                                     Class A         Class B                  Receivable
                                                    Preferred       Preferred                 Related to
                                Common Stock          Stock           Stock      Additional  Issuance of                   Total
                             ------------------  --------------  --------------    Paid-in      Common    Accumulated  Stockholders'
                               Shares    Amount  Shares  Amount  Shares  Amount    Capital      Stock       Deficit       Deficit
                             ----------  ------  ------  ------  ------  ------  ----------  -----------  -----------  -------------
Cancellation of common
  stock issued to employee
  in 2005                    (4,459,481)  (446)    --      --      --      --     (47,320)        --           --         (47,766)
Common stock issued in June
  2006 for services,
  weighted average $0.007
  per share                   1,500,000    150     --      --      --      --      10,350         --           --          10,500
Common stock issued in June
  2006 to employees,
  weighted average $0.012
  per share                   2,200,000    220     --      --      --      --      26,590         --           --          26,810
Common stock issued in July
  2006 for services,
  weighted average $0.007
  per share                  33,285,713  3,329     --      --      --      --     229,671         --           --         233,000
Common stock issued in July
  2006 to employees,
  weighted average $0.0081
  per share                   3,595,125    359     --      --      --      --      28,595         --           --          28,954
Common stock issued in
  August 2006 to employees,
  weighted average $0.0054
  per share                   2,968,000    297     --      --      --      --      15,656         --           --          15,953
Common stock issued in
  August 2006 for services,
  weighted average $0.006
  per share                   2,153,846    215     --      --      --      --      12,708         --           --          12,923

                                 WORLD AM, INC.
                          (A DEVELOPMENT STAGE COMPANY)
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
     FOR THE PERIOD OF MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2006
                                   (continued)

                                                   Class A         Class B                   Receivable
                                                  Preferred       Preferred                  Related to
                              Common Stock          Stock           Stock        Additional  Issuance of                  Total
                          --------------------  ---------------  --------------   Paid-in      Common     Accumulated  Stockholders'
                             Shares    Amount   Shares   Amount  Shares  Amount    Capital      Stock       Deficit       Deficit
                          -----------  -------  ------   ------  ------  ------  ----------  -----------  -----------  -------------
Common stock issued in
  September 2006 to
  employees, weighted
  average $0.0054 per
  share                     2,176,240      217      --      --     --       --       11,178         --         --            11,395
Common stock issued in
  September 2006 for
  services, weighted
  average $0.0045 per
  share                     5,952,381      595      --      --     --       --       26,189         --         --            26,784
Reversal of receivable
  related to Issuance of
  Common Stock                     --       --      --      --     --       --     (220,000)   220,000         --                --
Options vesting during
  the period                       --       --      --      --     --       --        4,320         --         --             4,320
Net loss                           --       --      --      --     --       --           --         --     (2,615,606)   (2,615,606)
                          -----------  -------   -----     ---    ---      ---   ----------    -------     ----------   -----------
Balance, September 30,
  2006 (Unaudited)        221,762,859  $22,176   1,369(1)  $--     55      $--   $1,130,864         --     (4,212,068)  $(3,059,028)
                          ===========  =======   =====     ===    ===      ===   ==========    =======     ==========   ===========

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

   The accompanying notes are an integral part of these consolidated financial statements

                                 WORLD AM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                               Nine Months     Nine Months      Inception
                                                                  Ended           Ended           Through
                                                              September 30,   September 30,   September 30,
                                                                   2006            2005            2006
                                                              -------------   -------------   -------------
Cash flows from operating activities:
  Net loss                                                     $(2,615,606)     $(205,169)     $(3,216,110)
  Adjustments to reconcile net loss to net
    cash (used in) provided by operating activities:
      Initial fair value of derivative and
        warrant liabilities                                      2,635,118             --        2,635,118
      Change in fair value of derivative and
        warrant liabilities                                     (1,091,042)            --       (1,091,042)
      Depreciation                                                   1,903          1,393            3,743
      Stock issued for services                                    487,301         54,457          675,052
      Loss on reclassification of capital lease asset                                                2,388
      Vested options                                                 4,320             --            4,320
      Settlement gain                                                   --             --         (116,000)
      Accrued interest added to principal balance                    7,808             --            7,808
      Amortization of discount on convertible debt                  32,896             --           32,896
  Changes in operating assets and liabilities:
      Accounts receivable, net                                     (41,258)         9,539          (17,250)
      Inventories                                                  (12,067)        (3,346)         (13,135)
      Other assets                                                  (2,704)        (4,000)             496
      Accounts payable and accrued liabilities                     209,642         75,886          268,383
      Payroll taxes payable                                         69,526         84,363          181,731
      Deferred revenue                                              61,347             --           61,347
                                                               -----------      ---------      -----------
        Net cash (used in) provided by operating activities       (252,816)        13,123         (580,258)
Cash flows from investing activities:
  Cash acquired in reverse merger                                       --            935              935
  Purchase of fixed assets                                            (651)            --             (651)
                                                               -----------      ---------      -----------
        Net cash (used in) provided by investing activities           (651)           935              284
Cash flows from financing activities:
  Change in due to related parties (payments of
    $222,259 and advances of $12,788)                             (209,471)       (16,500)         (94,248)
  Proceeds from warrant exercise                                    27,788             --           27,788
  Proceeds from issuance of debenture                              275,000             --          275,000
  Proceeds from common stock issued to employees                   209,124             --          475,012
  Proceeds from sale of common stock                                    --         10,000           10,000
  Repurchase of common stock                                       (47,766)            --          (47,766)

                                 WORLD AM, INC.
                          (A Development Stage Company)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                                   (continued)

                                                                  Nine Months Ended    Nine Months Ended    Inception Through
                                                                 September 30, 2006   September 30, 2005   September 30, 2006
                                                                 ------------------   ------------------   ------------------
  Proceeds from (repayments on) from line
    of credit, net                                                       3,763                  (765)             (4,718)
  Principal payments on convertible note payable                            --                    --             (30,000)
  Principal payments on note payable                                        --                (4,500)            (15,720)
                                                                      --------           -----------           ---------
    Net cash provided by (used in) financing
      activities                                                       258,438               (11,765)            595,348
                                                                      --------           -----------           ---------
Net change in cash                                                       4,971                 2,293              15,374
Cash, beginning of period                                               10,403                    --                  --
                                                                      --------           -----------           ---------
Cash, end of period                                                   $ 15,374           $     2,293           $  15,374
                                                                      ========           ===========           =========
Supplemental disclosure of cash flow information:
Cash paid for income taxes                                            $     --           $        --           $      --
                                                                      ========           ===========           =========
Cash paid for interest                                                $    412           $        --           $   5,695
                                                                      ========           ===========           =========
Schedule of non-cash operating, investing and financing
activities:
Acquisition of other assets and liabilities
in reverse merger                                                     $     --           $(1,098,417)          $(995,956)
                                                                      ========           ===========           =========
Issuance of 55 shares of Class B preferred stock                      $     --           $        --           $      --
                                                                      ========           ===========           =========
Issuance of warrants for purchase of 18,000,000 shares of
common stock                                                          $     --           $        --           $      --
                                                                      ========           ===========           =========
Reclassification of capital lease                                     $     --           $        --           $  (8,175)
                                                                      ========           ===========           =========
Removal of fixed asset due to reclassifcation of capital lease        $     --           $        --           $  10,563
                                                                      ========           ===========           =========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements.

                                 WORLD AM, INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization.

World Am, Inc. ("World Am" or "Company") was organized in 1994. In 2002, World Am changed its domicile from Florida to Nevada.

On August 31, 2005, the Company consummated an agreement to acquire all of the issued and outstanding capital stock of Senz-It, Inc. ("Senz-It') from SUTI Holdings, LP ("SUTI") in exchange for 55 shares of the Company's Class B preferred stock and a warrant to purchase 18,000,000 shares of common stock. The exercise price of the common shares under these warrants is $0.0001 per share. The warrants vested immediately and expire in August 2010. Each share of Class B preferred stock is convertible into the greater of 1% of the outstanding common shares of the Company, including the common stock equivalents of all unexercised warrants, options and convertible securities or 7,272,728 shares of common stock. After the transaction, the officers and directors of the Company resigned and the management of Senz-It controlled these positions.

As a result, the transaction was recorded as a "reverse-merger" whereby Senz-It was considered to be the acquirer for accounting purposes. The transaction is equivalent to the issuance of stock by a development stage company (Senz-It, Inc.) for the net monetary assets of a public company (the Company), accompanied by a recapitalization. Accordingly, these consolidated financial statements are the historical financial statements of Senz-It.

Senz-It was incorporated in the State of California on March 4, 2005. There is no historic financial information prior to that date.

Basis of Presentation.

The interim consolidated financial statements present the balance sheet of the Company and its subsidiaries at September 30, 2006, its statements of operations for the three and nine months ended September 30, 2006 and 2005 and the period from March 4, 2005 (inception) through September 30, 2006, cash flows for the nine months ended September 30, 2006 and 2005 and from the period from March 4, 2005 (inception) through September 30, 2006, and stockholders' deficit for the period from March 4, 2005 (inception) through September 30, 2006. All significant intercompany balances have been eliminated in consolidation.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the financial position as of September 30, 2006 and the results of operations and cash flows for the three and nine months then ended have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

NOTE 2 - GOING CONCERN

The Company incurred a net loss of $2,615,606 for the nine months ended September 30, 2006. Additionally, the Company's current liabilities exceeded its current assets by $1,254,324 at September 30, 2006 and its accumulated deficit was $4,212,068 as of September 30, 2006. These factors create substantial doubt about the Company's ability to continue as a going concern. The Company's management has plans to promote its services, gain clients and expand its relationships with current clients. The Company will also seek additional sources of capital through the issuance of debt and equity financing, but there can be no assurance that the Company will be successful in accomplishing its objectives. The Company will require at least $5,000,000 to sustain operations and implement its business plan.

The ability of the Company to continue as a going concern is dependent on additional sources of capital and the success of the Company's plan. The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 3 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the realization of accounts receivable and inventories, the value of shares issued for services and the amount of the deferred tax asset valuation allowance. Accordingly, actual results could differ from these estimates.

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

Inventories.

Inventories are stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventories consists of raw materials as well as finished goods held for sale. The Company's management monitors the inventories for excess and obsolete items and makes necessary valuation adjustments when required. Adjustments are considered to be a reduction in the cost basis of the corresponding inventory.

Fixed Assets.

Fixed assets are recorded at cost and are depreciated using the straight-line method over the estimated useful lives of the assets. The useful lives for the related assets range from three to seven years.

Maintenance and repairs are charged to expense as incurred. Renewals and improvements of a major nature are capitalized. At the time of retirement or other disposition of property and equipment, the cost and accumulated depreciation are removed from the accounts and any resulting gains or losses are reflected in the consolidated statement of operations.

Long-Lived Assets.

The Company accounts for its long-lived assets in accordance with SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset's carrying value and fair value or disposable value. As of September 30, 2006, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company's products and services will continue, which could result in an impairment of long-lived assets in the future.

Convertible Debenture and Beneficial Conversion Feature.

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature ("BCF"). A BCF is recorded by the Company as a debt discount pursuant to Emerging Issues Task Force ("EITF") Issue No. 98-5, "Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio," and EITF Issue No. 00-27, "Application of EITF Issue No. 98-5 to Certain Convertible Instruments." In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Derivative Financial Instruments.

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," as amended, and EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock." The Company's derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. (see Note 8). These embedded instruments related to the debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. During the three and nine months ended September 30, 2006, the Company recorded the initial fair value of the derivatives of $422,430 and $732,487, respectively, and $2,011,631 for related warrants as a component of interest expense in the accompanying consolidated statements of operations. Derivatives and warrants were valued primarily using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, annual volatility of 138%
- 163%, and risk free interest rate of 5.1%, totaling $473,375 for the conversion-related and other derivatives and $1,345,701 for the warrants at September 30, 2006. The first $275,000 of the conversion-related derivatives was recorded as a discount on the convertible debt and will be amortized to interest expense over the term of the debenture and the balance was recorded to interest expense. For the three and nine months ended September 30, 2006, the Company recorded a decrease in the fair value of the derivative and warrant liabilities of $1,025,042, which is included as a component of other income in the consolidated statements of operations. The derivatives are classified as long-term liabilities.

In addition, under the provisions of EITF Issue No. 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting date. Non-employee stock options and warrants were valued primarily using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 163%, and risk free interest rate of 5.1%. The initial fair value assigned to the non-employee options and warrants was $166,000, which was recorded to interest expense. The Company recorded a decrease in the fair market value of the warrants of $66,000 for the three and nine months ended September 30, 2006 as other income in the consolidated statements of operations.

Fair Value of Financial Instruments.

The Company's financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, notes payable and convertible debentures. Pursuant to SFAS No. 107, "Disclosures About Fair Value of Financial Instruments," the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values due to their short maturities and rates currently available to the Company for similar debt instruments.

Stock-Based Compensation.

The World Am, Inc. Amended and Restated Employee Stock Incentive Plan ("ESIP Plan"), dated February 7, 2006, is intended to allow designated officers and employees, and certain non-employees of the Company, to receive options to purchase common stock, and to receive common stock grants subject to certain restrictions. The purpose of this plan is to provide employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees of exceptional ability. The purchase price of shares under the plan is $0.015 per share. The option period begins on the date of grant and will not exceed ten years. The maximum number of shares of stock that may be issued under this plan is 235,000,000.

It was reported in the last Form 10-KSB, as amended, that as of December 31, 2005, there were 114,076,500 shares of common stock remaining to be issued under the ESIP Plan (with options representing 13,620,000 shares of common stock being exercised during the year ended December 31, 2005). The correct number of options exercised in that year was 12,380,000 and the correct number of shares remaining to be issued was 115,316,500 as of December 31, 2005.

During the nine months ended September 30, 2006, options representing 12,813,077 shares of common stock were exercised and options representing 10,000,000 shares of common stock were granted under the ESIP Plan. 63,181,305 shares of common stock were awarded out of the ESIP Plan during the nine months ended September 30, 2006. As of September 30, 2006, there were 39,322,118 shares of common stock remaining to be issued under the ESIP Plan.

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

A total of 5,800,000 shares were issued out of the Non-Employee Plan during the nine months ended September 30, 2006. As of September 30, 2006, 17,184,363 shares of common stock remain to be issued under the Non-Employee Plan.

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

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), "Share-Based Payment" ("SFAS No. 123 (R)"), which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees" for periods beginning in fiscal 2006. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company's fiscal year 2006. The Company's consolidated financial statements as of and for the three and nine months ended September 30, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company's consolidated financial statements for prior periods have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate that the Company presently uses is 0%.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company's loss position, there were no such tax benefits during the three and nine months ended September 30, 2006. Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company's stock price. The expected term of options granted subsequent to the adoption of SFAS No. 123(R) is derived using the simplified method as defined in the SAB No. 107, "Implementation of FASB 123(R)." The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

                                 2006      2005
                               -------   -------
Risk-free interest rate            5.1%      4.0%
Expected life of the options   5 years   5 years
Expected volatility                139%      139%
Expected dividend yield              0%        0%

A summary of option activity under the ESIP Plan and changes during the nine months ended September 30, 2006 is presented below:

                                                                    September 30, 2006
                                                    -------------------------------------------------
                                                       Weighted-Average
                                                    ----------------------     Remaining    Aggregate
                                                                  Exercise    Contractual   Intrinsic
                                                       Shares      Price     Term (Years)     Value
                                                    -----------   --------   ------------   ---------
Outstanding, at December 31, 2005                    66,883,017    $0.015(1)      9.8          $--
Granted                                              10,000,000     0.015         9.8           --
Cancelled/forfeited                                 (62,500,000)
Exercised                                           (12,813,077)    0.015          --           --
                                                    -----------
Outstanding and exercisable at September 30, 2006     1,570,000    $0.015         9.3          $--
                                                    ===========

(1) As of December 31, 2005, the exercise price was 80% of the closing price on the date of exercise per share. The exercise price was changed to $0.015 in the Amended and Restated Employee Stock Incentive Plan dated February 7, 2006.

A summary of the activity of the Company's non-vested options is presented below:

                                                                   September 30, 2006
                                                    -----------------------------------------------
                                                      Weighted-Average                   Remaining
                                                    --------------------   Remaining   Unrecognized
                                                              Grant-Date   Months to   Compensation
                                                     Shares   Fair Value      Vest         Cost
                                                    -------   ----------   ---------   ------------
Non-vested outstanding at December 31, 2005         144,000     $ 0.17         37         $2,304
Granted                                                  --         --         --             --
Vested                                              (54,000)    $ 0.17         --          (864)
Forfeited                                                --         --         --             --
                                                    -------                               ------
Non-vested outstanding at September 30, 2006         90,000     $0.017         31         $1,440
                                                    =======                               ======

Prior to fiscal 2006, the weighted-average fair value of stock-based compensation to employees was based on the single option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared. As all stock options vested immediately, all compensation expense was recognized on the grant date. Therefore, net loss for the three and nine months ended September 30, 2005 would not have been different than as reported.

Net Loss Per Common Share.

The Company computes net income (loss) per share in accordance with SFAS No. 128, "Earnings per Share," and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is antidilutive. For the nine months ended September 30, 2006, and the three and nine months ended September 30, 2005, basic and diluted earnings per share were the same. Had such shares been included in diluted earnings per share, they would have resulted in weighted-average common shares of 1,936,974,396 and 414,541,632 for the three and nine months ended September 30, 2006 and 2005, respectively.

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

As of September 30, 2006, the Company recorded deferred revenue of $61,347 that represents progress billings on a contract that was placed on hold in the third quarter of 2006.

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

Recent Accounting Pronouncements.

In May 2005, the Financial Accounting Standards Board ("FASB") issued SFAS No. 154, "Accounting Changes and Error Corrections," which replaces APB Opinion No. 20, "Accounting Changes" and SFAS No. 3, "Reporting Accounting Changes in Interim Financial Statements," and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 is not expected to have a material impact on the Company's consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes." This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet analyzed the impact this Interpretation will have on our financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB adopted SFAS No. 157, "Fair Value Measurements." SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would using in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of nonperformance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect adoption of SFAS No. 157 will have on its financial position or results of operations.

NOTE 4 - INVENTORIES

Inventories consist of raw materials totaling $24,219.

NOTE 5 - LICENSE OPTION

Included in other assets is $4,000, representing the cost of an option to enter into an exclusive, royalty-bearing license of patented technology from the State University of New York at Buffalo. The Company intends to exercise this option in order to market an innovative technology in the field of micro-sensor elements and sensor rays. Senz-It anticipates commercializing and marketing this technology in the homeland security, indoor air quality, food purity and processing and medical diagnostic industries.

NOTE 6 - DUE TO STOCKHOLDERS

Due to stockholders totaling $349,604 as of September 30, 2006 consists of unreimbursed expenses and accrued wages to various stockholders and employees, including $264,647 that is owed to the Company's former president and chief executive officer for accrued salary and reimbursement of expenses. Additionally, a company owned and managed by the former president and chief executive officer was owed $5,000, and these monies were repaid in the third quarter 2006. Loans are unsecured, non-interest bearing and due on demand.

The Company also accrued the cost of a finder's fee and other services provided by a consultant. At September 30, 2006, $70,000 out of the original $204,000 has not yet been paid.

NOTE 7 - PAYROLL TAXES PAYABLE

As of September 30, 2006, payroll taxes payable consists of late payroll taxes and estimated accrued interest and penalties for payroll and stock option activity totaling $366,250. Settlement discussions are presently underway to resolve this matter.

NOTE 8 - WARRANTS AND CONVERTIBLE DEBENTURES

To obtain funding for ongoing operations, on January 23, 2006, the Company entered into a Securities Purchase Agreement with Golden Gate Investors, Inc. ("Golden Gate"). Under this agreement, Golden Gate agreed to purchase from the Company a convertible debenture in the aggregate principal amount of $1,000,000. The conversion price was equal to the lesser of (i) $0.20, or (ii) 80% of the average of the 3 lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert.

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

Under an addendum to the debenture and the warrant (dated February 7, 2006), the following was amended (among other things): (a) the principal amount of the debenture was reduced to $100,000; (b) the number of shares into which this debenture could be converted was changed to equal to the dollar amount of the debenture being converted multiplied by 110, minus the product of the conversion price multiplied by 100 times the dollar amount of the debenture being converted, and the entire foregoing result divided by the conversion price; and
(c) the exercise price of the first warrant was increased to $1.09 per share, with the warrant exercised in an amount equal to 100 times the amount of the debenture being converted. With the execution of this addendum, this transaction was closed.

In connection with this agreement, the Company also granted to Golden Gate certain rights under a registration rights agreement, dated January 23, 2006, to the shares to be issued upon conversion of the debenture and the warrants.

Golden Gate provided the Company with an aggregate $150,000 on February 7, 2006, as follows:

o $100,000 was disbursed directly to the Company in purchase of the Convertible Debenture; and

o $50,000 was retained for services provided to our company by various professionals (this represents a prepayment towards the exercise of $1.09 warrant).

On June 14, 2006, the parties to the Securities Purchase Agreement agreed that all of the documents in connection with this transaction were cancelled. The funds already advanced to the Company are credited against the amounts to be paid under the new agreements.

The Company entered into a new Securities Purchase Agreement, dated June 19, 2006, with La Jolla Cove Investors, Inc. ("La Jolla Cove"), a company under common control with Golden Gate. Under this agreement, La Jolla Cove agreed to purchase from the Company a convertible debenture in the aggregate principal amount of $500,000. The conversion price is equal to the lesser of (i) $0.20, or
(ii) 80% of the average of the three lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert. The number of common shares into which this debenture may be converted is equal to the dollar amount of the debenture being converted multiplied by eleven, minus the product of the conversion price multiplied by ten times the dollar amount of the debenture being converted, and the entire foregoing result shall be divided by the conversion price. However, if the volume weighted average price is below $0.0005 per share during any ten consecutive trading days, La Jolla Cove may elect to convert the debenture only, without exercising the related warrants (in such case, the number of common shares that the holder receives upon conversion of this debenture will be the amount of the debenture being converted divided by the conversion price).

Another $125,000 was provided by La Jolla Cove to the Company in July 2006.

The fair value assigned to the conversion feature at September 30, 2006 was $732,487, of which $457,487 was recorded as interest expense and $275,000 was recorded as a debt discount and will be amortized to interest expense over the life of the debenture. Amortization expense charged to operations during the three and nine months ended September 30, 2006, was $31,579 and $32,896 respectively. Interest accrued on the debenture was $4,266 and $7,808, respectively, for the three and nine months ended September 30, 2006. The balance on the debenture, including accrued interest (net of unamortized discount of $242,105) was $40,704 as of September 30, 2006.

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

In conjunction with the debenture, the Company issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase 5,000,000 shares of common stock of the Company, exercisable at $1.00 per share. The Company also issued to La Jolla Cove a warrant, dated June 29, 2006, to purchase up to that number of shares of common stock equal to $2,750,000 divided by 120% of the average of the closing prices of the common stock for the 20 trading days prior to June 19, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to June 19, 2006. The accounting treatment of the derivatives and warrants require that the Company record warrants at their fair values as of the inception date of the agreement, which totaled $2,011,631. At September 30, 2006, the fair value was $1,345,701.

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

The market value of the Company's common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the unrestricted portion of the debenture into shares of the Company's common stock. The lower the market price of the Company's common stock at the respective times of conversion, the more shares the Company will need to convert the principal and interest payments then due on the debenture. If the market price of the Company's common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash. The Company's operations could be materially adversely impacted if the Company is forced to make repeated cash payments on the debenture.

The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on July 13, 2006 to register all the shares underlying the debenture and warrants. The Company received a comment letter from the SEC in which staff questions the Company on the use of Rule 415 in the delayed secondary offering by La Jolla Cove. As a result, the Company has made the determination to withdraw this registration statement (which was done on October 10, 2006) and renegotiate the transaction with La Jolla Cove discussed above and refile the Form SB-2 registration statement in the near future.

NOTE 9 - LINE OF CREDIT

The Company has a line of credit through credit card companies with a combined credit line up to $7,500 with an annual variable rate. As of September 30, 2006, the balance on the line of credit totaled $3,791. For financial reporting purposes, this amount is shown as part of accounts payable and accrued liabilities in the consolidated balance sheet.

NOTE 10 - NOTES PAYABLE

The Company had a total of $101,943 in notes payable at September 30, 2006.

In April 2005, The Company entered into an accounts receivable factoring and Security Agreement for up to $75,000 with a financing entity. However, the account receivable that was used as collateral for the factoring agreement was not assigned to the lender. When payment from the customer was received, the factor was not paid, placing the Company in default on the loan. Under the Settlement Agreement of December 2005, the Company agreed to pay interest at an annual rate of 18%. At September 30, 2006 the amount owed under the Settlement Agreement was $42,043.

In April 2005, the Company issued a $30,000 note to an individual. The note is due on demand, is secured by stock and bears interest at the rate of 8% per annum. At September 30, 2006, the amount owed, including interest, was $33,400.

The remaining $26,500 of notes payable is due on demand, bears no interest and are unsecured.

NOTE 11 - FORMER STOCK PLANS

2002 Stock Compensation Plan.

On December 16, 2002, the Company adopted the 2002 Stock Compensation Plan. The purpose of the plan was to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company by aligning their economic interests more closely with those of the Company's stockholders and allowing the Company to pay their retainer or fees in the form of shares of common stock. All 55,000,000 shares of common stock authorized under this plan were registered on a Form S-8 filed with the SEC during December 2002. As of December 31, 2006, there were 1,800,000 shares remaining to be issued under this plan. All remaining shares were removed from registration on June 27, 2006.

2003 Consultants Stock Compensation Plan

On August 19, 2003, the Company adopted the 2003 Consultants Stock Compensation Plan. The purpose of the plan was to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company by aligning their economic interests more closely with those of the Company's stockholders and allowing the Company to pay their retainer or fees in the form of shares of common stock or stock options. All 75,000,000 shares of common stock authorized under this plan were registered under a Form S-8 filed with the SEC during August 2003. The options were exercisable at a price as determined in each case by the board of directors, but in no event shall the price be less than 100% of the fair market value of the shares on the date of grant. As of December 31, 2005, there were 13,000,000 shares of common stock remaining to be issued under this plan. All remaining shares were removed from registration on June 27, 2006.

NOTE 12- SHAREHOLDERS' EQUITY

Preferred Stock.

Class A.

The Company is authorized to issue up to 40 million shares of Class A convertible preferred stock with a par value of $0.0001 per share. Each share has a liquidation preference of $1,700 per preferred share. Such amounts shall be paid on all outstanding Class A preferred shares before any payment shall be made or any assets distributed to the holders of the common stock or any other stock of any other series or class-ranking junior to the shares as to dividends or assets. Each preferred share is convertible into 1,000,000 shares of the Company's common stock at the option of the holder. Each holder of Class A preferred stock is entitled to 1,000,000 votes and is entitled to such dividends as may be declared by the board of directors from time to time.

During June 2004, the Company entered into a loan agreement with a lender whereby the lender agreed to use its best efforts to provide the Company a loan in the maximum amount of $2,000,000 subject to certain terms and conditions. The Company agreed to issue 1,370 shares of Class A preferred stock as collateral on the loan. The shares were issued in June 2004. The lender did not fund the loan and accordingly, the Company provided a written demand for the return of the shares; the certificate for 1,370 shares were returned to the Company and cancelled.

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

Class B.

The Company is authorized to issue up to 40 million shares of Series B preferred stock with a par value of $0.0001 per share. To the extent assets are available, holders of Class B preferred shares have a liquidation preference equal to the original issue price of the shares of $145,455 per share plus all declared but unpaid dividends on the Series B preferred shares. Such amounts shall be paid on all outstanding Class B preferred shares before any payment shall be made or any assets distributed to the holders of common stock or of any other stock of any series or class junior to the shares as to dividends or assets, but junior to Class A preferred shareholders. Each share of Class B preferred stock is convertible into the greater of (i) 1% of the shares of common stock outstanding on the date of conversion, after giving consideration to shares issued as a result of the conversion and any options, warrants or other convertible securities outstanding and (ii) 7,272,728 shares of common stock. The holders of these preferred shares shall have the right to vote and cost that number of votes which the holder would have been entitled to cast had such holder converted the shares immediately prior to the record date for such vote.

On August, 31, 2005, the Company completed a Share Exchange Agreement with Senz-It, Inc. Under this agreement, Senz-It became a wholly owned subsidiary of the Company in exchange for 55 shares of Class B convertible preferred stock (among other consideration).

Common Stock

The holders of the Company's common stock are entitled to one vote per share of common shares held.

Common Stock Purchase Warrant

In February 2005, the Company sold three units through a private offering. Each unit included a warrant that entitled the holder to acquire a specific number of shares of the Company's common stock. According to the provisions of the warrant, the holder has the right and privilege to purchase a number of fully paid and nonassessable shares of the Company's common stock at any time close of business on February 4, 2008. The number of shares is obtained by dividing the purchase price of three units by the lowest reported bid price of the Company's common stock during the 365 day period following the commencement of the pricing period. As of September 30, 2006, warrants representing 18,078,948 shares of common stock were exercisable.

From time to time, the Company issues its shares and holds the shares in escrow on behalf of another party until consummation of certain transactions. Additionally, there are authorized, but unissued ESIP Plan shares.

Breakdown of shares issued during the nine months ended September 30, 2006:

Exercise of warrants                         30,879,999
Shares issued under the Non-Employee Plan     5,800,000
Options exercises under the ESIP Plan        12,813,077
Shares issued under the ESIP Plan            63,181,305
Shares cancelled                             (4,459,481)
                                            -----------
Total net shares issued                     108,214,900
                                            ===========

NOTE 13- RELATED PARTY TRANSACTIONS

On May 18, 2006, the Company's subsidiary, Isotec, Inc., issued a demand promissory note in favor of the Company's controlling shareholder, SUTI. Under the terms of the promissory note, the Company may borrow up to $100,000 to assist in the ongoing operations of the Company. Principal and interest are due no later than 30 days following the commencement date. The outstanding principal amount bears simple interest through the maturity date at a rate equal to 8% of the loan amount. After an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%. At September 30, 2006 the Company owed a total of $9,294; the amount is included in accounts payable at September 30, 2006.

A Venture Acceleration Agreement ("Agreement") was entered into between Senz-It and Select University Technologies, Inc. Under the terms of the Agreement, Senz-It appoints Select University Technologies, Inc. to provide services called for the in the Agreement and to furnish certain personnel and property as required. In return, Senz-It agrees to pay a management fee and a performance fee. The management fee calls for a one-time payment of $100,000 and an annual fee in the amount of $780,000, payable monthly in the amount of $65,000. The performance fee is 6% of gross revenue for the first three years of the Agreement. Thereafter, the performance fee is to be calculated at 15% of quarterly operating profit (as defined in the Agreement). The performance fee is to be calculated quarterly. The Agreement becomes effective when Senz-It has the financial resources to pay the initial management fee, which has yet to occur.

The Company shares office space with Select University Technologies, Inc. The Company is charged $800 per month, plus operating and administrative expenses. The total rent and operating expenses charged to the Company for the three and nine months ended September 30, 2006 was $12,286 and $26,723, respectively.

Included in the stockholder payable account are monies that are owed for services rendered by various shareholders. Payment of the monies owed these individuals were made through the issuance of Company common stock. Total payments to these individuals, made for the nine months ended September 30, 2006, were $222,259.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Litigation.

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

(b) On August 2, 2006, a complaint was filed in the District Court of Boulder County, Colorado: Karen Alexander v. World Am, Inc., Isotec, Inc., Robert A. Hovee, David J. Barnes, James R. Largent and Ken Jochim. The complaint principally alleges that World Am, Inc. breached an employment agreement with the plaintiff by not paying her certain amounts allegedly owing. The Company has retained counsel in the matter and responsive pleadings have been filed.

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

(c) On September 20, 2006, a complaint was filed in the District Court of Adams County, Colorado: James H. Alexander v. World Am, Inc. The complaint principally alleges that the Company breached an employment agreement with the plaintiff by not paying him certain amounts allegedly owing. The Company has retained counsel in the matter, and responsive pleadings have been filed.

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

Operating Leases

Isotec leases a 4,800 square foot facility with a monthly rent of $3,910 and common area expenses in Westminster, Colorado. The lease expires December 31, 2011. Rent expense was $12,378 and $39,130 for the three and nine months ended September 30, 2006.

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

Indemnities and Guarantees

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

NOTE 15 - RECEIVABLE RELATED TO ISSUANCE OF COMMON STOCK

During May 2004, the Company entered into a Share Exchange Agreement (the "Exchange Agreement") with World Am Security Venture Company, Ltd. ("WSVC"), a privately held China corporation. The Company recorded a receivable totaling $220,000 in anticipation that the remaining terms of the Exchange Agreement would be fulfilled. During the third quarter 2006, the Company received formal notification that WSVC considered the Shares Exchange Agreement to be null and void. Consequently, the receivable related to stock issuance was reversed against additional paid-in capital.

NOTE 16 - SUBSEQUENT EVENTS

Stock Issuances.

(1) On October 10, 2006, the Company issued 22,362,000 free trading shares of common stock for services rendered by consultants valued at $ 111,810 ($0.005 per share).

(2) On October 10, 2006, the Company issued 1,587,594 free trading shares of common stock as payment of compensation owed employees valued at $7,938 ($0.005 per share).

(3) On October 13, 2006 the Company issued 264,920 free trading shares of common stock as payment of compensation owed employees valued at $1,325 ($0.005 per share).

(4) On October 16, 2006, the Company issued 3,396,774 restricted shares of common stock to an optionee for a stock option that was issued on July 28, 2005. The shares were valued at $18,871 ($0.005 per share).

(5) On October 30, 2006, the Company issued 1,750,787 free trading shares of common stock as payment of compensation owed employees values at $7,879 ($0.0045 per share).

(6) On November 1, 2006, the Company issued 188,342 free trading shares of common stock as payment of compensation owed employees valued at $791 ($0.0042 per share).

Private Placement.

On October 11, 2006, the Company commenced a private offering of up to 30 units at a price of $25,000 per unit (each unit consists of 5,000,000 shares of common stock and a warrant to purchase 1,250,000 shares of common stock). No units have been sold to date.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

      The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited consolidated financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

      On August 31, 2005, the Company consummated an agreement to acquire all of the issued and outstanding capital stock of Senz-It, Inc. ("Senz-It") from SUTI Holdings, LP ("SUTI"), in exchange for 55 shares of the Company's Class B preferred stock and a warrant for 18,000,000 shares of common stock. The exercise price of the common shares under these warrants is $0.0001 per share. The warrants vest immediately and expire on August 31, 2010. Each share of Class B preferred stock is convertible into the greater of 1% of the outstanding common shares of the Company, including the common stock equivalents of all unexercised warrants, options and convertible securities, or 7,272,728 shares of common stock. Each share of Class B preferred stock is entitled to the number of votes to which the holder would be entitled if it had converted its shares of Class B preferred stock at the time of voting.

      According to the terms of the acquisition agreement, the warrants and the preferred stock were issued upon the closing of this transaction on August 31, 2005. Under the terms of this agreement, the Company is obligated, among other things, to raise capital in the amount of $4,000,000 to support the product development of Senz-It by June 30, 2006, which may be extended by mutual agreement. If sufficient funds are not raised, SUTI has the right to rescind the acquisition agreement. The parties have agreed to an open ended extension of the latter date to allow the Company to raise such funds.

      Under this agreement, SUTI is entitled to select three directors for the Company's board of directors. As of June 20, 2005, Select University Technologies, Inc., the general partner of SUTI, was hired to manage all operations of Senz-It under the terms of a Venture Acceleration Agreement (see
Exhibit 10.7).

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

      Fundraising efforts will continue during the last part of 2006 to move Senz-It to an engineering prototype phase. The technology represented by Senz-It is an innovative advancement in the field of micro-sensors that has applications in homeland security, indoor air quality monitoring, food processing and health care. The products are in the developing field of "electronic noses" and can identify patterns of molecules present in air or liquid environments for significantly less cost than current approaches.

      Prior to the transaction discussed above, the Company was a public company with assets of $88,656, liabilities totaling $1,084,612, and 66,570,285 shares of common stock issued and outstanding; Senz-It was a privately-held, non-operating development stage company. The transaction is considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the transaction is equivalent to the issuance of stock by a development stage company (Senz-It) for the net monetary assets of a public company (World Am, Inc.), accompanied by a recapitalization. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill and other intangible assets were not recorded. No goodwill was recognized because in the judgment of Company management, no goodwill could be associated with the operations of the Company. Accordingly, these consolidated financial statements are the historical financial statements of Senz-It (incorporated on March 4, 2005).

Overview.

      Isotec has developed and or is in the process of developing innovative systems and processes in the field of "Transparent Security" and "Automated Passage Control." Company personnel have installed systems for Los Alamos Labs, Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank, Union Bank, the United States Air Force and United States Department of Energy, among others. The principal markets for the products and services remain government and financial institutions.

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

      From the last reporting period Isotec has upgraded its website, completed a new TurboCad software training program and completed a School Safety Access Control product. They have already received an order from one of the two new domestic distributors. Of the five new international distributors a training program in Colorado was initiated and orders are expected in the near future. A scale model portal was designed and built. A new sales and marketing manager was hired. The Isotec group is executing to plan.

      On the Senz-It side, three memorandums of understanding were signed with experts in their respective areas of target analyte collection, precision electro-optical reader systems and proprietary software to recognize light patterns. Also, the Director of New Business Development was appointed the Chairman of the American Public Transportation Authority (APTA) committee on buses and trains to author detection standards. Senz-It continues to apply for developments grants.

      The Company believes its future growth and overall success will be dependent upon its ability to develop the patent protected technology represented by Senz-It.

Results of Operations.

      Senz-It was incorporated in the State of California on March 4, 2005. There is no historic financial information prior to March 31, 2005 and only very limited activity between that date and June 30, 2005.

(a) Revenues.

      The Company had revenues of $135,469 and $208,006 for the three and nine months ended September 30, 2006 compared with $36,926 and $36,926 for the comparable periods in the prior year. The increase in revenue in the third quarter and for the nine months ended September 30, 2006 is due to contract received from a government prime contractor. Revenues for the period from March 4, 2005 (inception) through September 30, 2006 were $420,779.

(b) Cost of Revenues.

      The Company had cost of revenues of $77,841 and $109,284 for the three and nine months ended September 30, 2006 compared to $14,593 and $14,593 for the comparable periods for the prior year. The increase in cost of sales in the third quarter and for the nine months ended September is due to the increased level of sales for the period. Cost of revenues for the period from March 4, 2005 (inception) through September 30, 2006 were $225,068.

(c) General and Administrative Expenses.

      The Company incurred general and administrative expenses of $341,782 and $1,111,102 for the three and nine months ended September 30, 2006 compared to $212,391 and $223,663 for the comparable periods of the prior year. General and administrative expenses for the period from March 4, 2005 (inception) through September 30, 2006 were $1,898,592. The major expenses incurred during the nine months ended September 30, 2006 were:

                                       Nine months ended
                                      September 30, 2006
                                      ------------------
               Professional Fees          $443,262
               Payroll Expenses           $273,981
               Compensation Expense       $ 89,106
               Rent                       $ 39,131
               Warrant Expense            $ 27,788

The increase in 2006 over the comparable period in 2005 resulted from an increase in 2006 of shares issued for services.

(d) Income Taxes.

      At December 31, 2005, the Company had a net operating loss carryforward of approximately $11,000,000. Realization of deferred tax assets is dependent upon future earnings, if any, the timing and amount of which are uncertain. Accordingly, the net deferred tax assets have been fully offset by a valuation allowance. These carryforwards, if not utilized to offset taxable income will expire in various periods through 2025. Such losses may not be fully deductible due to significant amounts of non-cash service costs and the change in ownership rules under Section 382 of the Internal Revenue Code. The company has established a valuation allowance for the full tax benefit of the operating loss carryovers dues to the uncertainty regarding realization.

(e) Other Income (Expense).

      Total other income (expense) was $754,863 for the three months ended September 30, 2006 and $(1,603,226) for the nine months ended September 30,2006. The reason that the Company reported other income for the three months ended September 30, 2006 was the reduction in the fair value of the derivative and warrant liabilities that was caused by the continued lowering of the Company's common stock price. The reason that the Company reported other (expense) for the nine months ended September 30, 2006 was the recording of the derivative and warrant liabilities in the second quarter. This amount was reduced in the third quarter because of the continuing decrease in the Company's common stock price.

(f) Net Income (Loss).

      The Company had net income of $470,709 for the three months ended September 30, 2006 and a net loss of $(2,615,606) for nine months ended September 30, 2006, compared to net losses of $(193,898) and $(205,169) for the three and nine months ended September 30, 2005. The net loss for the period from March 4, 2005 (inception) through September 30, 2006 was $3,328,610. The net income for the three months ended September 30, 2006 was the result of a decrease in the fair value of the derivative and warrant liabilities from the second quarter of 2006. The decrease in the fair value was due to a decline in the price of the Company's common stock, which makes conversion of the debentures and exercise of the warrants less attractive. The net loss for the nine months ended September 30, 2006 mainly resulted from interest expense recorded in connection with the conversion and other derivatives and the warrants associated with the convertible debt in 2006.

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

      Competitors may develop or offer services that provide significant technological, creative, performance, price or other advantages over the products offered by the Company. If we fail to gain market share or lose existing market share, our financial condition, operating results and business could be adversely affected and the value of the investment in the Company could be reduced significantly. We may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

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

(f) New Versions of the Company's Products May Contain Errors or Defects, Which Could Affect Its Ability to Compete.

      The Company's products are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of our products. The Company may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments or be required to compensate customers for such limitations or errors. As a result, our business, cash flow, financial condition and results of operations could be materially adversely affected.

(g) The Company's Ability to Grow is Directly Tied to Its Ability to Attract and Retain Customers. Failure to Attract New Customers Could Result in Reduced Income.

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

Operating Activities.

      The net cash used in operating activities was $252,816 for the nine months ended September 30, 2006, compared to cash provided by operating activities in the amount of $13,123 for nine months ended September 30, 2005 and net cash used in operating activities in the amount of $580,258 for the period from March 4, 2005 (inception) through September 30, 2006. The principal cause for the net cash used in operations was a net loss of $2,615,606, offset by the initial fair value of, and change in, fair value of derivative and warrant liabilities of $1,544,076, stock issued for services in the amount of $487,301, an increase in accounts payable and accrued liabilities of $209,642 and an increase in payroll taxes payable of $69,526.

Investing Activities.

      Net cash used in investing activities was $651 for the nine months ended September 30, 2006 (which was composed of fixed asset acquisition), compared to cash provided by investing activities of $935 for nine months ended September 30, 2005 and $284 for the period from March 4, 2005 (inception) through September 30, 2006.

Financing Activities.

      For the nine months ended September 30, 2006, the net cash provided by financing activities totaled $258,438. The net cash, primarily, came from the sale of common stock and from the sale of a debenture.

Liquidity and Capital Resources.

(a) General Discussion.

      As of September 30, 2006, the Company had total current assets of $104,959 and total current liabilities of $1,359,283, resulting in a working capital deficit of $1,254,324. At September 30, 2006, the Company's assets consisted primarily of accounts receivable ($65,366), inventory ($24,219) and cash ($15,364). During the period from March 4, 2005 (inception) through September 30, 2006, the Company incurred a net loss of $3,216,110, and incurred a net loss of $2,615,606 for the nine months ended September 30, 2006. The Company had an accumulated deficit of $4,212,068 as of September 30, 2006.

      These factors, among others, raise substantial doubt about the Company's ability to continue as a going concern. The Company's Report of Independent Registered Public Accounting Firm included in the Form 10-KSB, as amended, for the year ended December 31, 2005 includes an explanatory paragraph regarding doubt about the Company's ability to continue as a going concern.

      The consolidated financial statements included in this Form 10-QSB have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. However, the ability of the Company to continue as a going concern on a longer-term basis will be dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to retain its current financing, to obtain additional financing, and ultimately attain profitability.

      The Company's current cash flow from operations will not be sufficient to maintain its capital requirements for the next twelve months. The Company believes it will need to raise up to $5,000,000 during the next twelve months so it may continue executing its business plans. Whereas the Company has in the past raised capital (in the absence of any equity investment, the Company has previously relied upon short-term borrowings in the form of purchase order and invoice factoring), no assurance can be given that these sources of financing will continue to be available to the Company and/or that demand for our equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. The financial statements do not include any adjustments relating to the recoverability of assets and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

      Another $125,000 was provided by La Jolla Cove to the Company in July
2006.

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

      The Company filed a Form SB-2 with the Securities and Exchange Commission ("SEC") on July 13, 2006 to register all the shares underlying the debenture and warrants. The Company received a comment letter from the SEC in which staff questions the Company on the use of Rule 415 in the delayed secondary offering by La Jolla Cove. Basically, the SEC is no longer permitting Rule 415 shelf offerings done on a secondary basis where the number of shares to be registered on behalf of a selling shareholder exceeds the number of outstanding shares of the company. The SEC now is basically ignoring the ownership caps in such transactions, such as the 9.99% cap under the La Jolla Cove debenture and warrants, and taking the position that such a selling stockholder is a de-facto affiliate of the company, and, therefore, the purported secondary delayed offering by the company is a de-facto primary delayed offering by the company (which the Company is not permitted to do since it is not Form S-3 eligible). Under the current view of the SEC, only about 35% of the outstanding shares of a company can be registered under any one Form SB-2. As a result, the Company has made the determination to withdraw this registration statement (which was done on October 10, 2006) and renegotiate the transaction with La Jolla discussed above and refile the Form SB-2 registration statement in the near future.

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

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

      The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended ("Exchange Act")) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including the Company's principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

      Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, and/or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

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

      (b) On August 2, 2006, a complaint was filed in the District Court of Boulder County, Colorado: Karen Alexander v. World Am, Inc., Isotec, Inc., Robert A. Hovee, David J. Barnes, James R. Largent, and Ken Jochim. The complaint principally alleges that World Am, Inc. breached an employment agreement with the plaintiff by not paying her certain amounts allegedly owing. The Company has retained counsel in the matter, and responsive pleadings have been filed.

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

      (c) On August 2, 2006, a complaint was filed in the District Court of Boulder County, Colorado: Innovision, Ltd. v. World Am, Inc.. The complaint principally alleges that World Am, Inc. breached a promissory note with the plaintiff (which is controlled by Ms. Alexander) by not paying the principal and accrued interest under this note. The Company has paid all monies and the lawsuit has been dismissed.

      (d) On September 20, 2006, a complaint was filed in the District Court of Adams County, Colorado: James H. Alexander v. World Am, Inc. The complaint principally alleges that World Am, Inc. breached an employment agreement with the plaintiff by not paying him certain amounts allegedly owing. The Company has retained counsel in the matter, and responsive pleadings have been filed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

      There were no unregistered sales of the Company's equity securities during the three months ended on September 30, 2006. There were no purchases of common stock of the Company by the Company or its affiliates during the three months ended September 30, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

      Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

      None

ITEM 5. OTHER INFORMATION.

Subsequent Events.

Stock Issuances.

(1) On October 10, 2006, the Company issued 22,362,000 free trading shares of common stock for services rendered by consultants valued at $ 111,810 ($0.005 per share).

(2) On October 10, 2006, the Company issued 1,587,594 free trading shares of common stock as payment of compensation owed employees valued at $7,938 ($0.005 per share).

(3) On October 13, 2006 the Company issued 264,920 free trading shares of common stock as payment of compensation owed employees valued at $1,325 ($0.005 per share).

(4) On October 16, 2006, the Company issued 3,396,774 restricted shares of common stock to an optionee for a stock option that was issued on July 28, 2005. The shares were valued at $18,871 ($0.005 per share).

(5) On October 30, 2006, the Company issued 1,750,787 free trading shares of common stock as payment of compensation owed employees valued at $7,879 ($0.0045 per share).

(6) On November 1, 2006, the Company issued 188,342 free trading shares of common stock as payment of compensation owed employees valued at $791 ($0.0042 per share).

Private Placement.

      On October 11, 2006, the Company commenced a private offering of up to 30 units at a price of $25,000 per unit (each unit consists of 5,000,000 shares of common stock and a warrant to purchase 1,250,000 shares of common stock. No units have been sold to date.

ITEM 6. EXHIBITS.

      Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        World Am, Inc.


Dated: November 14, 2006                By: /s/ Robert A. Hovee
                                            -----------------------
                                            Robert A. Hovee,
                                            Chief Executive Officer


Dated: November 14, 2006                By: /s/ David J. Barnes
                                            -----------------------
                                            David J. Barnes,
                                            Chief Financial Officer

                                  EXHIBIT INDEX

Number   Description
------   -----------
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