Form 10KSB
period 2006-12-31
WORLD AM, INC.
filed 2007-04-02
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-30639

WORLD AM, INC.
(Exact Name of Company as Specified in its Charter)

Nevada	90-0142757
(State or Other Jurisdiction of Incorporation	(I.R.S. Employer
or Organization)	Identification No.)

4040 MacArthur Boulevard, Suite 240, Newport Beach, California	92660
(Address of Principal Executive Offices)	(Zip Code)

Company’s telephone number: (949) 955-5355

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common stock, $0.0001 par value

Indicate by check mark whether the Company (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Company was required to file such reports), and (2) been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Company’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB ☐.

Indicate by check mark if the Company is required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934. Yes ☒ No ☐.

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934): Yes ☐ No ☒.

The Company had revenues of $245,476 for the year ended on December 31, 2006. The aggregate market value of the voting stock held by non-affiliates of the Company as of March 6, 2007: $4,485,474. As of March 6, 2007, the Company had 488,888,122 shares of common stock issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

PART I.

ITEM 1. DESCRIPTION OF BUSINESS.

Business Development.

Pursuant to an Agreement and Plan of Merger (“Acquisition Agreement”) effective May 11, 2000, World-Am Communications, Inc. (“Company”), a Florida corporation organized in 1994, acquired 100% of all the outstanding shares of common stock Allmon Corporation, a Delaware corporation (“Allmon”) (“Acquisition”).

The Acquisition was approved by the board of directors and a majority of the stockholders of Allmon and the Company on May 11, 2000. The Acquisition was intended to qualify as a reorganization within the meaning of Section 368(a)(1)(A) of the Internal Revenue Code of 1986, as amended. Upon effectiveness of the Acquisition, pursuant to Rule 12g-3(a) under the Securities Exchange Act of 1934, the Company elected to become the successor issuer to Allmon for reporting purposes under the Securities Exchange Act of 1934 and began reporting under this act on May 11, 2000.

As of the effective date of the Acquisition Agreement, Allmon amended its Articles of Incorporation to change its name to World Am, Inc. The Company’s officers and directors became the officers and directors of Allmon. All of the board of directors and officers of Allmon, prior to the effective date, resigned thereafter.

The Company, under the name Bedroc’s of Brandon, Inc., formerly operated a family restaurant located in Brandon, Florida, commencing operations in January 1995. On January 3, 1996, the restaurant closed for major renovations related to the changing of the theme of the restaurant. The Company completed renovations in July 1997 and reopened in August 1997 as the Garden Grille. In March 1998, the Company discontinued the restaurant operations (its only business segment) and proceeded to write-off the net book value of the restaurant property and equipment. Later that year, the Company changed its name to “World-Am Communications, Inc.” and commenced operations as a company that provided analog and digital cellular services in West Central Florida and provided digital and alphanumeric paging services under resale contracts. This business plan was unsuccessful and the Company did not have any further operations until February 2000.

The current business of the Company was commenced in February of 2000 after the Company, through a stock purchase agreement with Isotec, Inc. (“Isotec”), acquired all of the outstanding stock of Isotec; Isotec became a wholly owned subsidiary. Shortly thereafter in April 2000, Isotec acquired all of the assets of Technology Development International (“TDI”), a sales and marketing company representing 23 products in the security industry.

With the filing of Articles of Merger with the Nevada Secretary of State on December 20, 2002, the Company changed its domicile from Florida to Nevada. A Certificate of Amendment to the Articles of Incorporation, dated August 20, 2002, added to the authorized stock 80,000,000 shares of preferred stock consisting of 40,000,000 shares of Class A Preferred Stock, $0.0001 par value and 40,000,000 shares of Class B Preferred Stock, $0.0001 par value. A Certificate of Amendment to Articles of Incorporation, dated December 20, 2002, increased the authorized shares of common stock to 800,000,000 shares. A Certificate of Amendment to the Articles of Incorporation, dated December 1, 2004, increased the authorized shares of common stock to 1,500,000,000 shares.

On August 31, 2005, the Company consummated an agreement to acquire Senz-It, Inc. (“Senz-It”), in exchange for 55 shares of the Company’s Class B preferred stock and a warrant to purchase 18,000,000 shares of common stock. The exercise price of the common shares under these warrants is $0.0001 per share. The warrants vested immediately and expire in August 2010. Each share of Class B preferred stock is convertible into 1% of the outstanding common shares of the Company, including the common stock equivalents of all unexercised warrants, options and convertible securities, or a minimum of 7,272,728 shares of common stock. On March 7, 2006, SUTI Holdings, LP (“SUTI”), the former stockholder of Senz-It assigned the warrant to Select University Technologies, Inc., which then exercised the warrant in a cashless transaction that resulted in the issuance of 17,880,000 restricted shares of common stock (the balance of 120,000 shares was withheld in the cashless exercise of the warrant).

Prior to the transaction, the Company was a public company with assets of $88,656, liabilities totalling $1,075,978 and 66,570,285 shares of common stock issued and outstanding, and Senz-It was a non-operating, development stage company. The transaction is considered to be a capital transaction in substance, rather than a business combination. In other words, the transaction is equivalent to the issuance of stock by a development stage company (Senz-It) for the net monetary assets of a public company (World Am), accompanied by a recapitalization. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill and other intangible assets were not recorded. Accordingly, the consolidated financial statements of the Company are the historical financial statements of Senz-It, which was incorporated on March 4, 2005.

On January 22, 2007, Senz-It entered into an exclusive, royalty-bearing license with the State University of New York at Buffalo (“SUNY”). This license covers patents developed by SUNY that will enable Senz-It to develop technology with an entirely new approach to sensing, process monitoring, homeland security and environmental scanning applications.

On June 20, 2006, Select University Technologies, Inc., the general partner of SUTI, was hired to manage all operations of Senz-It, Inc. under the terms of a Venture Acceleration Agreement.

Business of the Company.

The Company currently has three wholly owned subsidiaries: TDI, Isotec, and Senz-It.

Technology Development International.

TDI is a Colorado corporation founded in 1997. TDI was engaged in the acquisition, development, sales, marketing and distribution of innovative component products. At present, TDI is dormant.

Senz-It, Inc.

Senz-It has entered into an exclusive, royalty-bearing license with the State University of New York at Buffalo (“SUNY”) to market an innovative technology in the field of micro-sensor elements and sensor arrays. Senz-It intends to commercialize and market this technology in the homeland security, indoor air quality, food purity and processing and medical diagnostic industries. End-users have a stake in a quick, reliable, accurate and economical approach to sensing the presence and quantifying the amount of various toxic or dangerous substances.

(a) Services and Products.

The business activities of the Senz-It subsidiary will fall into four major segments and specific sub-sectors:

•	Homeland security

•	Cargo security

•	Building security

•	Transportation security

•	Aviation security

•	Ground transportation security

•	Indoor air quality (“IAQ”)

•	Food processing and distribution

•	Medical diagnostics

The specific products within each of these segments intended to be manufactured by Senz-It are:

Homeland Security.

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

(2) Building Security - A major risk category is the protection of power plants, petrochemical plants and government buildings. While X-ray and metal detectors are routinely used to detect conventional threats, detection methods for chemical and biological agents are lacking. The Office of Management and Budget (“OMB”) budget request for 2004 was $12.2 billion for infrastructure protection efforts of 32 federal agencies. The Department of Homeland Security allocated $337 million in their fiscal year 2007 appropriations to develop biological countermeasures.

(3) Transportation Security - Aviation security and ground transportation security are significant areas of concern since the September 11th attacks.

(a) In the aviation security sector, the Department of Homeland Security has allocated over $5 billion for the Transportation Security Administration (“TSA”) for its fiscal year ended in 2006. Current aviation security utilizes metal detectors and X-rays to detect metallic objects, but explosive and chemical agents are often omitted from the passenger screening process or limited in capability.

(b) In the ground transportation sector, a study by the General Accounting Office (“GAO”) found that one-third of all terrorist attacks worldwide target transportation systems. Surface transportation alone was the target of more than 195 terrorist attacks from 1997 to 2000. About 14 million Americans use ground transit every workday by way of public systems that are susceptible to chemical and biological attacks, such as sarin gas or explosive devices.

Indoor Air Quality (“IAQ”).

Indoor air pollution is ranked as the highest risk to human health among all types of environmental problems, according to the Environmental Protection Agency (“EPA”). Improvements in indoor climate control, with advancements in window technology, have reduced air exchange within enclosed buildings. This leads to stale air (increasing concentrations of carbon dioxide), and rising humidity levels. Biological pollutants (including allergens, toxic mold, etc.), as well as chemical pollutants (off-gas contaminants from cleaners, building materials, etc.) are familiar causes of respiratory illnesses.

Food Processing and Distribution.

Safety of the food supply is of paramount concern, and regulatory entities such as the U.S. Food and Drug Administration (“FDA”) have strict guidelines and regulations for the testing and approvals of raw materials and final food products. According to the Centers for Disease Control (“CDC”), food-borne pathogens cause 325,000 hospitalizations, 5,200 deaths and an unknown number of chronic conditions in the U.S.

Medical Diagnostics.

Several market opportunities exist with medical applications. Respiratory and urinary tract infections (“UTI”) are two of the most common recurring infections in the general population. A quick diagnostic screening sensor that can indicate the presence of a bacterial infection and give a definitive identification of the pathogen will provide several benefits to patients, hospitals and laboratories, including the administration of the correct treatment from the onset, reduction in the number of laboratory tests and reduced exposure to unnecessary antibiotics.

(b) Product Manufacturing.

Senz-It intends to subcontract the component manufacturing to two firms, experts in their respective fields, and do the final assembly of the product in a Company-managed facility. The two firms, both public companies, are based in New York. The first will manufacture the sensor elements, while the second will manufacture and assemble the electronics necessary to read and interpret the sensor elements. Memoranda of understanding have been signed with these two companies in 2007.

(c) New Product Development, Patents, and Licenses.

The major activity for Senz-It during the coming year is intended to be product development, working with the technology developed by Dr. Frank Bright at SUNY, and using the SUTI-developed product development methodology. The first product offerings will be sensor units supplied to Isotec to be imbedded within the portals and a building air quality product to detect mold and other substances. The tasks that must be achieved are: the selection of analytes (substances or chemical constituents that are undergoing analysis) for Isotec portals, development of the sensor elements (sub-contract manufacturing), development of the electronic components (sub-contract manufacturing), alpha testing, development of industrial design and mechanical packaging (in conjunction with the Isotec engineering staff for the portal product), development of detection algorithms and software (sub-contract development), component integration into the final product and beta testing.

(d) Sales, Marketing and Distribution.

The Senz-It product lines are intended to be a series of sensor products utilizing a novel new detection technology that is highly specific and sensitive to target analytes. The sensors will be small, economical to produce and use and extremely stable, resulting in products that are portable, affordable and can be employed for long periods of time in remote and hard to access areas.

The Senz-It marketing and sales program is intended to target innovators and early adaptors. The Company will begin with a western regional office in Southern California, expanding in subsequent years to a total of six regional offices. Direct end users, to include government agencies, will also be a focus.

(e) The Market.

Senz-It intends to compete in the worldwide sensor industry, with products in the narrow category of sensing systems, best understood as electronic noses (“e-nose”) or devices for machine olfaction. Senz-It answers challenges in the following categories:

•	multiple target substances;

•	multiple analytes for each target substance;

•	sensing that is analogous to human or animal olfaction in discerning patterns of analytes; and

•	sensor systems and devices that are small and easily deployed, including in remote settings.

(f) Competition.

The standard of use in homeland security for explosive detection is dogs. Certification standards for reliability rates are greater than 92%. According to the Federal Aviation Administration (“FAA”), the cost of maintaining one properly trained officer/canine team at a major US airport is about $165,000 per year.

Surface Acoustic Wave (“SAW”) technology uses polymers as the active sensing material. The polymers can have long-term stability issues that cause a drift in the response and therefore may require frequent recalibration.

Conducting Polymer Sensors (“CPS”) measure the changes in the conductivity of a polymer as it is exposed to various types of chemicals.

Monitoring for standard IAQ markers is an established process and there are multiple companies that provide sensing devices and/or lab support services for analyzing air quality.

The business of food processing diagnostics and analytes is a growing market. There are many testing protocols currently in use. Most tests are conducted in the laboratory. Sensors are considered to be the next major technology breakthrough with advantages in size, portability, sensitivity, specificity, cost and response time.

The use of odor sensors for medical applications is a recent development. There is much research ongoing to identify compounds related to disease states and metabolic disorders. To date, there are only a few instances of the technology in use for clinical purposes.

(g) Effects of Compliance with Environmental Laws.

This is an issue that will be dealt with in the ongoing product development process.

(h) Sources and Availability of Raw Materials.

Raw materials for the intended Senz-It products are widely available. The Company has already contracted with two public companies for component parts, materials and packaging.

(i) Dependence on Major Customers.

Senz-It will have several options in known international distributor channels in the four prime markets (food processing, medical diagnostics, homeland security and indoor air quality).

(j) Need for Government Approval.

The medical diagnostic products will require a 510(k) FDA submission. Other markets will require validation through testing, sampling and comparisons with existing products.

(k) Effect of Government Regulation on Business.

Government regulations for the 510(k) process are well known. The Company will utilize the services of an outside regulatory affairs consultant.

(l)  Management and Organization.

The future of Senz-It will depend on management’s ability to:

•	expand the marketing and sales efforts with dealers, government and international representatives;

•	continue to maintain the technical edge in its production and quality;

•	develop and market innovative products, at profitable price points;

•	manufacture units at more cost-effective levels in rapid growth mode; and

•	obtain strategic alliances and complimentary businesses to maximize profit potential.

(m) Employees.

Senz-It currently has five employees.

Isotec, Inc.

Isotec is a Colorado corporation founded in 1998 as a developer, manufacturer and distributor of automated security portals. Isotec has been aided in its endeavors by alliances with several product developers, joint venture partners, sales representatives, dealers, manufacturers and suppliers.

Isotec has developed innovative systems and processes to establish itself as a factor in the field of transparent security and automated passage control. Isotec has installed systems for such customers as Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank, the United States Air Force and the United States Department of Energy.

“Transparent security” means any security measure that is unobtrusive and not noticed by those being monitored. For example, a metal detection system mounted in an ordinary appearing door moulding is used to detect persons carrying weapons into a building, thereby alerting appropriate security personnel, and optionally to record a photo or video of the event while allowing security personnel an opportunity to evaluate and take appropriate action before the person carrying the unauthorized weapon is alerted to the fact they have been found out.

Automated passage control (“APC”) means any system or device used to monitor or control access, egress or passage from one area to another. Examples are airport security portals, building entries and exits, gates for vehicles or personnel, public building access points (schools, courthouses, stores, etc.), laboratories, hospitals, government buildings and any other building for which the owners desire to control and/or track if someone or something is coming or going and detect if something is coming or going that should not be.

Over the past twenty plus years, systems have evolved from simple metal detection devices to sophisticated “man trap” systems employing state-of-the-art electronics and detection devices. In recent years, the demand for such devices has escalated as the instances of international and urban terrorism increase. Today, demand for automated passage control equipment transcends the past traditional users, such as high security governmental and military installations, to include banks, industrial complexes, laboratories, airports, schools and retail establishments. The state-of-the-art in weapons detection design and drastic reduction in the package size of such devices has also created a very large international market for this equipment, especially in third world countries with histories of political unrest.

Likewise, Isotec’s product line has evolved from enclosed, inter-locked weapons detection and access control portals to Transparent Security and surveillance devices using computer integrated video and beam technologies.

Isotec has assembled a team of technical, sales/marketing and business personnel possessing many years of design and manufacturing experience in the security, computer and video fields. Isotec’s technical personnel have been engaged in the design and manufacture of APC security and surveillance devices for approximately twenty years.

Isotec has established a dynamic, fast response development and manufacturing organization providing quality, leading edge security products that integrate with standard and customized systems. Isotec is able to market these products through its distributor (installer) network to commercial organizations, original equipment manufacturer (“OEM”) customers, and governmental and defense agencies.

(b)  Services and Products.

The business activities of Isotec fall into five categories:

•	Design and manufacture of a standard line of APC systems for commercial, retail and government use.

•	Customization/modification of APC systems per customer specifications.

•	Development of security devices for APC.

•	Acquisition, development, sales, marketing and distribution of innovative component products.

•
Acquisition and merger activity geared to obtaining complementary businesses that result in stronger product integration, competitive or other advantages and maximize return on capital. This activity may also include strategic alliances with synergistic partners.

The specific product types manufactured by Isotec are:

Weapons Control Systems.

These systems are fabricated as one or more lane metal detector based structures with interlocking doors designed to prevent weapons from entering a facility. They incorporate a high strength tubular aluminium structure with heavy-duty narrow stile doors and closer hardware. Magnetic locks, sensors, displays and control electronics are incorporated to monitor all interlock functions while a variety of metal detectors can be used to scan for weapons. Ballistic panels up to Level III can be installed in these structures providing a deterrent as required by the customer. Site-specific applications employing modular designs and various construction materials, i.e. laminated oak and ballistic fibreglass, to match architectural requirements are available. This product is used for any application requiring weapons monitoring.

Passage Control Systems.

These systems are fabricated as multi-door bi-directional structures with interlocking doors designed to prevent unauthorized individuals from entering a facility. These systems incorporate a high strength tubular aluminium structure with heavy-duty narrow stile doors and closer hardware. Locks, sensors, displays and control electronics are incorporated to monitor all interlock functions while a variety of card readers, keypads and or biometric devices can be installed to identify the occupant before passage. This system also has the advantage of incorporating Isotec proprietary anti-tailgating technology allowing one person to pass at a time. This product can be used in any high security application requiring personnel monitoring.

Asset Protection Systems.

These systems are fabricated as single door passage monitors with two-door bi-directional structures with interlocking systems designed to prevent unauthorized materials from entering or leaving a facility. These systems incorporate a high strength tubular aluminium structure with heavy-duty narrow stile doors and closer hardware. Locks, sensors, displays and control electronics are incorporated to monitor all interlock functions. This system is best suited for applications requiring control of company assets.

Site Specific Designs For Any Application.

No standard application can solve everyone’s security needs. Isotec provides solutions for most passage control situations.

Anti-Tailgating System.

Isotec’s Anti-Tailgating System is an integrated system that controls entry access through a protected doorway by detecting multiple individuals attempting to enter through that door without individual authorization.

The Anti-Tailgating System combines an overhead video-based monitoring device, a pair of infrared sensors mounted on the doorjamb, and an internal controller with software for which a provisional patent application has been made. The Anti-Tailgating System works with card, PIN or biometric access control devices, and connects directly to the user’s existing 24-volt door lock, lock sensor and door status sensor to monitor and control access through that door. Also provided is a status display to direct personnel through the passage process.

The Anti-Tailgating System works by enveloping the single entrant in a “video wall” during each entry sequence. Any other individual either passing through that wall (i.e., tailgating) or attempting to depart while the first individual is entering is detected and an alarm output is generated. Monitoring functions are also provided to detect someone entering while another individual is exiting the secured door from the inside.

(c) Product Manufacturing.

Isotec performs the fabrication, assembly and test of the products in its leased facilities. Isotec employs experienced mechanical and electronic personnel and equipment and is able to obtain contract-manufacturing agreements to perform manufacturing as required. Isotec’s manufacturing and design function occupies approximately 4,500 square feet of leased space has 5 employees.

(d) New Product Development, Patents, and Licenses.

Isotec strives for each of its products to contain innovative, modular concepts not previously available. On September 2, 2004, acknowledgements of provisional patent applications were issued for its Anti-Tailgating products. An additional provisional patent was filed in March 2006 for Isotec’s Anti-Tailgating products. The provisional patent application permits Isotec to place a “patent pending” label on all production units while completing development of the product.

(e) Custom Products.

Isotec’s goal is to become the leader in the design and manufacture of quality built automated passage control and transparent security devices through the use of approved material and finish suppliers and the use of in-house quality standards and procedures. Many dealers and their customers, as well as government agencies, have a specialized application in mind requiring non-standard components and/or architectural considerations. Such projects are relatively common and may often require little or no customer-paid non-recurring engineering. The modular characteristics of their standard design afford Isotec a competitive and strategic advantage.

(f) Sales, Marketing, Distribution and Installation.

One of the primary strengths of Isotec’s positioning is that all products developed are sold both domestically and internationally, either commercially through a distributor network or directly to the end user. Each dealer is a professional in the field of applications engineering in the security field. Because Isotec equipment is modular in design and is shipped disassembled for installation in the field, all systems, both commercial and retail, are extremely portable and can be readily disassembled for installation in other locations. The Company is in the process of expanding its sales and marketing network to accommodate new products under development as well as the products of potential acquisition candidates.

(g)  The Market.

Although management believes Isotec can secure a sizable portion of the market, capacity and conservatism have driven the sales estimates. Isotec intends to address the commercial, national and international market areas through a network of established distributors/installers. Government contracts will be handled directly by the Company and its sales personnel.

The Company believes that sensor technologies represent one of the greatest areas of opportunity both within homeland security and other vertical applications. The Company is currently pursuing one or more such technologies, in hopes of obtaining new technology that will allow it to have broader market appeal in the security market place and possibly in other vertical markets.

In addition to homeland security needs, Isotec would like to develop systems for other market segments, including financial institutions, government applications and commercial and retail establishments. In addition, dealer projections for sales to financial institution indicate that inquiries for weapons control systems at banks and credit unions are continuous and increasing.

(h)  Competition.

Compared to competitive products or the closest product available today, management believes Isotec’s products are the only product line able to accommodate site-specific design and build capabilities. This ability to adapt systems to the needs of a specific location is a capability unique to Isotec.

Distributors, end users and competitors may recognize that Isotec has an advantage in the area of design and application flexibility. The prices of Isotec products are comparable to those offered by competitors. Isotec’s advantage over its competitors is due to incorporating improvements into successive production models very rapidly. Isotec’s competitors include: Hamilton Safe and Novacomm. Each of these companies offer competing access control systems; however, none of these firms offer truly “built-to-specification” portals.

Hamilton Safe, headquartered in Fairfield, Ohio, is the most competitive access control company to Isotec. Hamilton Safe offers a broader product line than Isotec, comprised primarily of secure storage solutions, ATM equipment, vaults and safes. Although Hamilton Safe offers competitive access control systems, Isotec has competed successfully for several installations.

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

(i)  Effects of Compliance with Environmental Laws.

To date, Isotec not encountered any problems in compliance with environmental laws at the federal, state or local levels. However, there can be no assurance that the costs associated with such laws and regulations will not become prohibitive in the future.

(j)  Sources and Availability of Raw Materials.

Raw materials for Isotec’s products are widely available, with the exception of metal detectors (of which there are only a few suppliers). If the latter sources were lost, it would hurt production because the weapons detection capability of the portal would be lost. Isotec is exploring additional sources of metal detectors in China that could potentially provide supply in the event that domestic suppliers cannot.

(k)  Dependence on Major Customers.

Isotec is dependent upon the federal government and sixteen domestic and international distributors for all of its business. Isotec is in the process of developing new distributors in order to become less dependent upon any single source. However, there is no assurance Isotec will obtain enough distributors to completely eliminate this risk.

(l)  Need for Governmental Approval.

Certain of Isotec’s products, such as Weapons Control Systems installed in commercial facilities, must meet a variety of local and national codes (such as American Disabilities Act, National Fire Protection Association, etc). Isotec maintains close contact with the leading jurisdictions in these areas, and continues to update its systems to meet or exceed these requirements. The City of Baltimore recently approved Isotec’s design, noting they meet the newly published 2006 standards. This is a major differentiator in the market, particularly in regard to non-domestic competitors. Isotec’s ability to customize its products allows the company to adapt to municipal requirements and codes.

(m)  Effect of Governmental Regulation on Business.

Governmental regulation is not presently a factor. However, there is no way to predict what the government may do that might adversely affect Isotec in the future.

(n)  Management and Organization.

The future of Isotec will depend on management’s ability to;

•	expand its marketing and sales efforts with distributors, government and international representatives;

•	continue to maintain its technical edge in its production and quality;

•	develop and market innovative products at profitable price points;

•	manufacture units at more cost-effective levels in rapid growth mode; and

•	obtain strategic alliances and complimentary businesses to maximize profit potential.

(o)  Employees.

Isotec currently has five employees.

Risk Factors.

Investing in the Company involves a number of significant risks relating to its business. In addition to the risk factors described below, other factors that could cause actual results to differ materially include:

Risks Related to the Business.

(a) History of Losses May Continue, Requiring Additional Sources of Capital, Which May Result in Curtailing of Operations and Dilution to Existing Stockholders.

The Company incurred a net loss of $4,976,646 for the period from inception (March 4, 2005) through December 31, 2006. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. If revenues grow more slowly than anticipated, or if operating expenses exceed expectations or cannot be adjusted accordingly, the Company will continue to incur losses. The Company will continue to incur losses until it is able to establish significant levels of business. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might experience will depend upon many factors, including factors out of the Company’s control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges. In the event that the financing arrangement with La Jolla Cove Investors, Inc. is terminated, there can be no assurance that financing will be available in amounts or on terms acceptable to the Company. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.

(b) The Independent Registered Public Accounting Firm Has Expressed Substantial Doubt About the Company’s ability to Continue as a Going Concern, Which May Hinder the Ability to Obtain Future Financing.

In its report dated March 20 2007, the Company’s independent registered public accounting firm stated that the consolidated financial statements for the period from inception (March 4, 2005) through December 31, 2006 were prepared assuming that the Company would continue as a going concern. The Company’s ability to continue as a going concern is an issue raised as a result of cash flow constraints, working capital deficiencies, an accumulated deficit of $4,976,646 at December 31, 2006 and recurring losses from operations. The Company’s ability to continue as a going concern is subject to the ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of securities, increasing sales or obtaining loans from various financial institutions where possible. The continued net losses and stockholders’ deficit increases the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

(c) The Company May Not Be Able to Accommodate Rapid Growth Which Could Decrease Revenues and Result in a Loss of Customers.

The Company has developed innovative systems and processes to establish itself as a factor in the field of transparent security and automated passage control, and has installed systems for such customers as Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank, the United States Air Force and United States Department of Energy. To manage anticipated growth, the Company must continue to implement and improve operational, financial and management information systems. The Company must also hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage its relationships with end users, suppliers and other third parties. The Company’s expansion could place a significant strain on its services and support operations, sales and administrative personnel, capital and other resources. The Company could also experience difficulties meeting demand for its services. The Company cannot guarantee that its systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. The Company’s failure to effectively manage growth could adversely affect its business and financial results.

(d) Protection of Proprietary Rights May Affect the Company’s Success and Ability to Compete.

The Company’s success and ability to compete will be dependent in part on the protection of its potential patents, trademarks, trade names, service marks and other proprietary rights. The Company intends to rely on trade secret and copyright laws to protect the intellectual property that it plans to develop, but there can be no assurance that such laws will provide sufficient protection to the Company, that others will not develop products that are similar or superior or that third parties will not copy or otherwise obtain and use the Company’s proprietary information without authorization. In addition, certain of the Company’s know-how and proprietary technology may not be patentable.

The Company may rely on certain intellectual property licensed from third parties and may be required to license additional products or services in the future, for use in the general operations of its business plan. There can be no assurance that these third party licenses will be available or will continue to be available to the Company on acceptable terms or at all. The inability to enter into and maintain any of these licenses could have a material adverse effect on the Company’s business, financial condition or operating results.

There is a risk that some of the Company’s products may infringe on the proprietary rights of third parties. In addition, whether or not the Company’s products infringe on proprietary rights of third parties, infringement or invalidity claims may be asserted or prosecuted against it and it could incur significant expense in defending them. If any claims or actions are asserted against the Company, it may be required to modify its products or seek licenses for these intellectual property rights. The Company may not be able to modify its products or obtain licenses on commercially reasonable terms, in a timely manner or at all. The Company’s failure to do so could have a negative affect on its business and revenues.

(e) Dependence on Suppliers May Affect the Ability of the Company to Conduct Business.

The Company depends upon a number of suppliers for components of its products. There is an inherent risk that certain components of the Company’s products will be unavailable for prompt delivery or, in some cases, discontinued. The Company has only limited control over any third-party manufacturer as to quality controls, timeliness of production, deliveries and various other factors. Should the availability of certain components be compromised, it could force the Company to develop alternative designs using other components, which could add to the cost of goods sold and compromise delivery commitments. If the Company is unable to obtain components in a timely manner, at an acceptable cost, or at all, it may need to select new suppliers, redesign its products or reconstruct processes used to build its devices. In such an instance, the Company would not be able to manufacture any devices for a period of time, which could materially adversely affect its business, results from operations and financial condition.

(f) The Company Faces Strong Competition in Its Markets, Which Could Make It Difficult for the Company to Generate Revenues.

The market for the Company’s products is competitive. The Company’s future success will depend on its ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

Some of the Company’s competitors have:

•	longer operating histories;

•	larger customer bases;

•	greater name recognition and longer relationships with clients; and

•	significantly greater financial, technical, marketing, public relations and managerial resources than the Company.

Competitors may develop or offer services that provide significant technological, creative, performance, price or other advantages over the products offered by the Company. If the Company fails to gain market share or loses existing market share, its financial condition, operating results and business could be adversely affected and the value of the investment in the Company could be reduced significantly. The Company may not have the financial resources, technical expertise or marketing, distribution or support capabilities to compete successfully.

(g) The Company Could Fail to Develop New Products to Compete in Industries Characterized by Rapidly Changing Technologies, Resulting in Decreased Revenues.

The markets in which the Company competes are characterized by rapid technological change, frequent new product introductions, evolving industry standards and changing needs of customers. There can be no assurance that the Company’s existing products will continue to be properly positioned in the market or that the Company will be able to introduce new or enhanced products into the market on a timely basis, or at all. Currently, the Company is focusing on upgrading and introducing new products. There can be no assurance that enhancements to existing products or new products will receive customer acceptance.

Risks associated with the development and introduction of new products include delays in development and changes in payment processing and operating system technologies that could require the Company to modify existing products. There is also the risk that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions and the desire of customers to evaluate new products for longer periods of time.

(h) New Versions of the Company’s Products May Contain Errors or Defects, Which Could Affect Its Ability to Compete.

The Company’s products are complex and, accordingly, may contain undetected errors or failures when first introduced or as new versions are released. This may result in the loss of, or delay in, market acceptance of its products. The Company may in the future discover errors and additional scalability limitations in new releases or new products after the commencement of commercial shipments or be required to compensate customers for such limitations or errors, the result of which its business, cash flow, financial condition and results of operations could be materially adversely affected.

(i) The Company’s Ability to Grow is Directly Tied to Its Ability to Attract and Retain Customers, Which Could Result in Reduced Income.

The Company has no way of predicting whether its marketing efforts will be successful in attracting new business and acquiring substantial market share. If the Company’s marketing efforts fail, it may fail to attract new customers and fail to retain existing ones, which would adversely affect its business and financial results.

(j) If Government Regulation of the Company’s Business Changes, It May Need to Change the Manner in Which It Conducts Business or Incur Greater Operating Expenses.

The adoption or modification of laws or regulations relating to the Company’s business could limit or otherwise adversely affect the manner in which it conducts business. If the Company is required to comply with new regulations or legislation or new interpretations of existing regulations or legislation, this compliance could cause it to incur additional expenses or alter its business model.

The manner in which legislation may be interpreted and enforced cannot be precisely determined and may subject either the Company or its customers to potential liability, which in turn could have an adverse effect on business, results of operations and financial condition.

(k) The Company’s Success Is Largely Dependent on the Abilities of Its Management and Employees.

The Company’s success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company’s senior management, including its chief executive officer, could have a material adverse effect on business and prospects.

The Company intends to recruit in fiscal year 2007 employees who are skilled in the industries in which it operates. The failure to recruit these key personnel could have a material adverse effect on business. As a result, the Company may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurance that the Company will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

(l) Any Required Expenditures as a Result of Indemnification Will Result in Increased Expenditures.

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, lease agreements where the Company may be required to indemnify landlords for damages arising from non-compliance with environmental laws, contracts where the Company may be required to indemnify the other party from liabilities resulting from claimed infringements of the proprietary rights of third parties or confidentiality provisions and the convertible debenture agreement, where the Company may be required to indemnify La Jolla Cove Investors, Inc. for breach of representation or warranty. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite.

The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities in the accompanying consolidated balance sheet.

In addition, the Company’s articles of incorporation include provisions to the effect that it may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of directors and officers for monetary damages arising from a breach of their fiduciary duties.

Any limitation on the liability of any director or officer, or indemnification of any director, officer, employee, or third party could result in substantial expenditures being made by the Company in covering any liability of such persons or in indemnifying them

Risks Relating to Financing Arrangements.

(a) The Adjustable Conversion Price Feature of the Debenture May Require the Issuance of a Potentially Infinite Number of Shares, Which May Result in Dilution.

On June 19, 2006, the Company entered into a Securities Purchase Agreement (to replace one dated January 23, 2006), with La Jolla Cove Investors, Inc. (“La Jolla Cove”), a company under common control with Golden Gate Investors, Inc. (the lender under the first agreement) (see Exhibit 4.8). Under this agreement, La Jolla Cove agreed to purchase from the Company a convertible debenture (“Debenture”) in the aggregate principal amount of $500,000 (see Exhibit 4.9). The conversion price is equal to the lesser of (i) $0.20, or (ii) 80% of the average of the three lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert. The number of common shares into which this Debenture may be converted is equal to the dollar amount of the Debenture being converted multiplied by eleven, minus the product of the conversion price multiplied by ten times the dollar amount of the Debenture being converted, and the entire foregoing result shall be divided by the conversion price; provided, however, if the volume weighted average price is below $0.0005 per share during any ten consecutive trading days, La Jolla Cove may elect to convert the Debenture only, without exercising the related warrants (in such case, the number of common shares that the holder receives upon conversion of the Debenture will be the amount of the Debenture being converted divided by the conversion price).

In conjunction with the Debenture, the Company issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase 5,000,000 shares of common stock of the Company, exercisable at $1.00 per share (see Exhibit 4.10). The Company also issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase up to the number of shares of common stock equal to $2,750,000 divided by 120% of the average of the closing prices of the common stock for the 20 trading days prior to June 19, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to June 19, 2006 (see Exhibit 4.11) (the shares into which this warrant can be converted has been fixed at 266,472,868).

As of March 6, 2007, the Company had 513,695,045 shares of common stock issued and outstanding and the principal balance under the Debenture was $275,000. The number of shares of common stock issuable upon conversion of the Debenture may increase if the market price of the Company’s common stock declines. The sale of these shares may adversely affect the market price of the Company’s common stock.

The Company’s obligation to issue shares upon conversion of the Debenture is essentially limitless. At 80% of the closing price of $0.009 as of March 6, 2007 ($0.0072), the $275,000 principal balance of the Debenture would be convertible into 69,444,444 shares of common stock. The following is an example of the amount of shares of Company common stock that would be issuable upon conversion of the Debenture (excluding accrued interest), based on market prices 25%, 50% and 75% below the closing price as of March 6, 2007 of $0.009 per share:

% Below Market	Price Per Share	With Discount at 80%	Number of Shares Issuable	% of Outstanding Stock (1)
25%	$0.00675	$0.0054	92,592,593	16.06%

50%	$0.0045	$0.0036	138,888,889	22.30%

75%	$0.00225	$0.0018	277,777,778	36.47%

(1) After the current outstanding shares are added to the shares issued.

As illustrated, the number of shares of common stock issuable upon conversion of the Debenture will increase if the market price of the stock declines, which may cause dilution to the existing stockholders. Disclosure in the Company’s 2005 Form 10-KSB should not have had disclosure in this section regarding the $2,750,000 warrant since the conversion price per share for this warrant has already been established (as discussed above).

(b) The Conversion Price Feature of the Debenture May Encourage Short Sales in the Company’s Common Stock.

La Jolla Cove is contractually required to exercise its warrants and convert the Debenture on a concurrent basis, subject to certain conditions. The issuance of shares in connection with the conversion of the Debenture results in the issuance of shares at an effective 20% discount to the trading price of the common stock prior to the conversion. The significant downward pressure on the price of the common stock as La Jolla Cove converts and sells material amounts of common stock could encourage short sales by investors. This could place further downward pressure on the price of the common stock. La Jolla Cove could sell common stock into the market in anticipation of covering the short sale by converting their securities, which could cause the further downward pressure on the stock price. In addition, not only the sale of shares issued upon conversion of the Debenture and warrants, but also the mere perception that these sales could occur, may adversely affect the market price of the common stock.

Under the Securities Purchase Agreement covering the Debenture, La Jolla Cove has contractually agreed that so long as the Debenture is outstanding neither La Jolla Cove nor its affiliates will at any time engage in any short sales with respect to the Company’s common stock or sell put options or similar instruments with respect to the Company’s common stock.

(c) Issuance of Shares upon Conversion of the Debenture and Warrants May Cause Substantial Dilution to Existing Stockholders.

The issuance of shares upon conversion of the Debenture and exercise of warrants may result in substantial dilution to the interests of other stockholders since La Jolla Cove may ultimately convert and sell the full amount issuable on conversion. Although La Jolla Cove may not convert the Debenture and/or exercise the warrants if such conversion or exercise would cause them to own more than 9.99% of the Company’s outstanding common stock, this restriction does not prevent the La Jolla Cove from converting and/or exercising some of their holdings and selling them, and then converting the rest of their holdings. In this way, La Jolla Cove could sell more than this limit while never holding more than this limit.

(d) If Stock Price Declines, the Company May Be Required to File A Subsequent Registration Statement Covering Additional Shares.

Based on the closing price of the Company’s common stock on March 6, 2007 and the potential decrease in its market price as a result of the issuance of shares upon conversion of the Debenture, the Company has made a good faith estimate as to the amount of shares of common stock that it is required to register and allocate for conversion of the Debenture and the exercise of the warrants. In the event that the Company’s common stock price remains the same as the closing price of $0.009 as of March 6, 2007, or decreases, the shares of common stock the Company has allocated for conversion of the Debenture and exercise of the warrants hereunder will not be adequate. If the shares allocated to a registration statement are not adequate and the Company is required to file an additional registration statement, the Company may incur substantial costs in connection with the preparation and filing of such registration statement.

(e) If the Company is Unable to Issue Shares of Common Stock upon Conversion of the Convertible Debenture for Any Reason, It Would be Required to Pay Certain Penalties.

If the Company were unable to issue shares of common stock upon conversion of the Debenture or exercise of the warrants for any reason, the Company would be required to:
•
Pay late payments to La Jolla Cove for late issuance of common stock upon conversion of the Debenture, in the amount of $100 per business day after the delivery date for each $10,000 of Debenture principal amount being converted.

•
In the event the Company is prohibited from issuing common stock, or fails to timely deliver common stock on a delivery date, or upon the occurrence of an event of default, then at the election of La Jolla Cove, the Company must pay to La Jolla Cove a sum of money determined by multiplying up to the outstanding principal amount of the convertible Debenture designated by La Jolla Cove by 130%, together with accrued but unpaid interest thereon.

•
If ten days after the date the Company is required to deliver common stock to La Jolla Cove pursuant to a conversion, La Jolla Cove purchases (in an open market transaction or otherwise) shares of common stock to deliver in satisfaction of a sale by La Jolla Cove of the common stock which it anticipated receiving upon such conversion (a “Buy-In”), then the Company is required to pay in cash to La Jolla Cove the amount by which its total purchase price (including brokerage commissions, if any) for the shares of common stock so purchased exceeds the aggregate principal and/or interest amount of the convertible debenture for which such conversion was not timely honored, together with interest thereon at a rate of 15% per annum, accruing until such amount and any accrued interest thereon is paid in full.

In the event that the Company is required to pay penalties to La Jolla Cove, the Company may be required to curtail or cease operations.

(f) Repayment of the Debenture, If Required, Would Deplete Available Capital, or Could Result in Legal Action if Not Repaid.

The Company anticipates that the full amount of the Debenture, together with accrued interest, will be converted into shares of its common stock, in accordance with the terms of the Debenture. If the Company were required to repay the Debenture, it would be required to use its limited working capital and/or raise additional funds. If the Company was unable to repay the Debenture when required, La Jolla Cove could commence legal action against the Company and foreclose on assets to recover the amounts due. Any such action may require the Company to curtail or cease operations.

Risks Relating to the Company’s Common Stock.

(a) The Company’s Common Stock Price May be Volatile.

The trading price of the Company’s common stock may fluctuate substantially. The price of the common stock may be higher or lower than the price you pay for your shares, depending on many factors, some of which are beyond the Company’s control and may not be directly related to operating performance. These factors include the following:

•	price and volume fluctuations in the overall stock market from time to time;

•	significant volatility in the market price and trading volume of securities of companies in the same business as the Company;

•	changes in regulatory policies with respect to the business of the Company;

•	actual or anticipated changes in the Company’s earnings or fluctuations in operating results;

•	general economic conditions and trends;

•	loss of a major funding source; or

•	departure of key personnel.

Due to the continued potential volatility of the Company’s common stock price, it may become the target of securities litigation in the future. Securities litigation could result in substantial costs and divert management’s attention and resources from the business.

(b) The Absence Of Cash Dividends May Affect the Investment Value of the Common Stock.

The board of directors does not anticipate paying cash dividends on the common stock for the foreseeable future and intends to retain any future earnings to finance the growth of the business. Payment of dividends, if any, will depend, among other factors, on earnings, capital requirements and the general operating and financial conditions of the Company as well as legal limitations on the payment of dividends out of paid-in capital.

(c) No Assurance of a Public Trading Market And Risk of Low Priced Securities May Affect the Market Value of the Common Stock.

The Securities and Exchange Commission (“SEC”) has adopted a number of rules to regulate “penny stocks.” Such rules include Rule 3a51-1 and Rules 15g-1 through 15g-9 under the Securities Exchange Act of 1934, as amended. Because the securities of the Company constitute “penny stocks” within the meaning of the rules (as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, largely traded on the Over-the-Counter Bulletin Board (“Bulletin Board”) or on the Pink Sheets, the rules apply to the Company and to its securities.

The SEC has adopted Rule 15g-9 that establishes sales practice requirements for certain low price securities. Unless the transaction is exempt, it shall be unlawful for a broker or dealer to sell a penny stock to, or to effect the purchase of a penny stock by, any person unless prior to the transaction: (i) the broker or dealer has approved the person’s account for transactions in penny stock pursuant to this rule and (ii) the broker or dealer has received from the person a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person’s account for transactions in penny stock, the broker or dealer must: (iia) obtain from the person information concerning the person’s financial situation, investment experience and investment objectives; (iib) reasonably determine that transactions in penny stock are suitable for that person and that the person has sufficient knowledge and experience in financial matters that the person reasonably may be expected to be capable of evaluating the risks of transactions in penny stock; (iic) deliver to the person a written statement setting forth the basis on which the broker or dealer made the determination (i) state in a highlighted format that it is unlawful for the broker or dealer to affect a transaction in penny stock unless the broker or dealer has received, prior to the transaction, a written agreement to the transaction from the person; (ii) state in a highlighted format immediately preceding the customer signature line that (iii) that the broker or dealer is required to provide the person with the written statement; and (iv) that the person should not sign and return the written statement to the broker or dealer if it does not accurately reflect the person’s financial situation, investment experience, and investment objectives; and (d) receive from the person a manually signed and dated copy of the written statement. It is also required that disclosure be made the risks of investing in penny stock and the commissions payable to the broker-dealer, as well as current price quotations and the remedies and rights available in cases of fraud in penny stock transactions. Statements, on a monthly basis, must be sent to the investor listing recent prices for the penny stock and information on the limited market.

There has been only a limited public market for the common stock of the Company. The Company’s common stock is currently traded on the Bulletin Board. As a result, an investor may find it difficult to dispose of or to obtain accurate quotations of the market value of the Company’s common stock. The regulations governing penny stocks, as set forth above, sometimes limit the ability of broker-dealers to sell the Company’s common stock and thus, ultimately, the ability of the investors to sell their securities in the secondary market.

Potential stockholders of the Company should also be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse. Such patterns include (i) control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer; (ii) manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases; (iii) “boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons; (iv) excessive and undisclosed bid-ask differential and markups by selling broker-dealers; and (v) wholesale dumping of the same securities by promoters and broker dealers after prices have been manipulated to a desired level, along with the resulting inevitable collapse of those prices and with consequent investor losses.

(d) Failure To Remain Current In Reporting Requirements Could Result In Delisting From the Over-The-Counter Bulletin Board.

Companies trading on the Bulletin Board must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13 in order to maintain price quotation privileges on the Bulletin Board. If the Company fails to remain current in its reporting requirements, the Company could be delisted from the Bulletin Board.

In addition, the National Association of Securities Dealers, Inc. (“NASD”), which operates the Bulletin Board, has adopted a change to its Eligibility Rule. The change makes those Bulletin Board issuers that are cited for filing delinquent its Forms 10-KSB/10-QSB three times in a 24-month period and those Bulletin Board issuers removed for failure to file such reports two times in a 24-month period ineligible for quotation on the Bulletin Board for a period of one year. Under this rule, a company filing within the extension of time set forth in a Notice of Late Filing (Form 12b-25) is not considered late. This rule does not apply to a company’s Current Reports on Form 8-K.

The Company has been late in filing its periodic reports two times within the past 12 months. Therefore, it the Company files late one more time within the next 12 months, its common stock would be delisted from the Bulletin Board. As a result of these rules, the market liquidity of the Company’s common stock could be severely adversely affected by limiting the ability of broker-dealers to sell its securities and the ability of stockholders to sell their securities in the secondary market.

(e) Failure to Maintain Market Makers May Affect the Value of the Common Stock.

If the Company is unable to maintain NASD member broker/dealers as market makers, the liquidity of the common stock could be impaired, not only in the number of shares of common stock which could be bought and sold, but also through possible delays in the timing of transactions and lower prices for the common stock than might otherwise prevail. Furthermore, the lack of market makers could result in persons being unable to buy or sell shares of the common stock on any secondary market. There can be no assurance the Company will be able to maintain such market makers.

ITEM 2. DESCRIPTION OF PROPERTY.

The principal executive office of the Company is in Newport Beach, California and consists of 500 square feet rented at $800 per month from a related party, on a month-to-month basis. In addition, Isotec leases a facility with approximately 4,800 square feet in Westminster, Colorado for monthly rent of $3,905 per month.

ITEM 3. LEGAL PROCEEDINGS.

Other than as set forth below, the Company is not a party to any material pending legal proceedings and, to the best of its knowledge, no such action by or against the Company has been threatened.

(a) On October 25, 2004, a complaint was filed in the United States District Court, District of Colorado: Mitchell Vince v. Isotec, Inc. and World Am, Inc. The complaint alleges that Isotec terminated Mr. Vince without cause prior to the expiration of the term of an alleged employment agreement. The complaint sought monetary damages of $240,000. This matter has been settled. Under this settlement, Mr. Vince will be paid $6,000 per month in cash or shares of free trading common stock for a period of 20 months commencing December 31, 2006. The settlement of $120,000 is included in accounts payable in the accompanying consolidated balance sheet.

(b) On August 2, 2006, a complaint was filed in the District Court of Boulder County, Colorado: Karen Alexander v. World Am, Inc., Isotec, Inc., Robert A. Hovee, David J. Barnes, James R. Largent and Ken Jochim. The complaint principally alleges that the Company breached an employment agreement with the plaintiff by not paying certain amounts allegedly owing. The Company has retained counsel in the matter, and responsive pleadings have been filed. Certain of the claims were dismissed recently by the court.

Management believes the Company has meritorious claims and defenses to the plaintiff’s claims and ultimately will prevail on the merits. However, this matter remains in the very early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of monetary damages on the Company’s financial condition, results of operations or liquidity.

(c) On September 20, 2006, a complaint was filed in the District Court of Adams County, Colorado: James H. Alexander v. World Am, Inc. The complaint principally alleges that World Am breached an employment agreement with the plaintiff by not paying him certain amounts allegedly owing and seeks damages in the amount of $714,718. The Company has retained counsel in the matter and responsive pleadings have been filed.

This matter was recently moved to the United States District Court, District of Colorado. The Company then filed a counterclaim against Mr. Alexander seeking damages for breach of fiduciary duty and breach of the duty of loyalty to the Company in connection with the Share Exchange Agreement entered into between the Company and SUTI Holdings, LP, dated June 10, 2005.

Management believes the Company has meritorious claims and defenses to the plaintiff’s claims and ultimately will prevail on the merits. However, this matter remains in the very early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of monetary damages on the Company’s financial condition, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II.

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

Market Information.

The Company’s common stock trades on the Over-the-Counter Bulletin Board under the symbol “WDAM.” Prior to the reverse stock split on January 21, 2005, the symbol was “WLDI.” The range of closing bid prices shown below is as reported by the Bulletin Board. The quotations shown reflect inter-dealer prices, without retail mark-up, markdown or commission and may not necessarily represent actual transactions and are shown to reflect the 1 for 100 reverse split of the common stock that occurred on January 21, 2005.

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2006

	High	Low

Quarter Ended December 31, 2006	$0.005	$0.003
Quarter Ended September 30, 2006	$0.009	$0.004
Quarter Ended June 30, 2006	$0.018	$0.005
Quarter Ended March 31, 2006	$0.021	$0.009

Per Share Common Stock Bid Prices by Quarter
For the Fiscal Year Ended December 31, 2005

	High	Low

Quarter Ended December 31, 2005	$0.036	$0.003
Quarter Ended September 30, 2005	$0.020	$0.004
Quarter Ended June 30, 2005	$0.190	$0.007
Quarter Ended March 31, 2005	$0.250	$0.130

Holders of Common Equity.

As of March 6, 2007, the Company had approximately 132 record holders of its common stock. The number of record holders was determined from the records of the transfer agent and does not include beneficial owners of common stock whose shares are held in the names of various security brokers, dealers and registered clearing agencies.

Dividend Information.

The Company has not declared or paid a cash dividend to stockholders since it was organized. The board of directors presently intends to retain any earnings to finance operations and does not expect to authorize cash dividends in the foreseeable future. Any payment of cash dividends in the future will depend upon earnings, capital requirements and other factors.

Equity Securities Sold Without Registration.

Except as follows, all sales of unregistered (restricted) securities during the fiscal year ended December 31, 2006 have been previously reported either in a Form 10-QSB or in a Form 8-K:

(a) During the first quarter 2006, the Company granted options to purchase 1,711,538 shares of common stock to a former officer and director, James Alexander, to cover salaries accrued by the Company. Additionally, 5,278,462 options were granted to employees to cover salaries owed them by the Company. Lastly, 5,523,077 options were granted to consultants to cover services performed for the Company. These options were exercisable into free-trading shares of common stock under the Company’s Employee Stock Incentive Plan (“ESIP”). All of these options were exercised in the first quarter of 2006.

(b) On October 11, 2006, the Company commenced a private offering of up to thirty-four units at a price of $25,000 per unit. Each unit consisted of 5,000,000 shares of common stock and a warrant that entitled the holder the right and privilege to purchase 1,250,000 shares of the Company’s common stock at any time up to three years after the issuance of the warrant for a price of $0.02 per share. As of December 31, 2006, thirteen units and warrants representing 16,250,000 shares of common stock were sold, for a total consideration of $325,000. Subsequent to year-end, an additional twenty-one units and warrants representing 26,250,000 were sold for a total consideration of $525,000.

In connection with these sales, commissions totalling $27,500 were paid. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of the transactions did not involve a public offering and each of the investors represented that he/she was a “sophisticated” or “accredited” investor as defined in Rule 502 of Regulation D.

ITEM 6. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its audited consolidated financial statements and related notes included elsewhere in this Form 10-KSB, which have been prepared in accordance with accounting principles generally accepted in the United States of America.

World-Am, Inc. has two operating wholly owned subsidiaries: Senz-It and Isotec.

(a) Senz-It intends to manufacture sensors in the field of rapid detection. Senz-It represents an innovative advancement in the field of micro-sensors that has applications in Homeland Security, Indoor Air Quality Monitoring, Food Processing and Health Care. Senz-It’s products are being designed to identify patterns of molecules present in liquid, blood and air for significantly less cost than current modalities.

The technology is based on molecular imprinted xerogel (“MIX”) processes with a florescent reporter molecule affixed to the immediate proximity of the target analytesbinding site. The advantages of MIXbased materials include: specificity comparable to a biomolecule; robustness and stability under extreme chemical and physical conditions; and, an ability to design recognition sites even for analytes that lack suitable bio-recognition elements.

The result is that Senz-It’s proposed products are intended to provide rapid and continuous onsite detection and measurement of biological and chemical substances in water, blood and air. It virtually eliminates false positives, is comparable to advanced laboratory tests and detects in seconds, not hours.

Senz-It’s marketing department began its effort to participate in associations and special interest groups that are part of the target markets. Senz-It executives have taken on leadership roles in the American Public Transportation Association and the International Association for Food Protection (Committee for Control of Food Borne Illness). In addition, the first electronic and printed brochure has been completed.

During April 2007, Senz-It intends to move to a 20,000 square foot shared facility with a integrated laboratory in order to produce designs and demonstration devices. The laboratory will incorporate software architecture, a material chemistry processing lab, an optics design lab and a sensor device development, micro processing/testing lab.

Senz-It continues to pursue exciting opportunities to develop proprietary solutions for the rapid detection of biological, chemical and explosive compounds in the environment; preliminary results are promising.

(b) Isotec designs and integrates custom automated security portals that provide access control, weapons control and materials control security solutions. Automated security portals rigorously control entry or exit of people and materials at secure facilities, while reducing the need for security personnel. Applications of the technology have been delivered to the commercial, retail and government sectors. Isotec’s experience in this field allows it to provide high quality, code compliant, application-optimized solutions at the lowest cost in the shortest timeframe.

2006 has been a positioning and building year for Isotec. Facilities were consolidated into a single unit. It was identified that the sales and marketing effort, materials and training needed to be significantly improved in order to attract additional distributors both domestically and internationally and improve activity from the current base.

An effort was undertaken to provide information, literature and training to improve sales productivity. The above was accomplished and all current dealers and/or distributors were visited and trained. An updated website was completed, a competitive matrix was compiled and a complete set of AutoCad compatible mechanical drawings was put in place. Sixteen new distributors were added during the year.

Also identified was the need to better understand and market to various governmental agencies. The first early success was a $332,000 order from a nuclear test sight. Several significant requests for quotations and requests for proposals have been received and responded to in a timely fashion. It is anticipated this will result in orders being placed in 2007.

In the product development area, there was a major redesign of the firmware, and display software and an upgraded color touch screen was added. A redesign of the weight system was completed along with an automated tray transport system. For the government, a sensitive nuclear material (“SNM”) system integration program was designed. A miniature, fully working portal unit for trade shows and promotional activities was completed. Improved process and product documentation and after-market training materials were finalized along with an evaluation for capacity increase.

In 2007, Isotec hopes to complete the design and development of an airborne particle capture system, a particle dislodgement system and a physical airflow system. Management has made considerable progress this year that it anticipates will result in improved performance in 2007.

Results of Operations.

The acquisition of Senz-It was considered to be a capital transaction in substance, rather than a business combination. Inasmuch, the transaction is equivalent to the issuance of stock by a development stage company (Senz-It) for the net monetary assets of a public company (World Am), accompanied by a recapitalization. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill and other intangible assets were not recorded. Accordingly, these consolidated financial statements are the historical financial statements of Senz-It.

Senz-It was incorporated in the State of California on March 4, 2005.

(a)  Revenues.

Revenues were $245,476 for the year ended December 31, 2006 and $212,772 for the period ended December 31, 2005, an increase of $32,704 or approximately 15%. The cost of revenues was $82,827 for the year ended December 31, 2006 and $115,785 for the period ended December 31, 2005, a decrease of $32,958 or approximately 28%. The gross profit percentage was 66.3% and 45.6% for the periods ended December 31, 2006 and 2005, respectively. Although the gross profit has improved, the Company’s ability to continue as a going concern is still in doubt due to the Company’s low sales volume.

(b)  General and Administrative Expenses.

General and administrative expenses were $2,062,487 for the year ended December 31, 2006 and $787,491 for the period ended December 31, 2005, an increase of $1,274,996 or approximately 162%. The major expense categories for the year ended December 31, 2006 included:

Year Ended December 31, 2006
Patent expense	$49,177
Professional fees	786,666
Payroll expenses	453,612
Management fees	264,250
Rent	57,124
Warrant expense	35,430

The increase in expense for the year ended December 31, 2006 over the period ended December 31, 2005 resulted from: (a) an increase in 2006 of shares issued for services; (b) the fees payable under the Venture Acceleration Agreement between Select University Technologies, Inc., the general partner of SUTI; (c) the increased number of employees; and (d) the payment of initial fees under the exclusive, royalty-bearing license with the SUNY.

(c)  Other Income (Expense).

The Company realized other expense of $2,476,301 for the year ended December 31, 2006 and other income of $89,997 for the year ended December 31, 2005. The primary components of other expense for the year ended December 31, 2006 were interest expense of $3,138,687, which includes the initial fair value of derivative and warrant liabilities of $3,040,453, the $64,286 of amortization of the discount on convertible debt and $33,948 in interest expense related to existing debt, offset by income from the change in the fair value of derivative and warrant liabilities of $663,793. The income of $89,997 for the year ended December 31, 2005 resulted primarily in a $116,000 gain recorded related to a previously recorded legal settlement that was determined to be unenforceable in the State of Colorado and prohibited from presentation in any other jurisdiction.

(d)  Net Loss.

The net loss was $4,376,139 for the year ended December 31, 2006 and $600,507 for the period ended December 31, 2005, an increase of $3,775,632 or approximately 629%. Management attempted to control expenses and increase the net results of operations. The main reason for the increase in the loss was the costs associated with the conversion feature of the Debentures and the attached warrants. Also contributing were lower than expected revenues and continued dependence upon stock compensation to employees, consultants and professionals.

(e)  Net Operating Loss Carry Forward.

The Company has federal and state tax net operating loss carry forwards available for future periods of approximately $13,258,043, of which $10,440,629 was incurred by the Company prior to the merger. Such losses may not be fully deducted due to the changes in ownership rules under Section 382 of the Internal Revenue Code. The realization of deferred tax assets is dependent upon future earnings, if any, the timing and the amount of which are uncertain. Accordingly, the net deferred tax asset has been fully offset, due to the uncertainty of the realization, by a valuation allowance.

Factors That May Affect Operating Results.

The Company’s operating results can vary significantly, depending upon a number of factors, many of which are outside the Company’s control. General factors that may affect the Company’s operating results include:

•	market acceptance of and change in demand for products and services;

•	change in the distributor channel;

•
a small number of customers account for, and may in future periods account for, substantial portions of the Company’s revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

•	gain or loss of clients or strategic relationships;

•	announcement or introduction of new services and products by the Company or by its competitors;

•	the ability to build brand recognition;

•	timing of sales to customers;

•	price competition;

•	the ability to upgrade and develop systems and infrastructure to accommodate growth;

•	the ability to introduce and market products and services in accordance with market demand;

•	changes in governmental regulation; and

•	reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability.

The Company believes that its planned growth and profitability will depend in large part on the ability to promote its services, gain clients and expand its relationships with current clients. Accordingly, the Company intends to invest in marketing, strategic partnerships and development of its client base. If the Company is not successful in promoting its services and expanding its client base, this may have a material adverse effect on its financial condition and the ability to continue to operate its business.

Operating Activities.

Net cash used in operating activities was $445,053 and $335,923 for the years ended December 31, 2006 and 2005, respectively, an increase of $109,130 or approximately 32%. The principal components of the increase net cash used in operations was a net loss of $4,376,139, offset by the initial fair value of, and change in, fair value of derivative and warrant liabilities of $2,376,660, stock issued for services in the amount of $643,064, an increase in inventories of $67,649, an increase in accounts payable and accrued liabilities of $802,625 and an increase in deferred revenue of $61,347.

Investing Activities.

Net cash used in investing activities was $26,409 for the year ended December 31, 2006 which was composed of acquisitions of fixed and intangible assets of $1,409 and $25,000, respectively, compared to cash acquired in reverse merger of $935 for the period ended December 31, 2005.

Financing Activities.

Net cash provided by financing activities was $583,067 for the year ended December 31, 2006, from the following; (a) exercise of warrants amounting to $27,788, (b) proceeds from the exercise of stock options of $194,490, (c) proceeds from the issuance of the Debenture of $275,000, (d) proceeds from sales of common stock to investors in a private stock offering of $318,930 and proceeds from exercise of stock option of $6,794 offset by repayments of notes payable to related parties of $232,601.

Liquidity and Capital Resources.

As of December 31, 2006, the Company had total current assets of $225,643 and total current liabilities of $1,920,720, resulting in a working capital deficit of $1,695,077. At December 31, 2006, the Company’s assets consisted primarily of cash of $122,008, net accounts receivable of $18,474 and inventories of $79,801. As a development stage company that began operations in 2005, the Company has incurred $4,976,646 in cumulative total losses from inception through December 31, 2006.

The above factors raise substantial doubt as to the Company’s ability to continue as a going concern. The Company’s independent registered public accounting firms’ audit reports included in this Form 10-KSB include explanatory paragraphs regarding the Company’s ability to continue as a going concern.

The accompanying consolidated financial statements have been prepared assuming that the Company continues as a going concern and contemplates the realization of assets and the satisfaction of liabilities in the normal course of business. The ability of the Company to continue as a going concern on a long-term basis will be dependent upon its ability to generate sufficient cash flows from operations to meet its obligations on a timely basis, to obtain additional financing and to ultimately attain profitability.

The Company’s current cash flow from operations will not be sufficient to maintain its capital requirements for the year. Therefore, the Company’s continued operations, as well as the implementation of its business plan, will depend upon its ability to raise additional funds through bank borrowings and equity or debt financing of up to $5,000,000 during the year ending December 31, 2007.

On June 19, 2006, the Company entered into a Securities Purchase Agreement (to replace one dated January 23, 2006), with La Jolla Cove Investors, Inc. (“La Jolla Cove”), a company under common control with Golden Gate Investors, Inc. (the lender under the first agreement) (see Exhibit 4.8). Under this agreement, La Jolla Cove agreed to purchase from the Company a convertible debenture (“Debenture”) in the aggregate principal amount of $500,000 (see Exhibit 4.9) and warrants to purchase shares of its common stock. The conversion price is equal to the lesser of (i) $0.20, or (ii) 80% of the average of the three lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert

If La Jolla Cove elects to convert a portion of the Debenture and, on the day that the election is made, the volume weighted average price is below $0.01 per share, the Company will have the right to prepay that portion of the Debenture that the holder elects to convert, plus any accrued and unpaid interest, at 130% of such amount. In the event that the Company elects to prepay that portion of the Debenture, La Jolla Cove will have the right to withdraw its conversion notice. If, at anytime during the month, the volume weighted average price is below $0.01 per share, La Jolla Cove will not be obligated to convert any portion of the Debenture during that month.

In conjunction with the Debenture, the Company issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase 5,000,000 shares of common stock of the Company, exercisable at $1.00 per share (see Exhibit 4.10). The Company also issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase up to the number of shares of common stock equal to $2,750,000 divided by 120% of the average of the closing prices of the common stock for the 20 trading days prior to June 19, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to June 19, 2006 (see Exhibit 4.11) (the shares into which this warrant can be converted has been fixed at 266,472,868).

In connection with this transaction, the Company also granted to La Jolla Cove certain rights under a registration rights agreement, dated June 19, 2006, for the shares to be issued upon conversion of the Debenture and the warrants.

Beginning in the first full calendar month after a registration statement is declared effective, La Jolla Cove is required to convert at least 10% of the face value of the Debenture per calendar month into shares of common stock of the Company, provided that the common shares are available, registered and freely tradable. If La Jolla Cove converts more than 10% of the face value of the Debenture in any calendar month, the excess over 10% will be credited against the next month’s minimum conversion amount. In the event La Jolla Cove does not convert at least 10% of the Debenture in any particular calendar month, the Company’s remedy will be that La Jolla Cove will not be entitled to collect interest on the Debenture for that month provided that the Company gives La Jolla Cove written notice, at least five business days prior to the end of the month, of its failure to convert the minimum required amount for that month. In the event La Jolla Cove does not convert at least 10% of the Debenture for two consecutive calendar months, in addition to the penalty set forth in the previous sentence, the Company may repay, at par, an amount of the Debenture equal to two times the differential between 10% of the face value of the Debenture and the amount actually converted by La Jolla Cove.

Except as discussed above, La Jolla Cove agrees that, beginning in the first full calendar month after a registration statement is declared effective, it will exercise at least 10% of the $1.00 warrants per calendar month, provided that the common shares are available, registered and freely tradable. If La Jolla Cove exercises more than 10% of the warrants in any calendar month, the excess over 10% shall be credited against the next month’s minimum exercise amount. In the event La Jolla Cove does not exercise at least 10% of the warrants in any particular calendar month, La Jolla Cove will not be entitled to collect interest on the Debenture for that month, provided that the Company gives La Jolla Cove written notice, at least 5 business days prior to the end of the month, of its failure to exercise the minimum required amount for that month.

Under a letter agreement, dated June 22, 2006, the parties agreed to enter into an additional debenture and warrant to purchase common stock on the same terms and conditions as the Debenture and a warrant to purchase 5,000,000 shares of common stock as discussed above. The parties must enter into the additional debenture and warrant no later than thirty days after the principal amount of the Debenture is less than $100,000. In the event that La Jolla Cove fails to enter into the additional debenture and warrant in accordance with the terms of this paragraph, La Jolla Cove will pay the Company liquidated damages of $100,000. If the Company does not want La Jolla Cove to enter into the additional debenture and warrant, the Company will pay La Jolla Cove liquidated damages of $100,000.

The Company filed a Form SB-2 registration statement with the SEC on July 13, 2006 to register all the shares underlying the debenture and warrants. The Company received a comment letter from the SEC in which the SEC staff questioned the Company on the use of Rule 415 in the delayed secondary offering by La Jolla Cove. As a result, the Company withdrew the registration statement on October 10, 2006 and is in the process of renegotiating the transaction with La Jolla Cove.

The ability of the Company to continue as a going concern on a long-term basis is dependent upon its ability to generate sufficient cash flow from operations to meet its obligations on a timely basis, to obtain additional financing and ultimately attain profitability.

Whereas the Company has been successful in the past in raising capital, no assurance can be given that sources of financing will continue to be available and/or that demand for its equity/debt instruments will be sufficient to meet its capital needs, or that financing will be available on terms favorable to the Company. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the Company be unable to continue as a going concern.

If funding is insufficient at any time in the future, the Company may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of the Company’s planned product development and marketing efforts, any of which could have a negative impact on business and operating results. In addition, insufficient funding may have a material adverse effect on the Company’s financial condition, which could require the Company to:

•	curtail operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require the Company to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale of the Company.

To the extent that the Company raises additional capital through the sale of equity or convertible debt securities, dilution of the interests of existing stockholders may occur. If additional funds are raised through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on the Company’s operations. Regardless of whether the Company’s assets prove to be inadequate to meet its operational needs, the Company may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

Contractual Obligations.

(a) Capital Lease.

The Company was obligated under a capital lease for manufacturing equipment. For financial reporting purposes, the present value of the future minimum lease payments was capitalized and the principal portion of the lease obligation was included as a liability in the consolidated financial statements. During 2005, the principal balance of $8,175 was renegotiated with the lessor. Under the terms of the new lease agreement, the Company is no longer obligated to pay the balance until it chooses to do so. The equipment is now on a month-to-month rental at the rate of $425 per month. The Company has the right to return the equipment to the lessor at any time.

In 2005, the Company reclassified the obligation from a capital lease to an operating lease. This required the Company to remove both the lease obligation and the remaining book value of the manufacturing equipment from the consolidated balance sheet. Equipment under this capital lease totalled $10,563, net of accumulated depreciation of $3,026. The $2,388 in excess of the remaining capital lease obligation resulted in a non-cash loss of $2,388.

(b) Operating Leases.

Isotec leases a 4,800 square foot facility with a monthly rent and common area expense of $3,905 in Westminster, Colorado. The lease expires December 31, 2011. Rent and common area expenses totalled $47,875 and $81,472 for the periods ended December 31, 2006 and December 31, 2005, respectively. The decrease in 2006 versus 2005 is the result of the rental of an additional facility in 2005 that did not occur in 2006.

As of December 31, 2006, future minimum non-cancellable rental payments required under the operating lease are as follows:

2007	$48,734
2008	50,684
2009	52,711
2010	54,720
2011	57,012

$263,821

(c) Distributor Agreements.

The Company has entered into several distributor agreements for distribution of the Company’s products in the United States. These agreements call for the provision of services to the distributors in exchange for the promotion of the Company’s products. The products are sold to the distributor at a discount from the list price of 15% to 25%.

In addition, the Company has alliance agreements to assist the Company in establishing international distributorships. The agreements have one-year terms, expiring between December 2006 and June 2007 and may be renewed with the mutual consent of both parties. The alliance agreements specify a contract a commission of 10% of license fees and 5% of product sales made pursuant to the alliance agreements.

(d) License Agreement.

On January 22, 2007, the Company entered into a license agreement with The Research Foundation of the State University of New York at Buffalo. See Item 8b, below, for a discussion of this agreement.

(e) Indemnities and Guarantees.

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, lease agreements where the Company may be required to indemnify landlords for damages arising from non-compliance with environmental laws, contracts where the Company may be required to indemnify the other party from liabilities resulting from claimed infringements of the proprietary rights of third parties or confidentiality provisions and the La Jolla Cove agreement where the Company may be required to indemnify La Jolla Cove for breach of representation or warranty. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite.

The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities in the accompanying consolidated balance sheets.

Off Balance Sheet Arrangements.

Other than operating leases, the Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on its financial condition, revenues, results of operations, liquidity or capital expenditures.

Inflation.

The impact of inflation on the costs of the Company and the ability to pass on cost increases to its customers over time is dependent upon market conditions. The Company is not aware of any inflationary pressures that have had any significant impact on the Company's operations over the past year and the Company does not anticipate that inflationary factors will have a significant impact on future operations.

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition, the Company’s most critical accounting policies include: (a) valuation of stock-based compensation arrangements; (b) revenue recognition; (c) realizability of long-lived assets; (d) valuation of derivative financial instruments; and (e) valuation of income taxes. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements.

(a) Valuation of Stock-Based Compensation Arrangements.

The Company has issued, and intends to continue to issue, shares of common stock and options to purchase shares of its common stock to various individuals and entities for management, legal, consulting and marketing services. These issuances are valued at the fair market value of the service provided. The number of shares issued is determined based upon the open market closing price of common stock as of the date of each respective transaction. These transactions are reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

(b) Revenue Recognition.

Sales and construction of customized commercial products are recognized under the percentage-of-completion basis when: (a) contracts executed by the parties include provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged and the manner and terms of settlement; (b) the buyer can be expected to satisfy its obligations under the contract; (c) the Company can be expected to perform its contractual obligations; and (d) the Company can make reasonably dependable estimates of costs to complete and the extent of progress toward completion. The Company measures the extent of progress toward completion by using a ratio of costs incurred to total estimated costs. The effects of changes in estimates, if any, are reported in the period of change and subsequent periods. Losses are recognized when the costs incurred plus the estimated costs to complete exceed the sale price. Contracts not meeting the above criteria are reported on the completed contract method. All other sales of products are recognized upon delivery.

(c) Realizability of Long-Lived Assets.

The Company accounts for its long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2006, the Company does not believe there had been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

(d) Valuation of Derivative Financial Instruments.

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company’s derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. These embedded instruments related to the Debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Derivatives and warrants were valued primarily using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, annual volatility of 127%, and risk free interest rate of 4.70% - 4.74%.

In addition, under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting date. Non-employee stock options and warrants were valued primarily using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 127%, and risk free interest rate of 4.72%. Any change in these assumptions could result in substantial changes to the values established by the Company.

(e) Valuation of Income Taxes.

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Forward Looking Statements.

Information in this Form 10-KSB contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Exchange Act of 1934, as amended. When used in this Form 10-KSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding adequacy of cash, expectations regarding net losses and cash flow, statements regarding growth, need for future financing, dependence on personnel and operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed below, as well as risks related to the Company’s ability to obtain future financing and the risks set forth above under “Factors That May Affect Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 7. FINANCIAL STATEMENTS.

The consolidated financial statements as of and for the period from March 4, 2005 (inception of Senz-It) through December 31, 2005 and for the year ended December 31, 2006, are presented in a separate section of this report following Item 14.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(a) Effective July 24, 2006, the independent registered public accounting firm who was previously engaged to audit the Company’s consolidated financial statements, L.L. Bradford & Company, LLC, was terminated. This termination was approved by the Company’s board of directors. This independent registered public accounting firm audited the Registrant’s consolidated financial statements for the period from March 4, 2005 (inception) through December 31, 2005. This firm’s report on these consolidated financial statements was modified as to uncertainty that the Company will continue as a going concern. Other than this, the independent registered public accounting firm’s report on the consolidated financial statements for that consolidated period neither contained an adverse opinion or a disclaimer of opinion, nor was qualified or modified as to uncertainty, audit scope or accounting principles.

During the Company’s most recent fiscal year, and the subsequent interim period preceding such termination, there were no disagreements with the former independent registered public accounting firm on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure. In addition, there were no “reportable events” as described in Item 304(a)(1)(iv)(B)1 through 3 of Regulation S-B that occurred within the Company’s most recent fiscal year and the subsequent interim period preceding the former independent registered public accounting firm’s termination.

(b) Effective July 24, 2006, the firm of KMJ Corbin & Company LLP (formerly known as Corbin & Company, LLC) was engaged to serve as the new principal independent registered public accounting firm to audit the Company’s financial statements. The decision to retain this accountant was approved by the Company’s board of directors. During the Company’s most recent fiscal year, and the subsequent interim period prior to engaging this accountant, neither the Company (nor someone on its behalf) consulted the newly engaged accountant regarding any matter.

ITEM 8A. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended) that are designed to ensure that information required to be disclosed in the Company’s periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosures.

 As of the end of the period covered by this report, management carried out an evaluation, under the supervision and with the participation of the Company’s principal executive officer and principal financial officer, of the Company’s disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon the evaluation, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. In addition, the Company’s principal executive officer and principal financial officer concluded that its disclosure controls and procedures were effective at a reasonable assurance level to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

Because of the inherent limitations in all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, will be or have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people and/or by management override of controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in conditions, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost-effective internal control system, misstatements due to error or fraud may occur and not be detected.

Changes in Disclosure Controls and Procedures.

There were no changes in the Company’s disclosure controls and procedures, or in factors that could significantly affect those controls and procedures, since its most recent evaluation.

ITEM 8B. OTHER INFORMATION.

Subsequent Events.

(a)  Senz-It License Agreement.

Senz-It exercised the option it held to enter into an exclusive, royalty-bearing license (“License”) with The Research Foundation of the State University of New York at Buffalo (“SUNY”) (see Exhibit 10.11). The License is intended to cover patents developed by SUNY that will enable Senz-It to develop technology with an entirely new approach to sensing, process monitoring, homeland security and environmental scanning applications.

On January 22, 2007, the Company entered into the License with SUNY. This is an exclusive field-of-use license to facilitate the development and commercialization of certain technology contained within certain patents and patent applications developed by SUNY. Under the terms of the License (effective as of December 1, 2006), Senz-It paid, and will pay, fees, royalties and research funding to SUNY. In connection with the License, Senz-It will issue restricted shares of common stock, and will issue additional such shares to SUNY, pursuant to the terms of a Stock Purchase Agreement, so that SUNY will maintain a minimum ownership of 10% in Senz-It. Finally, Senz-It entered into a Stockholders Agreement with SUNY that covers the rights of stockholders of Senz-It. For proprietary reasons, these agreements have not been disclosed in the Form 8-K filing on the License.

(b)  Stock Issuances.

(1) On January 2, 2007, the Company issued 900,000 free trading shares of common stock for services rendered by consultants valued at $3,510 ($0.0039 per share).

(2) On January 9, 2007, the Company issued 2,021,321 free trading shares of common stock as payment of compensation owed employees valued at $8,490 ($0.0042 per share).

(3) On January 17, 2007, the Company issued 13,515,103 free trading shares of common stock for services rendered by consultants valued at $66,224 ($0.0049 per share).

(4) On January 22, 2007, the Company sold 90,000,000 restricted shares of common stock to investors in a private placement. The shares were valued at $450,000 ($0.005 per share).

(5) On January 19, 2007, the Company issued 1,000,000 free trading shares of common stock as payment for services rendered by a consultant valued at $6,000 ($0.006 per share).

(6) On January 25, 2007, the Company issued 714,286 free trading shares of common stock as payment for services rendered by a consultant valued at $3,714 ($0.0052 per share).

(7) On January 26, 2007, the Company issued 1,461,876 free trading shares of common stock as payment of compensation owed employees, valued at $8,040 ($0.0055 per share).

(8) On January 30, 2007, the Company issued 1,090,909 free trading shares of common stock as payment for services rendered by a consultant valued at $6,000 ($0.0055 per share).

(9) On February 5, 2007, the Company issued 1,703,125 shares of free trading shares of common stock for services rendered by consultants valued at $13,625 ($0.008 per share).

(10) On February 5, 2007, the Company issued 2,500,000 restricted shares of common as payment for services rendered by a consultant valued at $20,000 ($0.008 per share).

(11) On February 9, 2007, the Company sold 10,000,000 restricted shares of common stock to investors through a private placement. The shares were valued at $50,000 ($0.005 per share).

(12) On February 12, 2007, the Company issued 1,675,301 free trading shares of common stock as payment of compensation owed employees, valued at $15,078 ($0.009 per share).

(13) On February 15, 2007, the Company issued 300,000 free trading shares of common stock as payment for services rendered by a consultant valued at $2,250 ($0.0075 per share).

(14) On February 16, 2007, the Company issued 1,000,001 free trading shares of common stock as payment for services rendered by consultants valued at $7,500 ($0.0075 per share).

(15) On February 20 2007, the Company issued 857,143 free trading shares of common stock as payment for services rendered by a consultant valued at $6,000 ($0.007 per share).

(16). On February 21, 2007, the Company sold 5,000,000 restricted shares of common stock to an investor through a private placement. The shares were valued at $25,000 ($0.005 per share).

(17) On February 21, 2007, the Company issued 17,539,233 free trading shares of common stock as payment for services rendered by consultants valued at $114,005 ($0.0065 per share); 7,616,147 of the shares were issued to Robert Hovee, chief executive officer, as compensation for services rendered to the Company valued at $49,505.

(18) On February 23, 2007, the Company issued 2,072,733 free trading shares of common stock as payment of compensation owed employees, valued at $14,509 ($0.007 per share).

(19) On February 26, 2007, the Company issued 500,000 free trading shares of common stock as partial payment of monies owed on a convertible note payable, valued at $3,300 ($0.0066 per share).

(c)  World Am Stock Option Plan.

The World Am, Inc. Stock Option Plan, dated January 2, 2007, is intended to allow designated directors, officers and employees of the Company, to receive options to purchase restricted shares of common stock. The purpose of this plan is to provide directors, officers and employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company and to attract and retain directors, officers and employees of exceptional ability. The purchase price of shares under the plan is $0.005 per share. The option period begins on the date of grant and will not exceed ten years. The maximum number of shares of stock that may be issued under this plan is 45,000,000. Options covering a total of 44,500,000 shares of common stock have been granted under this plan in the first quarter of 2007, including 10,000,000 shares to Robert Hovee, 5,000,000 shares to David Barnes and 5,000,000 shares to James Largent.

If the employee has been employed (or in the case of an independent director, been in such a position) for a period of one year from the date of grant, then the employee has the right to purchase 1/4 of the total number of shares covered by the option, and thereafter 1/48th of the total number of shares covered by the option at the end of each full calendar month. If the employee leaves the Company prior to the expiration of the one-year period, then the employee does not have the right to purchase any shares under the option. The option remains valid only while the employee remains with the Company. Upon a termination of his or her relationship with the Company, the employee has a period of 90 calendar days thereafter to purchase the amount of shares that are vested to date or they will be forfeited.

(d) Product Manufacturing.

Senz-It intends to subcontract the component manufacturing to two firms, experts in their respective fields, and do the final assembly of the product in a Company-managed facility. The two firms, both public companies, are based in New York. The first will manufacture the sensor elements while the second will manufacture and assemble the electronics necessary to read and interpret the sensor elements. Memoranda of understanding have been signed with these two companies in 2007.

(e) Consulting Agreement.

On February 21, 2007, the Company entered into a consulting agreement with its chief executive officer, Robert Hovee (see Exhibit 10.13) and Item 12 for a discussion of this agreement).

(f) Escrow Account.

The Company had previously established an escrow account at Island Stock transfer to hold shares pending issuance under the Company’s Employee Stock Incentive Plan. These shares were considered to be issued but not outstanding. In March 2007, the Company cancelled this escrow and returned all such shares to the Company for cancellation.

PART III.

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Directors and Executive Officers.

The names, ages and respective positions of the directors and executive officers of the Company are set forth below. The directors named below will serve until the next annual meeting of the Company’s stockholders or until their successors are duly elected and have qualified. Directors are elected for a term ending upon the date of the next annual stockholders’ meeting. Officers will hold their positions at the will of the board of directors, absent any employment agreement, of which none currently exist or are contemplated.

There are no family relationships between any two or more of the Company’s directors or executive officers. There are no arrangements or understandings between any two or more of the Company’s directors or executive officers. There is no arrangement or understanding between any of the Company’s directors or executive officers and any other person pursuant to which any director or officer was or is to be selected as a director or officer, and there is no arrangement, plan or understanding as to whether non-management stockholders will exercise their voting rights to continue to elect the current board of directors. There are also no arrangements, agreements or understandings between non-management stockholders that may directly or indirectly participate in or influence the management of the Company’s affairs. There are no other promoters or control persons of the Company. There are no legal proceedings involving the executive officers or directors of the Company, except as disclosed in Item 3 above.

(a) Robert A. Hovee, Chief Executive Officer/Director

Mr. Hovee, age 64, is a veteran senior executive, private investor and entrepreneur. In 1994, he founded RAH Consulting Group, Inc., a private company focused on new product development, strategic planning, organizational issues, operations and international marketing. Mr. Hovee has been an active private investor, board member and advisor to early-stage technology companies for the past 12 years. Earlier, Mr. Hovee was chairman & CEO of Life Support Products, Inc., a private medical technology venture he led from 1983 to 1993. Currently Mr. Hovee serves on the boards of directors of Select University Technologies, Inc., a licensor of technologies developed by universities (from July 1997), Curlin Medical, Inc., an infusion pump manufacturer (from June 2000), and Metagenics, Inc., a nutraceutical research and manufacturing company (from July 1997). He was appointed chief executive officer and a director of the Company on November 7, 2005.

Mr. Hovee received two B.A. degrees in marketing and international business from the University of Washington, and a Masters degree in international management from the Garvin Graduate School of International Management (Thunderbird), where he was the recipient of the Barton Kyle Yount Scholarship.

(b) David J. Barnes, Chief Financial Officer/Director.

Mr. Barnes, age 50, served as a financial advisor, from 1983 to 1999, with the firms of UBS Paine Webber, Prudential Securities and Spelman & Company. At Prudential and Spelman, he worked extensively in the areas of corporate finance and corporate and municipal cash management.

Mr. Barnes served as a board member and chief financial officer of Cage Concepts, a bone cage manufacturer (June 1999 to October 2002), a board member and chairman of the audit committee of Advanced Spine Fixation Systems, Inc., a spinal implant manufacturer (October 1990 to February 2003), and a board member of Osteo Implants, an orthopedic product manufacturer (January 2003 to September 2004). Mr. Barnes served as vice-president finance and investor relations with Commerce Energy Corporation from August 2004 to December 2004. He was appointed a director of the Company on November 10, 2005 and chief financial officer on February 21, 2006.

From January 2000 to the present, Mr. Barnes has served as president of Nexus Advisory Corporation. He also serves as chairman of the board and chairman of the audit committee of DataLabs of Irvine, California, an electronic processor of clinical studies (from May 2004). Mr. Barnes received a B.S. degree in criminal justice from San Diego State University in 1978 and also completed a municipal securities management program at Emory University in 1984.

(c) James R. Largent, Secretary/Director.

Mr. Largent, age 57, has more than 30 years experience in the medical device and pharmaceutical industries. Since 2002, he has served as a medical device and pharmaceutical consultant with assignments in the strategic planning, business development and Medicare reimbursement areas. From 1991 to 2002, Mr. Largent served in positions of increasing responsibility with Irvine, California based Allergan, Inc., which engages in the development and commercialization of pharmaceutical products for the ophthalmic, neurological, dermatological and other markets. From 1996 to 2002, he served as vice-president, strategic planning, for Allergan and was responsible for corporate strategic planning and business development. Mr. Largent received a B.A. degree in chemistry in 1972 and a Masters degree in business in 1977 from the University of California, Irvine. He was appointed a director of the Company on November 10, 2005 and secretary on March 20, 2006.

Compliance with Section 16(a) of the Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s directors, certain officers and persons holding 10% or more of the Company’s common stock to file reports regarding their ownership and regarding their acquisitions and dispositions of the Company’s common stock with the SEC. Such persons are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

Based solely upon a review of Forms 3 and 4, and amendments thereto, furnished to the Company under Rule 16a-3(d) during fiscal 2006, and certain written representations from the Company’s executive officers and directors, the Company is aware the following reports were not timely filed: (a) Form 4 for Mr. Barnes to report the cancellation of an option for 2,000,000 shares of common stock on February 13, 2006; (b) Form 4 for Mr. Largent to report the cancellation of an option for 2,000,000 shares of common stock on February 13, 2006; (c) Form 4 for SUTI Holdings, LP to report the assignment of the warrant for 18,000,000 shares of common stock to Select University Technologies, Inc., its general partner; (d) Form 3 for Select University Technologies, Inc. to report its status as an affiliate of the Company on the basis of the shares of common stock acquired as a result of the exercise of the warrant assigned to it; (e) Form 4 for Mr. Hovee to report the acquisition of shares of common stock on July 21, 2006; (f) Form 4 for Mr. Hovee to report the sales of common stock on October 9 and October 10, 2006; (g) Form 4’s for Steven Vicory to report the sales of common stock on February 2, February 3, and February 13, 2006; (h) Form 4’s for James Alexander to report several option exercises and the sales of the underlying common stock between February 14, 2006 and March 9, 2006; (i) Form 4 for Mr. Alexander to report the return and cancellation of the remaining option for 42,788,426 shares on November 1, 2006 (the Company has no knowledge of the status of this unfiled report); and (j) Form 3 and Form 4’s to report the options granted to Ray Pironti in 2005 (the amount of each which was calculated in 2006), and Form 4’s to report the exercise and sale of a portion of these options in May 2006) (these forms are in the process of being prepared for filing with the SEC). Other than as noted, all required reports have been prepared and filed with the SEC. The Company is unaware that any other required reports were not timely filed.

Code of Ethics.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. See Exhibit 14.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table.

The following table presents compensation information for the year ended December 31, 2006 for the persons who served as principal executive officer and each of the two other most highly compensated executive officers whose aggregate salary and bonus was more than $100,000 in such year.

Name and principal position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)	Stock Awards ($) (e)		Option Award(s) ($) (f)		Non-Equity Incentive Plan Compensation ($) (g)	Nonqualified Deferred Compensation Earnings ($) (h)	All Other Compensation ($) (i)	Total ($) (j)

Robert A. Hovee,	2006	$44,000	(2)	-	$64,000	(2)	-		-	-	-	$108,000
CEO (1)	2005	$15,000		-	-		-	(3)	-	-	-	$15,000

James H. Alexander,	2005	$77,025		-	-		-	(5)	-	-	-	$77,025
President (4)	2004	$85,250		-	$131,793		-	(6)	-	-	$525	$217,043

(1)	Mr. Hovee was appointed chief executive officer and a director of the Company on November 7, 2005.

(2)
The total amount accrued for Mr. Hovee’s salary for 2006 was $108,000. On July 21, 2006, Mr. Hovee received 9,142,857 shares of free trading common stock as partial payment for this salary; these shares were valued at $64,000 ($0.007 per share).

(3)
An option was awarded to purchase 18,750,000 shares of common stock, exercisable on grant (October 2005), and for a period of 10 years thereafter, at 80% of the closing price on the date of exercise (the exercise price of this option was amended on February 7, 2005 to $0.015 per share with the adoption of Company’s Amended and Restated Employee Stock Incentive Plan (Amendment No. 4)). 500,000 shares under this option were exercised on October 17, 2005 and sold on that date, prior to Mr. Hovee becoming a director of the Company. This option was amended on November 17, 2005 so that 16,250,000 of the shares under the option were returned to the Company on that date. The remaining 2,000,000 shares under this option were returned to the Company on February 14, 2006. Since Statement of Financial Accounting Standards (“SFAS”) No 123(R) was not effective for small businesses until the beginning of the first interim period or annual reporting period that begins after December 31, 2005, there is no value assigned to this option for financial statement purposes.

(4)	Mr. Alexander resigned as president of the Company on November 7, 2005 and resigned as a director on November 11, 2005.

(5)
This option for 45,000,000 shares was granted to Mr. Alexander in October 2005 to cover compensation under an existing employment agreement with the Company that the Company chose to honor as past of the change in control of the Company. This option was exercisable on grant, and for a period of 10 years thereafter, at 80% of the closing price on the date of exercise (the exercise price of this option was amended on February 7, 2005 to $0.015 per share with the adoption of Company’s Amended and Restated Employee Stock Incentive Plan (Amendment No. 4)). Between February 14, 2006 and March 9, 2006, Mr. Alexander exercised and sold 1,711,538. The option for the remaining 42,288,462 shares was returned to the Company and cancelled on November 1, 2006. There is no value assigned to this option for financial statement purposes due to the effective date of SFAS No. 123(R).

(6)
The current balance of this option granted in 2004 is 360,000 (after the reverse stock split and the stock dividend). As of December 31, 2005, there were a total of 236,000 shares that had vested under this option. Another 72,000 shares under this option vested in 2006. The remainder of the option will vest in 2007. There was no value assigned to the vested portion of the option as of December 31, 2005 for financial statement purposes due to the effective date of SFAS No. 123(R); $3,168 was assigned to the vested portion of the option in 2006.

Executive Officer Contracts.

As of December 31, 2006, there were no employment or other agreements in place covering any of the executive officers of the Company.

Outstanding Equity Awards at Fiscal Year-End Table.

There were no outstanding equity awards at December 31, 2006 for the directors and executive officers of the Company.

Other Compensation.

There are no plans that provide for the payment of retirement benefits, or benefits that will be paid primarily following retirement, including but not limited to tax-qualified defined benefit plans, supplemental executive retirement plans, tax-qualified defined contribution plans and nonqualified defined contribution plans. In addition, there are no contracts, agreements, plans or arrangements, whether written or unwritten, that provide for payment(s) to a named executive officer at, following, or in connection with the resignation, retirement or other termination of a named executive officer, or a change in control of the Company or a change in the named executive officer’s responsibilities following a change in control, with respect to each named executive officer.

Compensation of Directors.

The Company provides the following compensation to its two independent directors, Mr. Barnes and Mr. Largent: (a) $1,500 per board meeting; and (b) $3,000 per quarter.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership.

The following table sets forth information regarding the beneficial ownership of shares of the Company’s common stock as of March 6, 2007 (488,888,122 shares issued and outstanding (1)) by (i) all stockholders known to the Company to be beneficial owners of more than 5% of the outstanding common stock; and (ii) all officers and directors of the Company, individually and as a group:

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (2)	Percent of Class (3)
Common Stock	SUTI Holdings, LP, 4040 MacArthur Boulevard, Suite 240, Newport Beach, California 92660	400,000,040 (4)	45.00%

Common Stock	La Jolla Cove Investors, Inc., 7817 Herschel Avenue, Suite 200, La Jolla, California 92037	53,676,143 (5)	9.99%

Common Stock	G. Raymond Pironti, Jr., 3959 Van Dyke Road, #152, Lutz, Florida 33558	46,998,691 (6)	8.85%

Common Stock	Select University Technologies, Inc., 4040 MacArthur Boulevard, Suite 240, Newport Beach, California 92660	17,880,000	3.66%

Common Stock	Robert A. Hovee, 4040 MacArthur Boulevard, Suite 240, Newport Beach, California 92660	15,309,004	3.13%

Common Stock	David R. Barnes, 4040 MacArthur Boulevard, Suite 240, Newport Beach, California 92660	0	0.00%

Common Stock	James R. Largent, 4040 MacArthur Boulevard, Suite 240, Newport Beach, California 92660	0	0.00%

Common Stock	Shares of all directors and executive officers as a group (3 persons)	15,309,004	3.13%

(1)  The difference between the issued shares and the issued and outstanding shares is the number of shares held by the Company’s transfer agent in escrow for future issuances under the Company’s Stock Incentive Plan.

(2) Except as noted, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them. The number of outstanding shares has been adjusted for a one for one hundred reverse split effective on January 21, 2005, and a three for two stock dividend effective on August 15, 2005.

(3) Applicable percentage ownership of common stock is based on 488,888,122 shares issued and outstanding as of March 6, 2007. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(4) Each share of the 55 shares of Class B preferred stock owned by SUTI Holdings LP is convertible by its terms into 1% of the outstanding common shares of the Company, including the common stock equivalents of all unexercised warrants, options and convertible securities, or a minimum of 7,272,728 shares of common stock. Since there are 488,888,122 shares issued and outstanding stock on March 6, 2007, the 55 preferred shares would convert into minimum of 7,272,728 times 55, which equals 400,000,040 shares of common stock.

(5) This amount is based on the current convertibility of both the Debenture and the warrants issued to La Jolla Cove Investors, Inc. by the Company in connection with the Securities Purchase Agreement between the parties and the limit on beneficial ownership as set forth in that agreement of 9.99% of the outstanding shares of common stock. The amount was calculated based upon 9.99% of the amount of outstanding shares that would result from the conversion by La Jolla Cove, plus the current outstanding shares of the Company, on March 6, 2007.

(6) This amount consists of the following: (a) 4,919,743 shares of common stock; (b) warrants for the purchase of 18,078,948 shares of common stock (remaining out of an original balance of 22,500,000), exercisable for a period of three years after grant (February 4, 2005) at $0.0025 per share; and (c) a warrant for the purchase of 24,000,000 shares of common stock (held in the name of JJ Ellis, LLC, a company controlled by Mr. Pironti), exercisable for a period of three years after grant (April 25, 2005) at the lower of $0.0025 per share or 80% of the closing price on the date of exercise. See Certain Relationships and Related Transactions for a further discussion of these warrants.

Securities Authorized for Issuance under Equity Compensation Plans.

As of December 31, 2006, the Company had adopted four equity compensation plans (none of which has been approved by its stockholders) that still have shares remaining to be issued as of December 31, 2006. The remaining unissued shares under the 2002 Stock Compensation Plan and the 2003 Consultants Stock Compensation Plan were removed from registration in 2006.

(a) 2002 Stock Compensation Plan.

On December 16, 2002, the Company adopted the 2002 Stock Compensation Plan (“2002 Plan”). The purpose of the 2002 Plan is to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors capable of furthering the business of the Company by aligning their economic interests more closely with those of the Company’s stockholders, or by having the ability to pay their retainer or fees in the form of shares of common stock. All 55,000,000 shares of common stock authorized under the 2002 Plan have been registered under Form S-8 filed with the SEC during December 2002. No shares were issued under this plan during the year ended December 31, 2006. As of December 31, 2005, there were 1,800,000 shares remaining to be issued under this plan. All remaining shares were removed from registration on June 27, 2006.

(b) 2003 Consultants Stock Compensation Plan.

On August 19, 2003, the Company adopted the 2003 Consultants Stock Compensation Plan (“2003 Plan”). The purpose of the 2003 Plan is to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s stockholders and by having the ability to pay their retainer or fees in the form of shares of common stock or stock options. All 75,000,000 shares of common stock authorized under this plan have been registered under Form S-8 filed with the SEC during August 2003. The options are exercisable at a price as determined in each case by the board of directors, but in no event shall the price be less than 100% of the fair market value of the shares on the date of grant. There were no options granted under the plan during the year ended December 31, 2006. As of December 31, 2005, there were 13,000,000 shares of common stock remaining to be issued under the 2003 Plan. All remaining shares were removed from registration on June 27, 2006.

(c) Non-Employee Directors and Consultants Retainer Stock Plan.

On January 5, 2001, the Company adopted the Non-Employee Directors and Consultants Retainer Stock Plan (“Non-Employee Plan”) (the Company adopted Amendment No. 6 to this plan on December 22, 2005). The purpose of this plan is to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s stockholders by paying their retainer or fees in the form of shares of common stock or stock options. As of December 31, 2005, all 291,000,000 shares of common stock authorized under this plan have been registered on Form S-8 filed with the SEC (the most recent being in December 2005). A total of 10,900,000 shares were issued out of the Non-Employee Plan during the year ended December 31, 2006. As of December 31, 2006, 12,084,363 shares of common stock remain to be issued under the Non-Employee Plan.

(d) Employee Stock Incentive Plan.

On January 22, 2001, the Company adopted the Employee Stock Incentive Plan (“ESIP) (the Company adopted Amendment No. 4 to this plan on February 7, 2006). The ESIP is intended to allow directors, officers, employees and certain non-employees of the Company to receive options to purchase Company common stock and to receive common stock grants subject to certain restrictions. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. All 235,000,000 shares of common stock authorized under this plan have been registered on Form S-8 filed with the SEC (the most recent being in October 2005). The options are exercisable at 80% of the closing price on the date of exercise (subsequently amended in February 2006 to an exercise price of $0.015 per share).

During the year ended December 31, 2006: (a) options representing 12,513,077 shares of common stock were exercised under the ESIP; (b) 98,258,763 shares of common stock were awarded out of the ESIP and (c) 4,459,481 ESIP shares, issued in 2005, were returned and subsequently cancelled in 2006. As of December 31, 2006, there were 9,004,141 shares of common stock remaining to be issued under the ESIP.

Equity Compensation Plan Information as of December 31, 2006
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	2003 Plan: 12,677,419; ESIP: 1,588,888	2003 Plan: $0.0122; ESIP: $0.015	Directors and Consultants Stock Plan: 12,084,363; Employee Stock Plan: 9,004,141

Total	2003 Plan: 12,677,419; ESIP: 1,588,888	2003 Plan: $0.0122; ESIP: $0.015	Directors and Consultants Stock Plan: 12,084,141; Employee Stock Plan: 9,004,141

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions.

Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

(a) On February 4, 2005, the Company sold three units through a private offering to G. Raymond Pironti, Jr. Each unit included a warrant that entitled the holder to acquire a specific number of shares of the Company’s common stock. According to the provisions of the warrants, the holder has the right and privilege to purchase a number of fully paid and non-assessable shares of the Company’s common stock at any time through February 4, 2008. The number of shares underlying the warrants is obtained by dividing the purchase price of three units by the lowest reported bid price of the Company’s common stock during the 365-day period following the commencement of the pricing period; this number was fixed at 22,500,000 shares on February 4, 2006 (15,000,000 shares plus 7,500,000 shares based on the 1 for 2 stock dividend on August 15, 2005). As of December 31, 2006, 18,078,948 shares of common stock remain exercisable at $0.0025 per share for a period of three years from the date of grant (February 4, 2005) (the balance was exercised on a cashless basis on varying dates in 2006).

(b) On April 25, 2005, the Company entered into an accounts receivable factoring and security agreement with JJ Ellis, LLC (a company controlled by Mr. Pironti) for up to $75,000 (see Exhibit 10.11). Thereafter, an Addendum to this agreement, dated August 8, 2005, was entered into by the parties (see Exhibit 10.12). However, the account receivable that was used as collateral for the factoring agreement was not assigned to the lender and when payment from the customer was received, the factor was not paid, placing the Company in default on the loan. Under the Settlement Agreement of December 2005, the Company agreed to pay interest at an annual rate of 18%. At December 31, 2006 and 2005, the amount owed under the settlement agreement was $38,941and $46,180, respectively. During 2007, payments totalling $5,000 were made. Interest expense on the note was $7,760 and $695 for the periods ended December 31, 2006 and 2005, respectively.

In connection with the factoring agreement, the Company granted to JJ Ellis a warrant to purchase $60,000 of the Company’s common stock. The calculation of the number of shares underlying this warrant is based on the lowest bid price recorded ($0.002) over a 365 day look back period or a 20% discount at time of execution, whichever is lower. Based on this calculation, the number of shares fixed for this warrant on April 25, 2006 was 24,000,000. This warrant is exercisable for a period of three years from grant (April 25, 2005) at the lower of $0.0025 per share or 80% of the closing price on the date of exercise (none of this warrant has been exercised).

(c)  On June 10, 2005, the Company entered into a Share Exchange Agreement with Senz-It, Inc., a California corporation, and its stockholder, SUTI Holdings, LP (see Exhibit 10.4). Under the terms of this agreement, the Company issued the following in exchange for all 1,000,000 shares of Senz-It common stock outstanding:

(1)  a warrant to purchase a total of 12,000,000 shares of common stock, exercisable at $0.0001 per share for a period of five years after issuance; and

(2)  55 shares of Series B preferred stock (each share of which is convertible, at the option of the holder, at any time after the issuance of such share into that number of fully paid and nonassessable shares of common stock equal to 1% of the outstanding shares of common stock then outstanding, after giving consideration to the shares issued as a result of the conversion, any options, warrants, or other convertible securities then outstanding, and any other securities issued simultaneously on the date of conversion). Each share of Class B preferred stock is entitled to the number of votes to which the holders thereof would be entitled if they converted their shares of Class B preferred stock at the time of voting.

According to the terms of the Share Exchange Agreement, the warrant and the preferred stock were issued upon the closing of this transaction.

On August 31, 2005, the parties entered into a first amendment to the Share Exchange Agreement and closed this transaction (see Exhibit 10.7). Under the terms of this amendment, the parties made the following changes, among others:

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

(3)  reference to stockholder approval on the part of the Company was deleted since under Nevada law such approval is not required; and

(4)  the Company agreed that no Company securities will be issued without the written permission of SUTI, except shares issued for services as agreed by the Company and SUTI unless and until director and officer insurance is obtained.

With the issuance of the Series B convertible preferred stock, SUTI controlled a majority of the voting power of the Company.

(d) On June 20, 2005, Select University Technologies, Inc., the general partner of SUTI was hired to manage all operations of Senz-It, Inc. under the terms of a Venture Acceleration Agreement (see Exhibit 10.9). Under the terms of this agreement, Senz-It appointed Select University Technologies, Inc. to provide certain services, personnel and property for consideration of a management fee and a performance fee through October 2009.

The management fee calls for a one-time payment of $100,000 payable in $50,000 of common stock and $50,000 of cash, at such time when the Company has the financial capability to pay in cash and an annual management fee of $930,000 payable in monthly instalments of $77,500. Of the monthly management fee, $25,000 is payable in cash and the remainder is payable in common stock. For 2006, the Company recorded $332,500 in management fees. As of December 31, 2006, the amount owed to Select University Technologies, Inc. under the terms of the Venture Acceleration Agreement was $218,329.

The performance fee is 6% of gross revenue for the first three years of the Venture Agreement. Thereafter, the performance fee is to be calculated at 15% of quarterly operating profit (as defined in the Agreement).

(e) On June 13, 2005, the Company borrowed $5,000 under a promissory note from Torrey Peaks Ventures, a company controlled by the Company’s then president, James Alexander (see Exhibit 10.5). This note was amended on July 14, 2005 (see Exhibit 10.6) so that: (a) the term was extended to one year from the commencement date, and (b) the note was assigned to Innovision, Ltd., a firm controlled by Karen Alexander, Mr. Alexander’s wife. This note has been repaid and cancelled.

(f) On July 28, 2005, the Company granted Mr. Prionti a warrant to purchase 2,516,129 shares of common stock for services rendered to the Company (this number was adjusted to 3,774,194 based on the stock dividend). This warrant was exercisable beginning on January 29, 2006 for a period of four years thereafter at an exercise price of 10% of the closing price on the date of exercise. This warrant was exercised on a cashless basis on October 13, 2006.

(g) On October 10, 2005, the Company granted options to purchase shares of Company common stock to the following current and former directors: (i) James Alexander: 45,000,000 shares to cover accrued but unpaid salary owed to him by the Company; (ii) Robert Hovee: 18,750,000 shares (subsequently reduced on November 17, 2005 to 2,000,000 shares) to cover services performed for Company; (iv) David J. Barnes: 9,375,000 shares (subsequently reduced on December 8, 2005 to 2,000,000 shares) to cover services performed for the Company; and (v) James R. Largent: 9,375,000 shares (subsequently reduced on December 8, 2005 to 2,000,000 shares) to cover services performed for the Company. These options are exercisable into free trading shares of common stock under the Company’s Employee Stock Incentive Plan. On February 13, 2006, all remaining options held by Mr. Hovee, Mr. Barnes, and Mr. Largent were returned to the Company and cancelled.

(e) On May 18, 2006, the Company’s subsidiary, Isotec, issued a demand promissory note in favor of the Company’s controlling stockholder, SUTI Holdings, LP. Under this note, the Company may borrow up to $100,000. These funds are being used to assist in the ongoing operations of the Company. Under the terms of the promissory note in connection with this loan, the principal and all accrued interest is to be no later than 30 days following the commencement date. The principal amount from time to time outstanding is to bear simple interest from the commencement date through the maturity date at a rate equal to 8% of the loan amount. After an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%. The Company owed $1,465 under this note at December 31, 2006.

(f) On July 21, 2006, Mr. Hovee received 9,142,857 shares of free trading common stock as payment for services rendered to the Company. These shares were valued at $64,000 ($0.007 per share).

(g) On February 1, 2007, the Company granted options under the Company’s Directors, Officers and Employees Stock Options Plan to each of its executive officers as follows: Robert Hovee: 10,000,000 shares; David Barnes: 5,000,000 shares; and James Largent: 5,000,000 shares (see Item 8b, Other Information, for a further discussion of this plan).

(h) On February 13, 2007, the Company granted 7,616,147 shares of common stock to Mr. Hovee as compensation for services rendered to the Company valued at $49,505 ($0.0065 per share).

(i)  On February 21, 2007, the Company entered into a consulting agreement with its chief executive officer, Robert Hovee, through an agreement with RAH Consulting Group, Inc. (see Exhibit 10.13). This agreement covers his services to be rendered for this Company in that position for the period of January 1, 2007 through December 31, 2007. In consideration of the services rendered, the Company will pay Mr. Hovee a fee of $8,000 per month, in cash or stock, at the Company’s discretion. Mr. Hovee will be eligible to participate in the Company’s Stock Option Plan, effective on January 1, 2006. The Company will reimburse Mr. Hovee for all reasonable business expenses incurred while performing services for the Company. In addition, healthcare insurance premiums for Mr. Hovee will be paid by the Company. This agreement is to remain in effect until terminated by either party as of the date set forth in a written notice to the other party delivered in accordance with the notice provisions of the agreement at least 30 days prior to such date. In the event of the termination of this agreement, any accrued but unpaid fees will be paid within ten days of the effective date of such termination.

(j) The Company shares office space with Select University Technologies, Inc. The Company is charged $800 per month, plus operating and administrative expenses. The total rent and operating expenses charged to the Company for the year ended December 31, 2006 was $47,719.

For each of the transactions noted above, the transaction was negotiated, on the part of the Company, on the basis of what is in the best interests of the Company and its stockholders. In addition, in each case the interested affiliate did not vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

Certain of the Company’s officers and directors are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office or serve on a board of directors. As a result, certain conflicts of interest may arise between the Company and such officers and directors. The Company will attempt to resolve such conflicts of interest in its favor.

Director Independence.

The Company does not have a nominating committee, compensation committee or executive committee of the board of directors, stock plan committee or any other committees, except for an Audit Committee, which is composed of Messrs. Barnes and Largent (who are both independent directors of the company). Mr Barnes has been designated as the Audit Committee financial expert.

ITEM 13. EXHIBITS.

Exhibits included or incorporated by reference in this document are set forth in the Exhibit Index.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Audit Fees.

The aggregate fees billed for each of the last two fiscal years for professional services rendered by L.L. Bradford & Company, LLC and by KMJ Corbin and Company LLP (formerly known as Corbin & Company, LLP and replaced L.L. Bradford in 2006) for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB: 2006: L.L. Bradford (approximately $31,000) KMJ Corbin and Company LLP (approximately $40,000); and for 2005: L.L. Bradford approximately $18,000.

Audit-Related Fees.

The aggregate fees billed in each of the last two fiscal years for assurance and related services by the Accountant that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported under Audit Fees above: $0.

Tax Fees.

The aggregate fees billed in each of the last two fiscal years for professional services rendered by the Accountant for tax compliance, tax advice and tax planning: $0.

All Other Fees.

The aggregate fees billed in each of the last two fiscal years for products and services provided by the Accountant, other than the services reported above: $0.

Audit Committee.

The Company’s Audit Committee consists of David J. Barnes and James R. Largent, both of whom are independent directors. The Audit Committee has not adopted a written charter. Mr. Barnes has been designated as the Audit Committee’s “financial expert” as defined in Item 401(e) of Regulation S-B.

The primary responsibility of the Audit Committee is to oversee the Company’s financial reporting process on behalf of the Company’s board of directors and report the result of their activities to the board. Such responsibilities include, but are not limited to, the selection and if necessary the replacement, of the Company’s independent registered public accounting firm, and the review and discussion with such independent registered public accounting firm (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including the Company’s system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the consolidated financial statements to be included in the Company’s annual report on Form 10-KSB.

The Company’s policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Am, Inc.

Dated: April 2, 2007	By:	/s/ Robert A. Hovee
Robert A. Hovee, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated:

SignSignature	Title	Date

/s/ Robert A. Hovee	Chief Executive Officer/Director	April 2, 2007
Robert A. Hovee

/s/ David J. Barnes	Chief Financial Officer/Director	April 2, 2007
David J. Barnes

/s/ James R. Largent	Secretary/Director	April 2, 2007
James R. Largent

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

World Am, Inc.

We have audited the accompanying consolidated balance sheet of World Am, Inc. (a development stage company) (the “Company”) as of December 31, 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative data from March 4, 2005 (inception) to December 31, 2005 in the consolidated statements of operations, stockholders’ deficit and cash flows, which were audited by another independent registered public accounting firm whose report dated April 21, 2006, which expressed an unqualified opinion (the report was modified related to the uncertainty of the Company’s ability to continue as a going concern), has been furnished to us. Our opinion, insofar as it relates to the amounts included for the cumulative period from March 4, 2005 (inception) to December 31, 2005, is based solely on the reports of the other independent registered public accounting firm.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other independent registered public accounting firm, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Am, Inc. (a development stage company) as of December 31, 2006, and the results of its operations and its cash flows for the year then ended and for the cumulative period from March 4, 2005 (inception) to December 31, 2006 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, effective January 1, 2006, the Company changed its method of accounting for share-based compensation to adopt Statement of Financial Accounting Standards No. 123(R), “Share-Based Payment.”

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and has yet to be successful in establishing profitable operations. Additionally, the Company’s current liabilities exceed its current assets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company LLP
Irvine, California March 20, 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
World Am, Inc.
Newport Beach, California

We have audited the accompanying consolidated balance sheet (restated) of World Am, Inc. as of December 31, 2005, and the related consolidated statements of operations, stockholders’ deficit (restated), and cash flows for the period from March 4, 2005 (Inception) through December 31, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of World Am, Inc. as of December 31, 2005, and the results of its operations and cash flows for the period from March 4, 2005 (Inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered losses from operations and its current liabilities exceed current assets, all of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regards to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ L.L. Bradford & Company, LLC
L.L. Bradford & Company, LLC April 21, 2006 Except for Note 1. - “Restatement of Financial Statements,” as to which date is March 20, 2007 Las Vegas, Nevada

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31, 2006	December 31, 2005
		(Restated)
ASSETS
Current assets
Cash	$122,008	$10,403
Accounts receivable, net of allowance of $0 in 2006 and 2005	18,474	24,108
Inventories	79,801	12,152
Prepaid expenses and other current assets	5,360	—
Total current assets	225,643	46,663

Fixed assets, net	4,489	5,870
Intangible assets	25,000	—
Refundable deposit	3,820	7,050

Total assets	$258,952	$59,583

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$657,769	213,264
Accrued consultant fees	237,250	--
Accrued wages	137,399	16,529
Due to stockholders	326,474	559,075
Payroll taxes payable	328,070	296,724
Deferred revenue	61,347	—
Notes payable	99,441	98,180
Convertible debenture and accrued interest payable,
net of unamortized discount of $210,714	72,970	—
Total current liabilities	1,920,720	1,183,772

Derivative and warrant liabilities	2,651,660	—

Total liabilities	4,572,380	1,183,772

Commitments and contingencies

Stockholders’ deficit
Class A preferred stock, $0.0001 par value (liquidation preference of $1,700 per share); 40,000,000 shares authorized, 1369 shares
issued and no shares outstanding as of December 31, 2006 and 2005	—	—

Class B preferred stock, $0.0001 par value (liquidation preference of $145,455 per share); 40,000,000 shares authorized, 55 shares

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	December 31, 2006	December 31, 2005
		(Restated)
issued and outstanding as of December 31, 2006 and 2005	—	—

Common stock; $0.0001 par value; 1,500,000,000 shares
authorized, 359,844,014 and 131,167,959 shares issued
as of December 31, 2006 and 2005, respectively;	—	—
330,037,091 and 113,547,959 shares outstanding as of
December 31, 2006 and 2005, respectively (1)	33,004	11,355
Additional paid-in capital	630,214	(310,997)
Receivable related to issuance of common stock	—	(224,040)
Deficit accumulated during the development stage	(4,976,646)	(600,507)

Total stockholders’ deficit	(4,313,428)	(1,124,189)

Total liabilities and stockholders’ deficit	$258,952	$59,583

(1) The difference between the issued shares and the issued and outstanding shares is the number of shares held by the Company’s transfer agent in escrow for future issuance under the Company’s Stock Incentive Plan.

See reports of independent registered public accounting firms and notes to the consolidated financial statements.

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2006		From March 4, 2005 (Inception) Through December 31, 2005	From March 4, 2005 (Inception) Through December 31, 2006

Revenues		$245,476	$212,772	$458,248

Cost of revenues		82,827	115,785	198,612

Gross profit		162,649	96,987	259,636

General and administrative expenses		2,062,487	787,491	2,849,978

Loss from operations		(1,899,838)	(690,504)	(2,590,342)

Other income (expense)
Miscellaneous		(1,407)	(14,090)	(15,497)
Settlement gain			116,000	116,000
Interest expense		(3,138,687)	(11,913)	(3,150,600)
Change in fair value of derivative and warrant liabilities		663,793	—	(663,793)
		(2,476,301)	89,997	(2,386,304)

Loss before provision for income taxes		(4,376,139)	(600,507)	(4,976,646)

Provision for income taxes		—	—	—

Net loss	$	(4,376,139)	$(600,507)	$(4,976,646)

Loss per common share, basic and diluted	$	(0.02)	$(0.01)

Basic and diluted weighted average common shares outstanding		191,253,289	40,137,947

See reports of independent registered public accounting firms and notes to the consolidated financial statements.

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH DECEMBER 31, 2006

								Receivable
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional	Related to Issuance of	Deficit Accumulated During the	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Common Stock	Development Stage	Stockholders’ Deficit
Senz-It, Inc. March 4, 2005 (inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—

Issuance of shares to Senz-It, Inc. founders	—	—	55	—	—	—	10,000	—	—	10,000

Assumption by Senz-It, Inc. of World Am, Inc. capital structure, and outstanding warrants and options (restated)	1,369	—	—	—	66,570,285	6,656	(773,977)	(220,000)	—	(987,321)

Common stock issued in September 2005 for services, weighted average $0.004 per share	—	—	—	—	15,410,573	1,541	52,916	—	—	54,457

Common stock issued in October 2005 for services, weighted average $0.003 per share	—	—	—	—	12,748,670	1,275	39,521	—	—	40,796

Common stock issued in October 2005 for services, weighted average $0.018 per share	—	—	—	—	1,795,574	180	31,961	—	—	32,141

Common stock issued in November 2005 to employees, weighted average $0.024 per share	—	—	—	—	10,375,000	1,038	249,229	—	—	250,267

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH DECEMBER 31, 2006
(continued)

								Receivable
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional	Related to Issuance of	Deficit Accumulated During the	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Common Stock	Development Stage	Stockholders’ Deficit
Common stock issued in December 2005 to employees, weighted average $0.024 per share	—	—	—	—	2,005,000	201	19,460	(4,040)	—	15,621

Conversion of note payable for shares of common stock in December 2005 weighted average of $0.013 per share	—	—	—	—	4,642,857	464	59,893	—	—	60,357

Net loss	—	—	—	—	—	—	—	—	(600,507)	(600,507)

Balance, December 31, 2005 (restated)	1,369	—	55	—	113,547,959	11,355	(310,997)	(224,040)	(600,507)	(1,124,189)

Common stock issued in January 2006 to employees, weighted average $0.009 per share	—	—	—	—	3,740,000	374	34,082	—	—	34,456
Common stock issued to vendor in January 2006 for services, weighted average $0.010 per share	—	—	—	—	12,000,000	1,200	121,200	—	—	122,400

Common stock issued in January 2006, for services, weighted average $0.009 per share	—	—	—	—	2,700,000	270	23,310	—	—	23,580

WORLD AM, INC.
(A DEVELOPMENTS STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH DECEMBER 31, 2006
(continued)

								Receivable	Deficit
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional	Related to Issuance of	Accumulated During the	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Common Stock	Development Stage	Stockholders’ Deficit
Common stock issued in February 2006 for services, weighted average $0.018 per share	—	—	—	—	2,150,000	215	38,649	—	—	38,864

Common stock issued in March 2006 to employees, weighted average $0.017 per share	—	—	—	—	626,923	63	10,366	—	—	10,429

Common stock issued in March 2006 for exercise of warrant, weighted average $0.0001	—	—	—	—	30,879,999	3,088	24,700	—	—	27,788

Common stock issued in March 2006 for services, weighted average $0.014 per share	—	—	—	—	500,000	50	6,950	—	—	7,000

Common stock issued in March 2006 for services, weighted average $0.017 per share	—	—	—	—	673,077	67	11,131	—	—	11,198

Payment for shares issued December 2005	—	—	—	—	—	—	—	4,040	—	4,040

Common stock issued in April 2006 for services, weighted average $0.015 per share	—	—	—	—	1,600,000	160	24,382	—	—	24,542

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH DECEMBER 31, 2006
(continued)

								Receivable
	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional	Related to Issuance of	Deficit Accumulated During the	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Common Stock	Development Stage	Stockholders’ Deficit
Common stock issued in April 2006 to employees, weighted average $0.015 per share	—	—	—	—	350,000	35	5,215	—	—	5,250

Common stock issued in May 2006 to employees, weighted average $0.0119 per share	—	—	—	—	1,000,000	100	11,800	—	—	11,900

Cancellation of common stock issued to employee in 2005	—	—	—	—	(4,459,481)	(446)	(47,320)	—	—	(47,766)

Common stock issued in June 2006 for services, weighted average $0.007 per share	—	—	—	—	1,500,000	150	10,350	—	—	10,500

Common stock issued in June 2006 to employees, weighted average $0.007 per share	—	—	—	—	2,200,000	220	15,880	—	—	16,100

Common stock issued in July 2006 for services, weighted average $0.007 per share	—	—	—	—	33,285,713	3,329	229,671	—	—	233,000

Common stock issued in July 2006 to employees, weighted average $0.0081 per share	—	—	—	—	3,595,125	359	28,595	—	—	28,954

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH DECEMBER 31, 2006
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional	Receivable Related to Issuance of	Deficit Accumulated During the	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Common Stock	Development Stage	Stockholders’ Deficit
Common stock issued in August 2006 to employees, weighted average $0.0054 per share	—	—	—	—	2,968,000	297	15,656	—	—	15,953

Common stock issued in August 2006 for services, weighted average $0.006 per share	—	—	—	—	2,153,846	215	12,708	—	—	12,923

Common stock issued in September 2006 to employees, weighted average $0.0054 per share	—	—	—	—	2,176,240	217	11,178	—	—	11,395

Common stock issued in September 2006 for services, weighted average $0.0045 per share	—	—	—	—	5,952,381	595	26,189	—	—	26,784

Reversal of receivable related to issuance of common stock	—	—	—	—	—	—	(220,000)	220,000	—	—

Common stock issued in October 2006 for services, weighted average $0.005 per share	—	—	—	—	22,362,000	2,236	109,574	—	—	111,810

Exercise of stock option in October 2006 weighted average $0.002 per share	—	—	—	—	3,396,774	340	6,454	—	—	6,794

Common stock issued in October 2006 to employees, weighted average $0.0048 per share	—	—	—	—	3,603,301	360	16,781	—	—	17,141

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH DECEMBER 31, 2006
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional	Receivable Related to Issuance of	Deficit Accumulated During the	Total
	Shares	Amount	Shares	Amount	Shares	Amount	Paid-in Capital	Common Stock	Development Stage	Stockholders’ Deficit
Common stock issued in November 2006 for services, weighted average $0.0043 per share	—	—	—	—	3,136,905	314	13,036	—	—	13,350

Common stock issued in November 2006 to employees, weighted average $0.0041 per share	—	—-	—	—	4,403,822	440	17,682	—	—	18,122

Common stock issued in December 2006 for services, weighted average $0.0041 per share	—	—-	—	—	2,317,074	232	9,268	—	—	9,500

Common stock issued in December 2006 for services, weighted average $0.0040 per share	—	—-	—	—	4,054,356	406	15,812	—	—	16,218

Common stock issued for cash, weighted average $0.005 per share	—	—	—	—	65,000,000	6,500	307,850	—	—	314,350

Options vesting during the year	—	—	—	—	—	—	3,168	—	—	3,168

Net loss	—	—	—	—	—	—	—	—	(4,376,139)	(4,376,139)
Balance, December 31, 2006	1,369	$—	55	$—	330,037,091	$33,004	$630,214	$—	$(4,976,646)	$(4,313,428)

(1) In January 2006, the Company made the determination to cancel the 1,369 shares of Class A preferred stock based on non-performance under a related loan agreement. Therefore, the Company considers these shares to be issued, since they have not actually been cancelled yet, but not outstanding.

See reports of independent registered public accounting firms and notes to the consolidated financial statements.

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2006	From March 4, 2005 (Inception) Through December 31, 2005	From March 4, 2005 (Inception) Through December 31, 2006
Cash flows from operating activities:
Net loss	$(4,376,139)	$(600,507)	$(4,976,646)
Adjustments to reconcile net loss to net
cash used in operating activities:
Initial fair value of derivative and warrant liabilities	3,040,453	—	3,040,453
Change in fair value of derivative and warrant liabilities	(663,793)	—	(663,793)
Depreciation	2,790	1,840	4,630
Stock issued for services	643,064	187,751	830,815
Loss on reclassification of capital lease asset	—	2,388	2,388
Options vesting during the period	3,168	—	3,168
Settlement gain	—	(116,000)	(116,000)
Accrued interest added to principal balance, net of interest payments	9,945	—	9,945
Amortization of discount on convertible debt	64,286	—	64,286
Changes in operating assets and liabilities:
Accounts receivable, net	5,634	24,008	29,642
Inventories	(67,649)	(1,068)	(68,717)
Prepaid expenses and other current assets	(5,360)	—	(5,360)
Refundable deposits	3,230	3,200	6,430
Accounts payable and accrued expenses	802,625	50,260	852,885
Payroll taxes payable	31,346	112,205	143,551
Deferred revenue	61,347	—	61,347
Net cash used in operating activities	(445,053)	(335,923)	(780,976)

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31, 2006	From March 4, 2005 (Inception) Through December 31, 2005	From March 4, 2005 (Inception) Through December 31, 2006
Cash flows from investing activities:
Cash acquired in reverse merger	—	935	935
Purchase of fixed assets	(1,409)	—	(1,409)
Purchase of intangible assets	(25,000)	—	(25,000)
Net cash (used in) provided by investing activities	(26,409)	935	(25,474)

Cash flows from financing activities:
Net change in due to related parties (payments of
$245,389 and advances of $12,788)	(232,601)	115,223	(117,378)
Proceeds from exercise of warrants	27,788	—	27,788
Proceeds from issuance of convertible debenture	275,000	—	275,000
Proceeds from sale of preferred stock	—	10,000	10,000
Proceeds from exercise of employee stock options	194,490	265,888	460,378
Principal payments on convertible note payable	—	(30,000)	(30,000)
Proceeds from sale of common stock, net of professional fees	318,390	—	318,390
Principal payments on note payable	—	(15,720)	(15,720)
Net cash provided by financing activities	583,067	345,391	928,458

Net change in cash	111,605	10,403	122,008

Cash, beginning of period	10,403	—	—

Cash, end of period	$122,008	$10,403	$122,008

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31, 2006	From March 4, 2005 (Inception) Through December 31, 2005	From March 4, 2005 (Inception) Through December 31, 2006

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$1,468	$4,227	$5,695

Schedule of non-cash operating, investing and financing activities:

Acquisition of Senz-It, Inc. patent, licenses and options	$—	$1,063,992	$1,063,992

Acquisition other assets and liabilities in reverse merger	$—	$(995,956)	$(995,956)

Issuance of 55 shares of Class B preferred stock	$—	$—	$—

Issuance of warrants for purchase of 18,000,000 shares of common stock	$—	$—	$—

Reclassification of capital lease	$—	$(8,175)	$(8,175)

Removal of fixed asset due to reclassification of capital lease	$—	$10,563	$10,563

Discount on convertible debt	$275,000	$—	$275,000

See reports of independent registered public accounting firms and notes to the consolidated financial statements

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization.

World Am, Inc. (“World Am” or “Company”) was organized in 1994. In 2002, World Am changed its domicile from Florida to Nevada. The Company currently has three wholly owned subsidiaries: Technology Development International, Inc. (“TDI”), Isotec, Inc. (“Isotec”) and Senz-It, Inc. (“Senz-It”).

TDI is a Colorado corporation founded in 1997 and, at present, is dormant.

Isotec is a Colorado corporation founded in 1998 that develops, manufactures and distributes automated passage control and security devices to government and other commercial enterprises. At present, all of the Company’s revenue is generated by Isotec.

Senz-It is a California corporation founded on March 4, 2005 to develop, commercialize and market technology in the field of micro-sensor elements and sensor arrays to the homeland security, indoor air quality, food purity and processing and medical diagnostic industries.

Acquisition of Senz-It, Inc. and Reverse Acquisition Accounting.

On August 31, 2005, the Company consummated an agreement to acquire 100% of the issued and outstanding capital stock of Senz-It, Inc. In exchange, the Company issued a warrant to purchase 18,000,000 shares of its common stock and 55 shares of its Class B convertible preferred stock to SUTI Holdings LP (“SUTI”), the owner of Senz-It at the time. The exercise price of the common shares under these warrants is $0.001 per share. The warrants vested immediately and expire in August 2010. Each share of Class B preferred stock is convertible into 1% of the outstanding common shares of the Company at the time of conversion, including the common stock equivalents of all unexercised warrants, options and convertible securities, or a minimum of 7,272,728 shares of common stock. The holders of the series B preferred stock are entitled to the number of votes the holder would be entitled to had they converted the shares of series B stock at the time of the vote. In addition, SUTI has selected three directors to sit on the Company board of directors, constituting a majority of the Board.

Due to the change in voting control and of senior management, the transaction was recorded as a “reverse-merger” whereby Senz-It was considered to be the acquirer for accounting purposes. The transaction is equivalent to the issuance of stock by a development stage company (Senz-It, Inc.) for the net monetary assets of a public company (the Company), accompanied by a recapitalization. Prior to the transaction, World Am was a public company with assets of $88,656, liabilities totalling $1,075,978 and 66,570,285 shares of common stock issued and outstanding. Senz-It was a privately owned, non-operating development stage company. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets were not recorded. Accordingly, these financial statements are the historical financial statements of Senz-It. The accompanying consolidated financial statements reflect activities from March 4, 2005, the date of inception of Senz-It and forward.

76

In connection with the acquisition of Senz-It, the Company accrued the cost of a finder’s fee and other services of $204,400 to a consultant. This fee consists of a cash payment of $80,000 and the issuance of 12 million shares of common stock, valued at $122,400 on December 31, 2005.

The following is a pro forma statement of operations showing the effect as if the Company and Senz-It had been combined from the date of Senz-It’s inception:

Condensed Pro Forma Statement of Operations Period
from Inception through December 31, 2005
(Unaudited)

Revenue	$434,763
Cost of revenues	308,273
Gross profit	126,490
Selling, general and administrative expenses	1,861,049
Loss from operations	(1,734,559)
Other expense	(166,155)
Loss before provision for income taxes	(1,900,714)
Provision for income taxes	-

Net loss	$(1,900,714)

On March 7, 2006, SUTI Holdings, LP, the former stockholder of Senz-It assigned the warrant to Select University Technologies, Inc., which then exercised the warrant in a cashless transaction that resulted in the issuance of 17,880,000 restricted shares of common stock (the balance of 120,000 shares was withheld in the cashless exercise of the warrant).

Basis of Presentation.

The accompanying consolidated financial statements include the accounts and transactions of World Am and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Company affected a 100-to-1 reverse stock split in January 2005 and a three-for-two stock dividend in August 2005. The financial statements presented herein have been restated to reflect the reverse stock splits as if they had occurred at the beginning of each period presented.

The Company is in the development stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises”, with its principal activity being: (a) developing, manufacturing and distributing automatic passage control and security devices, and (b) marketing innovative technologies in the field of micro-sensor elements and sensor arrays.

Restatement of Financial Statements.

After reviewing the accounting for the reverse acquisition, management has determined that the initial recording of the reverse acquisition in 2005 was not in accordance with the Company’s policy and needed to be adjusted.

The effect of the adjustment on the Company’s 2005 consolidated balance sheet and consolidated statement of stockholders’ deficit was a decrease in additional paid-in capital of $995,955 and a decrease in the deficit accumulated during the development stage of $995,955. There was no change in the net loss as reported or in the consolidated statement of cash flows.

Going Concern.

The Company incurred a net loss and had a capital deficit of $4,976,646 for the period from inception (March 4, 2005) through December 31, 2006. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might enjoy will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges. There is no assurance that the Company will be able to obtain debt or equity financing on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Reclassification.

Certain amounts in the 2005 consolidated financial statements have been reclassified to conform to the 2006 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the realization of accounts receivable and inventories, the value of shares issued for services and the amount of the deferred tax asset valuation allowance. Accordingly, actual results could differ from these estimates.

Concentration of Credit Risk.

Cash.

The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. As of December 31, 2006 the Company had a balance of approximately $28,000 in excess of the insured limit. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

Customers.

Three and two customers accounted for approximately 83% and 87% of revenues in 2006 and 2005, respectively. Accounts receivable at December 31, 2006 consisted of balances due from two customers. One customer owed $17,822. Accounts receivable at December 31, 2005 consisted of balances due from seven customers. Once customer owed $20,165.

Accounts Receivable.

Accounts receivable consists of amounts billed to customers upon performance of service or delivery of goods. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified. Since all outstanding receivables as of December 31, 2006 and 2005 have been collected, the Company has not provided for any allowance for doubtful accounts.

Inventories.

Inventories are stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventories consist of raw materials, work-in-process and finished goods held for sale. The Company’s management monitors the inventories for excess and obsolete items and makes necessary valuation adjustments when required. Adjustments are considered to be a permanent reduction in the cost basis of the corresponding inventory.

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

Intangible Assets.

Intangaible assets consist of a license to use the technology developed by SUNY (see Note 5) and is stated at cost. Upon commencement of sales of the product, these amounts will be amortized over the shorter of the expected life of the product or the remaining term of the license agreement.

Long-Lived Assets.

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2006, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

Convertible Debenture and Beneficial Conversion Feature.

If the conversion feature of conventional convertible debt provides for a rate of conversion that is below market value, this feature is characterized as a beneficial conversion feature (“BCF”). A BCF is recorded by the Company as a debt discount pursuant to Emerging Issues Task Force (“EITF”) Issue No. 98-5, “Accounting for Convertible Securities with Beneficial Conversion Features or Contingency Adjustable Conversion Ratio,” and EITF Issue No. 00-27, “Application of EITF Issue No. 98-5 to Certain Convertible Instruments.” In those circumstances, the convertible debt will be recorded net of the discount related to the BCF. The Company amortizes the discount to interest expense over the life of the debt using the effective interest method.

Derivative Financial Instruments.

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company’s derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. (see Note 9). These embedded instruments related to the Debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. During the year ended December 31, 2006, the Company recorded the initial fair value of the conversion feature of $1,151,759 of which $876,759 was recorded as interest expense in the accompanying consolidated statement of operations and $275,000 was recorded as a discount on the debt and is being amortized to interest expense over the life of the debt. The Company also recorded the initial value of the attached warrants of $2,075,694 as a component of interest expense in the accompanying consolidated statements of operations. At December 31, 2006, the fair value of the conversion feature and the warrants amounted to $2,565,660. The decrease in the fair value of the conversion features and warrants of $643,793 is included as a component of other income in the accompanying consolidated statement of operations. Derivatives and warrants were valued primarily using the Black-Scholes option pricing model with the following assumptions: dividend yield of 0%, annual volatility of 127%, and risk free interest rate of 4.70% - 4.74%. The derivatives are classified as long-term liabilities.

In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting date. Non-employee stock options and warrants were valued primarily using the Black-Scholes option-pricing model with the following assumptions: dividend yield of 0%, volatility of 127% and risk free interest rate of 4.72%. The initial fair value assigned to the non-employee options and warrants was $106,000, which was recorded as interest expense. At December 31, 2006, the fair value of the non-employee warrants was $86,000. The decrease in the fair value of $20,000 is recorded as other income in the consolidated statement of operations.

Fair Value of Financial Instruments.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, amounts due to stockholders, notes payable and convertible debentures. Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values due to their short maturities and rates currently available to the Company for similar debt instruments.

Stock-Based Compensation.

The World Am, Inc. Amended and Restated Employee Stock Incentive Plan (“ESIP Plan”), dated February 7, 2006, is intended to allow designated officers and employees, and certain non-employees of the Company, to receive options to purchase common stock, and to receive common stock grants subject to certain restrictions. The purpose of this plan is to provide employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees of exceptional ability. The purchase price of shares under the plan is $0.015 per share. The option period begins on the date of grant and will not exceed ten years. The maximum number of shares of stock that may be issued under this plan is 235,000,000.

During the year ended December 31, 2006: (a) options representing 12,513,077 shares of common stock were exercised under the ESIP Plan; (b) 98,258,763 shares of common stock were awarded out of the ESIP Plan and (c) 4,459,481 ESIP shares, issued in 2005, were returned and subsequently cancelled in 2006. As of December 31, 2006, there were 9,004,141 shares of common stock remaining to be issued under the ESIP Plan.

The World Am, Inc. Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (“Non-Employee Plan”), dated December 22, 2005, is intended to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, and allow the Company to pay their retainer or fees in the form of shares of common stock or stock options. The maximum number of shares of stock that may be issued under this plan is 291,000,000.

A total of 10,900,000 shares were issued out of the Non-Employee Plan during the year ended December 31, 2006. As of December 31, 2006, 12,084,363 shares of common stock remain to be issued under the Non-Employee Plan.

All issuances of the Company’s stock for non-cash consideration have been assigned a per share amount equalling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and have been valued at the amount billed by the consultant for services provided.

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services” and EITF Issue No. 00-18, “Accounting recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instrument issued is determined at the earlier of (a) the date at which a commitment for performance by the consultant or vendor is reached or (b) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company will record the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid expenses in the consolidated balance sheet.

On January 1, 2006, the Company adopted SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123 (R)”) which establishes standards for the accounting of transactions in which an entity exchanges its equity instruments for goods or services, primarily focusing on accounting for transactions where an entity obtains employee services in share-based payment transactions. SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. SFAS No. 123(R) supersedes Accounting Principles Board (“APB”) Opinion No. 25, “Accounting for Stock Issued to Employees” for periods beginning after December 15, 2005. In March 2005, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R). The Company has applied the provisions of SAB No. 107 in its adoption of SFAS No. 123(R).

The Company adopted SFAS No. 123(R) using the modified prospective transition method, which requires the application of the accounting standard as of January 1, 2006, the first day of the Company’s fiscal year. The Company’s consolidated financial statements as of and for the year ended December 31, 2006 reflect the impact of SFAS No. 123(R). In accordance with the modified prospective transition method, the Company’s consolidated financial statements for the prior period have not been restated to reflect, and do not include, the impact of SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s consolidated statements of operations. Prior to the adoption of SFAS No. 123(R), the Company accounted for stock-based awards to employees and directors using the intrinsic value method in accordance with APB Opinion No. 25 as allowed under SFAS No. 123, “Accounting for Stock-Based Compensation.” Under the intrinsic value method, no stock-based compensation expense had been recognized in the Company’s consolidated statements of operations, other than as related to option grants to employees and consultants below the fair market value of the underlying stock at the date of grant.

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the periods ended December 31, 2006 and 2005. Prior to the adoption of SFAS No. 123(R), those benefits would have been reported as operating cash flows had the Company received any tax benefits related to stock option exercises.

The fair value of each stock-based award is estimated on the grant date using the Black-Scholes option-pricing model. Expected volatilities are based on the historical volatility of the Company’s stock price. The expected term of options granted subsequent to the adoption of SFAS No. 123(R) is derived using the simplified method as defined in the SAB No. 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	2006	2005
Risk-free interest rate	4.7%	4.0%
Expected life of the options	5 years	5 years
Expected volatility	127%	139%
Expected dividend yield	0%	0%

A summary of option activity under the ESIP Plan and changes during the years ended December 31, 2006 and December 31, 2005 are presented below:

	Weighted-Average		Remaining	Aggregate
	Shares	Exercise Price(1)	Contractual Term (Years)	Intrinsic Value
Outstanding and exercisable at January 1, 2006	65,016,000 (1)	$0.015	9.8	$—
Vested	72,000	0.015	8.8	$1,152
Granted	12,513,077	0.015	—	$—
Cancelled/forfeited	(63,500,000)
Exercised	(12,513,077)	0.015	—	$—
Outstanding and exercisable at December 31, 2006	1,588,000	$0.015	8.8	$—

(1) As of January 1, 2006, the exercise price was 80% of the closing price on the date of exercise per share. The exercise price was changed to $0.015 in the Amended and Restated Employee Stock Incentive Plan dated February 7, 2006.

A summary of the activity of the Company’s non-vested options is presented below:

	December 31, 2006
	Weighted-Average		Remaining	Remaining Unrecognized
	Shares	Grant-Date Fair Value	Months to Vest	Compensation Cost
Non-vested outstanding at December 31, 2005	144,000	$0.016	24	$2,304
Granted	—	—		—
Vested	(72,000)	$0.016		(1,152)
Forfeited	—	—		—
Non-vested outstanding at December 31, 2006	72,000	$0.016	12	$1,152

Prior to fiscal 2006, the weighted-average fair value of stock-based compensation to employees was based on the single option valuation approach. Forfeitures were recognized as they occurred and it was assumed no dividends would be declared. As all stock options vested immediately, all compensation expense was recognized on the grant date. Therefore, net loss for the year ended December 31, 2005 would not have been different than as reported.

Net Loss Per Common Share.

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings per Share,” and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the year ended December 31, 2006 and December 31, 2005, basic and diluted earnings per share were the same. Had such shares been included in diluted earnings per share, they would have resulted in weighted-average common shares of 645,703,548 for the year ended December 31, 2006.

Revenue Recognition.

The Company recognizes revenue in accordance with SAB No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collectibility is probable.

Sales and manufacture of customized commercial products are recognized under the percentage-of-completion basis when: (1) contracts executed by the parties normally include provisions that clearly specify the enforceable rights regarding goods or service to be provided and received by the parties, the consideration to be exchanged, and the manner and terms of settlement; (2) the buyer can be expected to satisfy his obligations under the contract; (3) the Company can be expected to perform its contractual obligations; and (4) the Company can make reasonably dependable estimates of costs to complete and the extent of progress toward completion. The Company measures the extent of progress toward completion by using a ratio of costs incurred to total estimated costs. The effects of changes in the estimates, if any, are reported in the period of change and subsequent periods. Estimated losses on long-term contracts are recorded in the period in which the loss becomes evident. Contracts not meeting the above criteria are reported on the completed contract method. All other sales of products are recognized upon shipment.

As of December 31, 2006, the Company recorded deferred revenue of $61,347 that represents progress billings on a contract that was placed on hold in the third quarter of 2006.

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

Income Taxes.

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

Recent Accounting Pronouncements.

In May 2005, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 154, “Accounting Changes and Error Corrections,” which replaces APB Opinion No. 20, “Accounting Changes” and SFAS No. 3, “Reporting Accounting Changes in Interim Financial Statements,” and changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS No. 154 requires retrospective application to prior periods’ financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. SFAS No. 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of SFAS No. 154 did not have a material impact on the Company’s consolidated financial position or results of operations.

In July 2006, the FASB issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The Company has not yet analyzed the impact this Interpretation will have on the Company’s financial condition, results of operations, cash flows or disclosures.

In September 2006, the FASB adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of non-performance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007. The Company has not yet determined the effect adoption of SFAS No. 157 will have on its financial position or results of operations.

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The adoption of this statement is not expected to have a material impact on the Company’s consolidated financial condition or results of operations.

NOTE 3 - INVENTORIES

Inventories consist of raw materials as of December 31, 2006 and 2005.

NOTE 4 - FIXED ASSETS

Fixed assets consist of the following at December 31:

	2006	2005

Furniture and equipment	$4,209	$3,452
Computers	6,307	5,655
Machinery and equipment	7,872	7,872

	18,388	16,979
Less: accumulated depreciation	(13,899)	(11,109)

	$4,489	$5,870

Depreciation expense was $2,790 and $1,840 for the years ended December 31, 2006 and 2005, respectively.

NOTE 5 - INTANGIBLE ASSETS

Senz-It, a wholly owned subsidiary of the Company, exercised its option to enter into an exclusive, royalty-bearing license with The Research Foundation of the State University of New York at Buffalo (“SUNY”). This license is intended to cover patents developed by that university that will enable Senz-It to develop technology with an entirely new approach to sensing, process monitoring, homeland security and environmental scanning applications. At December 31, 2006, the Company prepaid a license issue fee of $25,000.

On January 22, 2007, the Company entered into a license agreement with SUNY. This is an exclusive field-of-use license to facilitate the development and commercialization of certain technology contained within certain patents and patent applications developed at SUNY. Under the terms of this license (effective as of December 1, 2006), Senz-It has paid, and will pay, fees, royalties, and research funding to SUNY (see Note 14). In connection with this license agreement, Senz-It will issue restricted shares of common stock of Senz-It (10% of the capital stock on a fully diluted basis as of the effective date), and will issue additional such shares, to SUNY, pursuant to the terms of a Stock Purchase Agreement, so that SUNY will maintain a minimum ownership of 10% in Senz-It. Finally, Senz-It entered into a Stockholders Agreement with SUNY that covers the rights of stockholders of Senz-It. At such time as Senz-It earns a profit, the minority interest will be allocated to SUNY. In connection with these agreements, the Company entered into confidentiality and non-disclosure agreements with SUNY as to certain specific terms of the agreements.

NOTE 6 - DUE TO STOCKHOLDERS

Due to stockholders was $326,474 and $559,075 as of December 31, 2006 and 2005, respectively. These balances consist of un-reimbursed expenses and accrued wages to various stockholders and employees, including $251,884 at December 31, 2006 and $298,921 at December 31, 2005 that is owed to the Company’s former president and chief executive officer for accrued salary and reimbursement of expenses. Additionally, at December 31, 2005, a company owned and managed by the former president and chief executive officer was owed $5,000. These monies were repaid in the third quarter 2006.

Also included in the 2006 balance was $70,000 payable related to a finder’s fee and other service provided by a consultant.

NOTE 7 - PAYROLL TAXES PAYABLE

As of December 31, 2006, payroll taxes payable consists of late payroll taxes and estimated accrued interest and penalties for payroll and stock option activity totalling $328,070 and $296,724 as of December 31, 2006 and 2005, respectively. Settlement discussions are presently underway to resolve this matter.

NOTE 8 - INCOME TAXES

The income tax benefit consists of the following for the periods ended December 31:

	2006	2005

Current:	—	—
Federal	$—	$—
State
	—	—
Deferred:
Federal	(520,657)	(186,124)
State	(386,851)	(53,085)

	(907,508)	(239,208)
Less change in valuation allowance	907,508	239,208

	$—	$—

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carry forwards. The Company has federal and state tax net operating loss carry forwards available for future periods of approximately $13,258,043, of which $10,440,629 was incurred by the Company prior to the merger. Such losses may not be fully deducted due to the changes in ownership rules under Section 382 of the Internal Revenue Code. Management believes that the only net operating loss carry forwards that the Company will be able to realize are those originating since the Company’s inception on March 5, 2005 and accordingly, has recorded the provision for income taxes based upon that assumption. As of December 31, 2006 and 2005, the Company had federal and California net operating loss carry forwards that originated since the merger of $2,519,000 and $601,000 respectively that expire in various periods through 2026 and 2016 for federal and state purpose, respectively.

The components of the net deferred tax asset as of December 31 are as follows:

	2006	2005

Net operating loss carryforwards	$2,518,702	$239,208
Valuation allowance	(2,518,700)	(239,208)
	$—	$—

The Company’s effective tax rate differs from the federal and state statutory rates due to certain expenses that are not deductible for income tax purposes and the valuation allowance recorded for the deferred tax asset due to unused net operating loss carry forwards. Such losses may not be fully deducted due to the changes in ownership rules under Section 382 of the Internal Revenue Code and the uncertainty of taxable income in future periods. The Company has established a valuation allowance for the full tax benefit of the operating loss carry-forwards due to the uncertainty regarding realization.

The following is a reconciliation of the provision for income taxes at the expected rates to the income taxes reflected in the statements of operations:

	2006	2005

Tax benefit at federal statutory rate	(34)%	(34)%
Non-deductible expenses	19	-
State tax expense, net of federal tax effect	(6)	(6)
Change in valuation allowance	21	40

	—%	—%

NOTE 9 - WARRANTS AND CONVERTIBLE DEBENTURE

The Company entered into a Securities Purchase Agreement (“Agreement”) (to replace one dated January 23, 2006 with Golden Gate Investors, Inc.), dated June 19, 2006, with La Jolla Cove Investors, Inc. (“La Jolla Cove”), a company under common control with Golden Gate. Under the Agreement, La Jolla Cove agreed to purchase from the Company a convertible debenture (“Debenture”) in the aggregate principal amount of $500,000. The conversion price is equal to the lesser of (i) $0.20, or (ii) 80% of the average of the three lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert. The number of common shares into which the Debenture may be converted is equal to the dollar amount of the Debenture being converted multiplied by eleven, minus the product of the conversion price multiplied by ten times the dollar amount of the Debenture being converted, and the entire foregoing result shall be divided by the conversion price. However, if the volume weighted average price is below $0.0005 per share during any ten consecutive trading days, La Jolla Cove may elect to convert the Debenture only, without exercising the related warrants (see below) (in such case, the number of common shares that the holder receives upon conversion of this Debenture will be the amount of the Debenture being converted divided by the conversion price).

La Jolla Cove provided the Company with advances as follows:

•	On February 7, 2006, $100,000 was disbursed directly to the Company for the purchase of the Debenture;

•	$50,000 was retained for services provided to the Company by various professionals; and

•	Another $125,000 was provided by La Jolla Cove to the Company in July 2006.

The initial fair value assigned to the conversion feature was $1,151,759, of which $275,000 was recorded as a discount on convertible debt and $876,759 was included in interest expense in the accompanying consolidated statement of operations. The fair value of the conversion feature as of December 31, 2006 was $685,850 and is included in the long-term liabilities in the accompanying consolidated balance sheet. The decrease in the fair value of the conversion feature of $465,909 is included as other income in the 2006 accompanying statement of operations. The discount on convertible debt is amortized to interest expense over the life of the Debenture. Amortization expense charged to operations during the year ended December 31, 2006, was $64,286. Interest accrued on the Debenture and added to the principal balance was $12,552 for the year ended December 31, 2006. An interest payment totalling $3,868 was made in the fourth quarter 2006. The balance on the Debenture, including accrued interest payable (net of unamortized discount of $210,714), was $72,970 as of December 31, 2006.

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

In conjunction with the Debenture, the Company issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase 5,000,000 shares of common stock of the Company, exercisable at $1.00 per share. The Company also issued to La Jolla Cove a warrant, dated June 29, 2006, to purchase up to that number of shares of common stock equal to $2,750,000 divided by 120% of the average of the closing prices of the common stock for the 20 trading days prior to June 19, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to June 19, 2006. At December 31, 2006, the number of common stock shares that the $2,750,000 warrant could be converted into was 266,472,868. The accounting treatment of the derivatives and warrants require that the Company record warrants at their fair values as of the inception date of the agreement, which totalled $2,057,694, which was charged to interest expense. At December 31, 2006, the fair value was $1,879,810. The decrease in the fair value of the warrants of $177,884 is included as a component of other income in the accompanying consolidated statement of operations.

In connection with this transaction, the Company also granted to La Jolla Cove certain rights under a registration rights agreement, dated June 19, 2006, which requires that the Company register the shares into which the Debenture and the related warrants may be converted into.

Beginning in the first full calendar month after a registration statement is declared effective, La Jolla Cove is required to convert at least 10% of the face value of the Debenture and exercise 10% of the warrants per calendar month into common shares of the Company, provided that the common shares are available, registered and freely tradable. If La Jolla Cove converts more than 10% of the face value of the Debenture or exercise more than 10% of the warrants in any calendar month, the excess over 10% is to be credited against the next month’s minimum conversion or exercise amount. In the event La Jolla Cove does not convert at least 10% of the Debenture or exercise 10% of the warrants in any particular calendar month, the Company’s remedy will be that the La Jolla Cove will not be entitled to collect interest on the Debenture for that month if the Company gives La Jolla Cove written notice, at least 5 business days prior to the end of the month, of its failure to convert and/or exercise the minimum required amount for that month. In the event La Jolla Cove does not convert at least 10% of the Debenture or exercise 10% of the warrants for two consecutive calendar months, in addition to the penalty set forth in the previous sentence, the Company may repay, at par, an amount of the Debenture equal to two times the differential between 10% of the face value of the Debenture and the amount actually converted by La Jolla Cove.

Under a letter agreement, dated June 22, 2006, the parties agreed to enter into an additional debenture and warrant to purchase common stock on the same terms and conditions as the Debenture and the 5,000,000 share warrant discussed above. The parties must enter into the additional debenture and warrant no later than thirty days after the principal amount of the Debenture is less than $100,000. Failure to enter into the additional debenture and warrant by either party will result in $100,000 of liquidated damages payable by that party.

The market value of the Company’s common stock significantly impacts the extent to which the Company may be required or may be permitted to convert the unrestricted portion of the debenture into shares of the Company’s common stock. The lower the market price of the Company’s common stock at the respective times of conversion, the more shares the Company will need to convert the principal and interest payments then due on the Debenture. If the market price of the Company’s common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash. The Company’s operations could be materially adversely impacted if the Company is forced to make repeated cash payments on the Debenture.

NOTE 10 - NOTES PAYABLE

The Company had a total of $99,441 and $98,180 in notes payable at December 31, 2006 and 2005, respectively.

In April 2005, The Company entered into an accounts receivable factoring and security agreement for up to $75,000 with a financing entity. However, the account receivable that was used as collateral for the factoring agreement was not assigned to the lender. When payment from the customer was received, the factor was not paid, placing the Company in default on the loan. Under the Settlement Agreement of December 2005, the Company agreed to pay interest at an annual rate of 18%. At December 31, 2006 and 2005, the amount owed under the settlement agreement was $38,941 and $46,180, respectively. During 2007, payments totalling $5,000 were made. Interest expense on the note was $7,760 and $695 for the periods ended December 31, 2006 and 2005, respectively.

In April 2005, the Company issued a $30,000 note to an individual. The note is due on demand, is secured by stock and bears interest at the rate of 8% per annum. At December 31, 2006, the amount owed, including interest, was $34,000. Interest expense on the note was $4,000 and $0 for the periods ended December 31, 2006 and 2005, respectively. In 2007, payments in cash and World Am Stock totalling $19,300 were made.

The remaining $26,500 of notes payable is due on demand, bear no interest, are unsecured and were fully repaid in 2007.

NOTE 11 - FORMER STOCK PLANS

2002 Stock Compensation Plan.

On December 16, 2002, the Company adopted the 2002 Stock Compensation Plan (the “2002 Plan”). The purpose of the 2002 Plan was to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company by aligning their economic interests more closely with those of the Company’s stockholders and allowing the Company to pay their retainer or fees in the form of shares of common stock. All 55,000,000 shares of common stock authorized under this plan were registered on a Form S-8 filed with the SEC during December 2002. As of December 31, 2005, there were 1,800,000 shares remaining to be issued under this plan. All remaining shares were removed from registration on June 27, 2006.

Shares
Outstanding at December 31, 2005	50,976,558
Cancelled/forfeited	(44,771,760)
Outstanding at December 31, 2006	6,204,798

2003 Consultants Stock Compensation Plan

On August 19, 2003, the Company adopted the 2003 Consultants Stock Compensation Plan (the “2003 Plan”). The purpose of the 2003 Plan was to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company by aligning their economic interests more closely with those of the Company’s stockholders and allowing the Company to pay their retainer or fees in the form of shares of common stock or stock options. All 75,000,000 shares of common stock authorized under this plan were registered under a Form S-8 filed with the SEC during August 2003. The options were exercisable at a price as determined in each case by the board of directors, but in no event shall the price be less than 100% of the fair market value of the shares on the date of grant. As of December 31, 2005, there were 13,000,000 shares of common stock remaining to be issued under the 2003 Plan. All remaining shares were removed from registration on June 27, 2006.

	Weighted-Average		Remaining Contractual Term	Aggregate Intrinsic
	Shares	Exercise Price	(Years)	Value
Outstanding at December 31, 2005	40,406,616	$0.0122	4.08	$—
Options exercised	(3,774,194)
Cancelled/forfeited	(23,955,003)
Outstanding and exercisable at December 31, 2006	12,677,419	$0.0122	3.08	$—

(1) Exercise price is determined in each case by the board of directors, but in no event shall the price be less than 100% of the fair market value of the shares on the date of grant.

NOTE 12- STOCKHOLDERS’ DEFICIT

Preferred Stock.

Class A.

The Company is authorized to issue up to 40 million shares of Class A convertible preferred stock with a par value of $0.0001 per share. Each share has a liquidation preference of $1,700 per preferred share. Such amounts shall be paid on all outstanding Class A preferred shares before any payment shall be made or any assets distributed to the holders of the common stock or any other stock of any other series or class-ranking junior to the shares as to dividends or assets. Each preferred share is convertible into 1,000,000 shares of the Company’s common stock at the option of the holder. Each holder of Class A preferred stock is entitled to 1,000,000 votes and is entitled to such dividends as may be declared by the board of directors from time to time.

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

On August 31, 2005, the Company completed a Share Exchange Agreement with Senz-It. Under this agreement, Senz-It became a wholly owned subsidiary of the Company in exchange for 55 shares of Class B convertible preferred stock that were issued to SUTI Holdings, LP among other consideration (see Note 1).

Common Stock.

The holders of the Company’s common stock are entitled to one vote per share of common stock held.

On October 11, 2006, the Company commenced a private offering of up to thirty-four units at a price of $25,000 per unit. Each unit consist of 5,000,000 shares of common stock and a warrant that entitled the holder the right and privilege to purchase 1,250,000 shares of the Company’s common stock at any time up to three years after the issuance of the warrant for a price of $0.02 per share. As of December 31, 2006, thirteen units and warrants representing 16,250,000 shares of common stock were sold, for a total consideration of $325,000. Subsequent to year-end, an additional twenty-one units and warrants representing 26,250,000 shares of common stock were sold for a total consideration of $525,000.

From time to time, the Company issues its shares and holds the shares in escrow on behalf of another party until consummation of certain transactions. Additionally, there are authorized, but unissued ESIP shares (see Note 16).

Breakdown of shares issued during the years ended December 31, 2006 and December 31, 2005:

	2006	2005

Exercise of warrants	30,879,999	—
Shares issued under the Non-Employee Plan	10,900,000	—
Exercise of stock option	3,396,774	—
Options exercises under the ESIP Plan	12,513,077	12,380,000
Shares issued under the ESIP Plan	98,258,763	34,597,674
Private sale of stock	65,000,000	—
Shares issued in connection with reverse merger	—	66,570,285
Shares cancelled	(4,459,481)	—
Total net shares issued	216,489,132	113,547,959

A summary of the warrant activity:

Balance, March 4, 2005	—
Warrants issued	73,380,000
Warrants exercised	—

Balance, December 31, 2005	73,380,000

Warrants issued	16,250,000
Warrants exercised	(31,301,052)

Balance, December 31, 2006	58,328,948

NOTE 13 - RELATED PARTY TRANSACTIONS

G. Raymond Pironti, Jr.

(a) On February 4, 2005, the Company sold three units through a private offering to G. Raymond Pironti, Jr. Each unit included a warrant that entitled the holder to acquire a specific number of shares of the Company’s common stock. According to the provisions of the warrant, the holder has the right and privilege to purchase a number of fully paid and non-assessable shares of the Company’s common stock at any time through February 4, 2008. The number of shares is obtained by dividing the purchase price of three units by the lowest reported bid price of the Company’s common stock during the 365-day period following the commencement of the pricing period; this number was fixed at 22,500,000 shares on February 4, 2006 (15,000,000 shares plus 7,500,000 shares based on the 1 for 2 stock dividend on August 15, 2005). As of December 31, 2006, 18,078,948 shares of common stock remain exercisable at $0.0025 per share for a period of three years from the date of grant (February 4, 2005). The balance was exercised on a cashless basis on varying dates in 2006.

(b) On April 25, 2005, the Company entered into an accounts receivable factoring and security agreement with JJ Ellis, LLC (a company controlled by Mr. Pironti) for up to $75,000 (and an Addendum to this agreement, dated August 8, 2005). However, the account receivable that was used as collateral for the factoring agreement was not assigned to the lender and when payment from the customer was received, the factor was not paid, placing the Company in default on the loan. Under the Settlement Agreement of December 2005, the Company agreed to pay interest at an annual rate of 18%. At December 31, 2006 and 2005, the amount owed under the settlement agreement was $38,941 and $46,180, respectively. During 2007, payments totalling $5,000 were made. Interest expense on the note was $7,760 and $695 for the periods ended December 31, 2006 and 2005, respectively.

In connection with the factoring agreement, the Company issued to JJ Ellis a warrant to purchase $60,000 of the Company’s common stock. The calculation of the number of shares underlying this warrant is based on the lowest bid price recorded ($0.002) over a 365-day look back period or a 20% discount at time of execution, whichever is lower. Based on this calculation, the number of shares fixed for this warrant on April 25, 2006 was 24,000,000. This warrant is exercisable for a period of three years from grant (April 25, 2005) at the lower of $0.0025 per share or 80% of the closing price on the date of exercise (none of this warrant has been exercised).

(c) On July 28, 2005, the Company issued Mr. Prionti a warrant to purchase 2,516,129 shares of common stock for services rendered to the Company (this number was adjusted to 3,774,194 based on the stock dividend). This warrant was exercisable beginning on January 29, 2006 for a period of four years thereafter at an exercise price of 10% of the closing price on the date of exercise. This warrant was exercised on a cashless basis on October 13, 2006.

Select University Technologies, Inc.

A Venture Acceleration Agreement, (“Venture Agreement”) was entered into between Senz-It and Select University Technologies, Inc., the general partner of SUTI, dated June 20, 2005. Under the terms of the Venture Agreement, Senz-It appointed Select University Technologies, Inc. to provide certain services, personnel and property for consideration of a management fee and a performance fee through October 2009.

The management fee calls for a one-time payment of $100,000, payable in $50,000 of common stock and $50,000 of cash, at such time when the Company has the financial capability to pay in cash and an annual management fee of $930,000 payable in monthly instalments of $77,500. Of the monthly management fee, $25,000 is payable in cash and the remainder is payable in common stock. For 2006, the Company recorded $332,500 in management fees. As of December 31, 2006, the amount owed to Select University Technologies, Inc. was $218,329, which consists of amounts due under the terms of the Venture Acceleration Agreement and amounts due for rent and reimbursement of operating expenses (see Note 14).

The performance fee is 6% of gross revenue for the first three years of the Venture Agreement. Thereafter, the performance fee is to be calculated at 15% of quarterly operating profit (as defined in the Agreement).

SUTI Holdings, LP.

On May 18, 2006, the Company’s subsidiary, Isotec, issued a demand promissory note in favor of the Company’s controlling stockholder, SUTI. Under the terms of the promissory note, the Company may borrow up to $100,000 to assist in the ongoing operations of the Company. Principal and interest are due no later than 30 days following the commencement date of May 2006. The outstanding principal amount bears simple interest through the maturity date at the rate of 8% of the loan amount. After an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%. As of December 31, 2006 the Company owed a total of $1,465 under this note that is included in due to stockholders in the accompanying consolidated balance sheet as of December 31, 2006.

Select University Technologies, Inc.

The Company shares office space with Select University Technologies, Inc. The Company is charged $800 per month, plus operating and administrative expenses. The total rent and operating expenses charged to the Company for the year ended December 31, 2006 was $47,719.

Stockholders.

Included in due to stockholders are amounts owed for services rendered by various stockholders. Payment of these amounts was made through the issuance of common stock. Total amounts due to these individuals as of December 31, 2006 and 2005 was $328,070 and $296,724, respectively.

NOTE 14 - COMMITMENTS AND CONTINGENCIES

Litigation.

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

On July 27, 2005, the Company settled this matter. Under the terms of this settlement, the Company was obligated to pay the sum of $116,000 over a period of four years in semi-annual installments, beginning on October 1, 2005. The plaintiffs were obligated to pay the Company the sum of $2,000 per installment payment to reimburse it for administrative costs in connection with the payment. Accordingly, the Company assumed a settlement liability of $116,000 from World Am, Inc. on August 31, 2005.

Management has been advised by legal counsel that the settlement is now unenforceable in the State of Colorado because the action was dismissed the plaintiff with prejudice, and cannot be presented in any other jurisdiction. The actions that lead to this involved the procedures under which the complaint was filed and the settlement reached and recorded. In addition, this legal counsel has advised that a new action cannot be refiled since the relevant statute of limitations on this matter has expired. Accordingly, the Company has eliminated the settlement liability and recorded a settlement gain of $116,000 as of December 31, 2005.

(b)  On October 25, 2004, a complaint was filed in the United States District Court, District of Colorado: Mitchell Vince v. Isotec, Inc. and World Am, Inc. The complaint alleges that Isotec terminated Mr. Vince without cause prior to the expiration of the term of an alleged employment agreement. The complaint sought monetary damages of $240,000. This matter has been settled. Under this settlement, Mr. Vince will be paid $6,000 per month in cash or shares of free trading common stock for a period of 20 months commencing December 31, 2006. The settlement of $120,000 is included in accounts payable in the accompanying consolidated balance sheet.

(c)  On August 2, 2006, a complaint was filed in the District Court of Boulder County, Colorado: Karen Alexander v. World Am, Inc., Isotec, Inc., Robert A. Hovee, David J. Barnes, James R. Largent and Ken Jochim. The complaint principally alleges that World Am, Inc. breached an employment agreement with the plaintiff by not paying her certain amounts allegedly owing. The Company has retained counsel in the matter and responsive pleadings have been filed. Certain of the claims were dismissed recently by the court.

Management believes the Company has meritorious claims and defenses to the plaintiff’s claims and ultimately will prevail on the merits. However, this matter remains in the very early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If unfavorable rulings were to occur, there could be a material adverse impact of on the Company’s financial condition, results of operations or liquidity.

(d)  On September 20, 2006, a complaint was filed in the District Court of Adams County, Colorado: James H. Alexander v. World Am, Inc. The complaint principally alleges that World Am breached an employment agreement with the plaintiff by not paying him certain amounts allegedly owing and seeks damages in the amount of $714,718. The Company has retained counsel in the matter and responsive pleadings have been filed.

This matter was recently moved to the United States District Court, District of Colorado. The Company then filed a counterclaim against Mr. Alexander seeking damages for breach of fiduciary duty and breach of the duty of loyalty to the Company in connection with the Share Exchange Agreement entered into between the Company and SUTI, dated June 10, 2005.

Management believes the Company has meritorious claims and defenses to the plaintiff’s claims and ultimately will prevail on the merits. However, this matter remains in the very early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there could be a material adverse on the Company’s financial condition, results of operations or liquidity.

Operating Leases.

Isotec leases a 4,800 square foot facility in Westminster, Colorado with a monthly rent and common area expense of $3,905 through December 31, 2011. Rent and common area expense totalled $47,875 and $81,472 for the years ended December 31, 2006 and 2005, respectively. Rent expense for the year ended December 31, 2005 includes $35,435 incurred for a facility no longer leased by the Company in 2006.

As of December 31, 2006 future minimum non-cancellable facility rental payments required under the operating lease are as follows:

2007	$48,734
2008	50,684
2009	52,711
2010	54,720
2011	57,012

$263,861

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

Distributor Agreements.

The Company has entered into several distributor agreements for distribution of the Company’s products in the United States. These agreements call for the provision of services to the distributors in exchange for the promotion of the Company’s products. The products are sold to the distributor at a discount from the list price of 15% to 25%.

In addition, the Company has alliance agreements to assist the Company in establishing international distributorships. The agreements have one-year terms, expiring between December 2006 and June 2007 and may be renewed with the mutual consent of both parties. The alliance agreements specify a commission of 10% of license fees and 5% of product sales made pursuant to the alliance agreements.

License Agreement.

Senz-It, the wholly owned subsidiary of the Company, exercised the option it held to enter into an exclusive, royalty-bearing license with The Research Foundation of the State University of New York at Buffalo (“SUNY”). This license is intended to cover patents developed by SUNY that will enable Senz-It to develop technology with an entirely new approach to sensing, process monitoring, homeland security and environmental scanning applications.

On January 22, 2007, the Company entered into a license agreement with SUNY. This is an exclusive field-of-use license to facilitate the development and commercialization of certain technology contained within certain patents and patent applications developed at SUNY. Under the terms of this license (effective as of December 1, 2006), Senz-It has paid, and will pay, fees, royalties and research funding to SUNY. In connection with this license agreement, Senz-It will issue restricted shares of common stock, and will issue additional such shares, to the SUNY, pursuant to the terms of a Stock Purchase Agreement, so that it will maintain a minimum ownership of 10% in Senz-It. Finally, Senz-It entered into a Stockholders Agreement with SUNY that covers the rights of stockholders of Senz-It. At such time as Senz-It earns a profit, the minority interest will be allocated to SUNY. In connection with these agreements, the Company entered into confidentiality and non-disclosure agreements with SUNY as to certain specific terms of the agreements.

Indemnities and Guarantees.

During the normal course of business, the Company has made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with the Company’s officers under which the Company may be required to indemnify such persons for liabilities arising out of their employment relationship, lease agreements where the Company may be required to indemnify landlords for damages arising from non-compliance with environmental laws, contracts where the Company may be required to indemnify the other party from liabilities resulting from claimed infringements of the proprietary rights of third parties or confidentiality provisions and the La Jolla Cove agreement where the Company may be required to indemnify La Jolla Cove for breach of representation or warranty. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite.

The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities in the accompanying consolidated balance sheets.

NOTE 15 - RECEIVABLE RELATED TO ISSUANCE OF COMMON STOCK

During May 2004, the Company entered into a Share Exchange Agreement (the “Exchange Agreement”) with World Am Security Venture Company, Ltd. (“WSVC”), a privately held China corporation. The Company recorded a receivable totalling $220,000 in anticipation that the remaining terms of the Exchange Agreement would be fulfilled. During the third quarter 2006, the Company received formal notification that WSVC considered the Shares Exchange Agreement to be null and void. Consequently, the receivable related to stock issuance was reversed against additional paid-in capital.

NOTE 16 - SUBSEQUENT EVENTS

Stock Issuances.

(1) On January 2, 2007, the Company issued 900,000 free trading shares of common stock for services rendered by consultants valued at $3,510 ($0.0039 per share).

(2) On January 9, 2007, the Company issued 2,021,321 free trading shares of common stock as payment of compensation owed employees valued at $8,490 ($0.0042 per share).

(3) On January 17, 2007, the Company issued 13,515,103 free trading shares of common stock for services rendered by consultants valued at $66,224 ($0.0049 per share).

(4) On January 22, 2007, the Company sold 90,000,000 restricted shares of common stock to investors in a private placement. The shares were valued at $450,000 ($0.005 per share).

(5) On January 19, 2007, the Company issued 1,000,000 free trading shares of common stock as payment for services rendered by a consultant valued at $6,000 ($0.006 per share).

(6) On January 25, 2007, the Company issued 714,286 free trading shares of common stock as payment for services rendered by a consultant valued at $3,714 ($0.0052 per share).

(7) On January 26, 2007, the Company issued 1,461,876 free trading shares of common stock as payment of compensation owed employees, valued at $8,040 ($0.0055 per share).

(8) On January 30, 2007, the Company issued 1,090,909 free trading shares of common stock as payment for services rendered by a consultant valued at $6,000 ($0.0055 per share).

(9) On February 5, 2007, the Company issued 1,703,125 shares of free trading shares of common stock for services rendered by consultants valued at $13,625 ($0.008 per share).

(10) On February 5, 2007, the Company issued 2,500,000 free trading shares of common as payment for services rendered by a consultant valued at $20,000 ($0.008 per share).

(11) On February 9, 2007, the Company sold 10,000,000 restricted shares of common stock to investors in a private placement. The shares are valued at $50,000 ($0.005 per share).

(12)On February 12, 2007, the Company issued 1,675,301 free trading shares of common stock as payment of compensation owed employees, valued at $15,078 ($0.009 per share).

(13) On February 15, 2007, the Company issued 300,000 free trading shares of common stock as payment for services rendered by a consultant valued at $2,250 ($0.0075 per share).

(14) On February 16, 2007, the Company issued 1,000,001 free trading shares of common stock as payment for services rendered by consultants valued at $7,500 ($0.0075 per share).

(15) On February 20 2007, the Company issued 857,143 free trading shares of common stock as payment for services rendered by a consultant valued at $6,000 ($0.007 per share).

(16) On February 21, 2007, the Company sold 5,000,000 restricted shares of common stock to an investor in a private placement. The shares are valued at $25,000 ($0.005 per share).

(17) On February 21, 2007, the Company issued 17,539,233 free trading shares of common stock as payment for services rendered by consultants valued at $114,005 ($0.0065 per share); 7,616,147 of the shares were issued to Robert Hovee, chief executive officer, as compensation for services rendered to the Company valued at $49,505.

(18) On February 23, 2007, the Company issued 2,072,733 free trading shares of common stock as payment of compensation owed employees, valued at $14,509 ($0.007 per share).

(19) On February 26, 2007, the Company issued 500,000 free trading shares of common stock as partial payment of monies owed on a convertible note payable, valued at $3,300 ($0.0066 per share).

World Am Stock Option Plan.

The World Am, Inc. Stock Option Plan, dated January 2, 2007, is intended to allow designated directors, officers and employees of the Company, to receive options to purchase restricted shares of common stock. The purpose of this plan is to provide directors, officers and employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company and to attract and retain directors, officers and employees of exceptional ability. The purchase price of shares under the plan is $0.005 per share. The option period begins on the date of grant and will not exceed ten years. The maximum number of shares of stock that may be issued under this plan is 45,000,000. Options covering a total of 44,500,000 shares have been granted during 2007 under this plan.

If the employee has been employed (or in the case of an independent director, been in such a position) for a period of one year from the date of the option, then the employee has the right to purchase 1/4 of the total number of shares covered by the option, and thereafter 1/48th of the total number of shares covered by the option at the end of each full calendar month. If the employee leaves the Company prior to the expiration of the one-year period, then the employee does not have the right to purchase any shares under the option. The option remains valid only while the employee remains with the Company. Upon a termination of his or her relationship with the Company, the employee has a period of 90 calendar days thereafter to purchase the amount of shares that are vested to date or they are forfeited.

On February 13, 2007, the Company granted options to each of its executive officers under that plan as follows: Robert Hovee: 10,000,000 shares; David Barnes: 5,000,000 shares; and James Largent: 5,000,000 shares.

Product Manufacturing.

Senz-It intends to subcontract the component manufacturing to two firms, experts in their respective fields, and do the final assembly of the product in a Company-managed facility. The two firms, both public companies, are based in New York. The first will manufacture the sensor elements while the second will manufacture and assemble the electronics necessary to read and interpret the sensor elements. Memoranda of understanding have been signed with these two companies in 2007.

Consulting Agreement.

On February 21, 2007, the Company entered into a consulting agreement with its chief executive officer, Robert Hovee, through an agreement with RAH Consulting Group, Inc. This agreement covers his services to be rendered for this Company in that position for the period of January 1, 2007 through December 31, 2007. In consideration of the services rendered, the Company will pay Mr. Hovee a fee of $8,000 per month, in cash or stock, at the Company’s discretion. Mr. Hovee will be eligible to participate in the Company’s Stock Option Plan, effective on January 1, 2006. The Company will reimburse Mr. Hovee for all reasonable business expenses incurred while performing services for the Company. In addition, healthcare insurance premiums for Mr. Hovee will be paid by the Company. This agreement is to remain in effect until terminated by either party as of the date set forth in a written notice to the other party delivered in accordance with the notice provisions of the agreement at least 30 days prior to such date. In the event of the termination of this agreement, any accrued but unpaid fees will be paid within ten days of the effective date of such termination.

Escrow Account.

The Company had previously established an escrow account at Island Stock transfer to hold shares pending issuance under the Company’s Employee Stock Incentive Plan. These shares were considered to be issued but not outstanding. In March 2007, the Company cancelled this escrow and returned all such shares to the Company for cancellation.

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

2.3	Share Exchange Agreement between the Company and World Am Security Venture Company, Ltd., dated May 18, 2004 (incorporated by reference to Exhibit 2 of the Form 8-K filed on May 26, 2004).

3.1	Articles of Incorporation, dated July 5, 2002 (incorporated by reference to Exhibit 3.1 of the Form 10-QSB/A filed on February 5, 2004).

3.2	Certificate of Amendment to Articles of Incorporation, dated August 20, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10-QSB/A filed on February 5, 2004).

3.3	Certificate of Amendment to Articles of Incorporation, dated December 20, 2002 (incorporated by reference to Exhibit 3.3 of the Form 10-QSB/A filed on February 5, 2004).

3.4	Certificate of Amendment to Articles of Incorporation, dated August 2, 2004 (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on August 20, 2004).

3.5	Certificate of Amendment of Articles of Incorporation, dated November 8, 2004 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on November 16, 2004).

3.6	Certificate of Amendment of Articles of Incorporation, dated December 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 16, 2004).

3.7	Bylaws, dated May 15, 2000 (incorporated by reference to Exhibit 3.2 of the Form 8-K12g-3 filed on May 16, 2000).

4.1	Employee Stock Incentive Plan, dated January 22, 2001 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on January 29, 2001).

4.2	Non-Employee Directors and Consultants Retainer Stock Plan, dated January 5, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on January 29, 2001).

4.3	Common Stock Purchase Agreement between the Company and Four Way Associates, Inc., dated June 1, 2001 (incorporated by reference to Exhibit 4.3 of the Form SB-2 filed on August 28, 2001).

4.4	Amended and Restated Employee Stock Incentive Plan, dated November 20, 2001 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on January 31, 2002).

4.5	Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated November 20, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on January 31, 2002).

4.6	2002 Non-Employee Directors and Consultants Retainer Stock Plan, dated September 12, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 filed on September 18, 2002).

4.7	2002 Stock Compensation Plan, dated December 16, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 filed on December 23, 2002).

4.8	2003 Consultants Stock Compensation Plan dated August 19, 2003 (incorporated by reference to Exhibit 4 of the Form S-8 filed on August 22, 2003).

4.9	2003 Non-Qualified Stock Option Plan, dated September 29, 2003 (incorporated by reference to Exhibit 4 of the Form S-8 filed on October 1, 2003).

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

4.17	Securities Purchase Agreement between the Company and Golden Gate Investors, Inc., dated January 23, 2006 (incorporated by reference to Exhibit 4.1 of the Form 8-K filed on February 10, 2006).

4.18	6¾% Convertible Debenture issued to Golden Gate Investors, Inc., dated January 23, 2006 (incorporated by reference to Exhibit 4.2 of the Form 8-K filed on February 10, 2006).

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

4.21	Registration Rights Agreement between the Company and Golden Gate Investors, Inc., dated January 23, 2006 (incorporated by reference to Exhibit 4.5 of the Form 8-K filed on February 10, 2006).

4.22	Addendum to Convertible Debenture and Warrant To Purchase Common Stock, dated February 7, 2006 (incorporated by reference to Exhibit 4.6 of the Form 8-K filed on February 10, 2006).

4.23	Amended and Restated Employee Stock Incentive Plan (Amendment No. 4), dated February 7, 2006 incorporated by reference to Exhibit 4 of the Form S-8 POS filed on February 14, 2006).

4.24	Cancellation Letter between the Company and Golden Gate Investors, Inc., dated June 14, 2006 (incorporated by reference to Exhibit 4.7 of the Form 8-K/A filed on June 27, 2006).

4.25	Securities Purchase Agreement between the Company and La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.8 of the Form 8-K/A filed on June 27, 2006).

4.26	6¾% Convertible Debenture issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.9 of the Form 8-K/A filed on June 27, 2006).

4.27	Warrant to Purchase Common Stock (due June 19, 2009) issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.10 of the Form 8-K/A filed on June 27, 2006).

4.28	Warrant to Purchase Common Stock (due June 19, 2011) issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.11 of the Form 8-K/A filed on June 27, 2006).

4.29	Registration Rights Agreement between the Company and La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.12 of the Form 8-K/A filed on June 27, 2006).

4.30	Additional Transaction Letter between the Company and La Jolla Cove Investors, Inc., dated June 22, 2006 (incorporated by reference to Exhibit 4.13 of the Form 8-K/A filed on June 27, 2006).

10.1	Employment Agreement between the Company and James Alexander, dated February 20, 2002 (incorporated by reference to Exhibit 10.4 of the Form 10-QSB filed on May 14, 2002).

10.2	Amendment A to Employment Agreement between the Company and James Alexander, dated as of February 20, 2002 (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on April 11, 2003).

10.3	Amendment B to Employment Agreement between the Company and James Alexander, dated January 15, 2004 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB filed on April 20, 2004).

10.4
Share Exchange Agreement between the Company, on the one hand, and Senz-It, Inc. and the stockholder of Senz-It, on the other hand, dated June 10, 2005 (including the following: Exhibit A: Shares to be Issued; Exhibit B: Warrant; Exhibit C: Series B Preferred Stock Certificate of Designation; and Exhibit I: Funding Schedule) (not including the following: Exhibit D: World Am, Inc. Officer’s Certificate; Exhibit E: Senz It, Inc. Officer’s Certificate; Exhibit F: Senz It Financial Statements; Exhibit G: Senz It Contracts; Exhibit H: World Am Contracts; Exhibit J: Form 8-K; Exhibit K: Press Release; Schedule 5.7: Taxes; and Schedule 5.9: Legal Proceedings) (incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on September 7, 2005).

10.5	Promissory Note issued by the Company in favor of Torrey Peaks Ventures, dated June 13, 2005 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on March 21, 2006).

10.6	Amendment “A” to Promissory Note, dated July 14, 2005 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on March 21, 2006).

10.7
First Amendment to Share Exchange Agreement between the Company, on the one hand, and Senz-It, Inc. and the stockholder of Senz-It, on the other hand, dated August 31, 2005 (incorporated by reference to Exhibit 10.2 of the Form 8-K/A filed on September 7, 2005).

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

10.10	Demand Promissory Note issued by the Company in favor of SUTI Holdings, LP, dated May 18, 2006 (filed herewith).

10.11	$75,000 Factoring Agreement between the Company and JJ Ellis, LLC, dated April 25, 2005, and attached Warrant (filed herewith).

10.12	Addendum to Factoring Agreement, dated August 8, 2005 (filed herewith).

10.13	Consulting Agreement between the Company and Robert Hovee, dated February 21, 2007 (filed herewith)

14	Code of Business Conduct and Ethics, adopted by the Company’s board of directors (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on April 20, 2004).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on July 12, 2004).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 3, 2006).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on June 30, 2006).

23.1	Consent of L.L. Bradford & Company, LLC (filed herewith).

23.2	Consent of KMJ Corbin & Company, LLP (filed herewith).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert A. Hovee (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of David J. Barnes (filed herewith).

32	Section 1350 Certification of Robert A. Hovee and David J. Barnes (filed herewith).

99.1	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.3 of the Form 10-KSB filed on April 21, 2005).

99.2	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.4 of the Form 10-KSB filed on April 21, 2005).

99.3	Press release issued by the Company, dated June 13, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on June 16, 2005).

99.4	Press Release issued by the Company, dated August 9, 2005 (incorporated by reference to Exhibit 99.2 of the Form 8-K/A filed on September 7, 2005).

99.5	Press Release issued by the Company, dated September 7, 2005 (incorporated by reference to Exhibit 99.3 of the Form 8-K/A filed on September 7, 2005).

99.6	Press Release issued by the Company, dated November 7, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on November 14, 2005).

99.7	Press Release issued by the Company, dated November 14, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on November 16, 2005).

99.8	Press Release issued by the Company, dated February 21, 2006 (incorporated by reference to Exhibit 99 of the Form 8-K filed on March 2, 2006).