Form 10QSB
period 2007-03-31
WORLD AM, INC.
filed 2007-05-15
CIK 1107522

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2007

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______________ TO ______________

COMMISSION FILE NUMBER: 0-30639

WORLD AM, INC.
(Exact Name of Company as Specified in its Charter)

Nevada	90-0142757
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

4340 Von Karman, Suite 200, Newport Beach, California 92660
(Address of Principal Executive Offices)

  (949) 955-5355 .
(Company’s Telephone Number)

__________________________________________________________________
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

Indicate by check mark whether the Company is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐  No ☒.

As of April 30, 2007, the Company had 623,069,242 shares issued and outstanding.

Transitional Small Business Disclosure Format (check one): Yes ☐  No ☒.

TABLE OF CONTENTS

PAGE
PART I - FINANCIAL INFORMATION PAGE
ITEM 1. FINANCIAL STATEMENTS (UNAUDITED)
CONSOLIDATED BALANCE SHEETS AS OF MARCH 31, 2007 AND 2006	3

CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006, AND FOR THE PERIOD FROM MARCH 4, 2005(INCEPTION) THROUGH MARCH 31, 2007	5

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIT FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH MARCH 31, 2007	6

CONSOLIDATED STATEMENTS OF CASH FLOWS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006, AND FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH MARCH 31, 2007	14

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS	17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION	40

ITEM 3. CONTROLS AND PROCEDURES	57

PART II - OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS	58

ITEM 2. UNREGISTERED SALES OF EQUITY
SECURITIES AND USE OF PROCEEDS	59

ITEM 3. DEFAULTS UPON SENIOR SECURITIES	59

ITEM 4. SUBMISSION OF MATTERS TO A VOTE
OF SECURITY HOLDERS	59

ITEM 5. OTHER INFORMATION	59

ITEM 6. EXHIBITS	61

SIGNATURES	62

PART I-FINANCIAL INFORMATION

Item 1. FINANCIAL INFORMATION

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)

	March 31, 2007	March 31, 2006
ASSETS

Cash	$47,272	$21,069
Accounts receivable, net	21,739	20,378
Inventories	88,292	12,681
Prepaid expenses and other current assets	4,653	2,179
Total current assets	161,956	56,307

Fixed assets, net	12,052	5,225
Intangible assets	176,604	4,000
Refundable deposit	3,820	—

Total assets	$354,432	$65,532

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable	$524,338	$262,627
Due to related party	227,332	—
Accrued consultant fees	86,914	17,516
Accrued wages	142,517	39,808
Due to stockholders	326,474	381,820
Payroll taxes payable	306,204	346,275
Deferred revenue	61,347	—
Notes payable	45,151	223,180
Convertible debenture and accrued interest payable, net of unamortized discount of $187,863	100,498	—
Total current liabilities	1,820,775	1,271,226

Derivative and warrant liabilities	3,468,305	—

Total liabilities	5,289,081	1,271,226

Commitments and contingencies

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(Unaudited)
(Continued)

	March 31, 2007	March 31, 2006
Stockholders’ deficit
Class A preferred stock, $0.0001 par value (liquidation preference of $1,700 per share); 40,000,000 shares authorized; 1,369 shares issued and no shares outstanding as of March 31, 2007 and 2006	—	—
Class B preferred stock, $0.0001 par value (liquidation preference of $145,455 per share); 40,000,000 shares authorized, 55 shares issued and outstanding as of March 31, 2007 and 2006	—	—
Common stock; $0.0001 par value; 1,500,000,000 shares authorized, 477,396,371 shares issued and outstanding as of March 31, 2007; 199,547,958 issued and 169,441,035 shares issued and outstanding as of March 31, 2006 (1)	47,739	16,945
Additional paid-in capital	1,384,992	(4,427)
Receivable related to issuance of common stock	—	(220,000)
Deficit accumulated during the development stage	(6,367,378)	(998,212)
Total stockholders’ deficit	(4,934,648)	(1,205,694)

Total liabilities and stockholders’ deficit	$354,432	$65,532

(1) The difference between the issued shares and the issued and outstanding shares as of March 31, 2006 is the number of shares held by the Company’s transfer agent in escrow for future issuance under the Company’s Stock Incentive Plan. This escrow was cancelled during the three months ended March 31, 2007.

The accompanying notes are an integral part of these
consolidated financial statements

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2007		Three Months Ended March 31, 2006	From March 4, 2005 (Inception) Through March 31, 2007

Revenues		$53,270	$68,660	$511,518

Cost of revenues		12,738	31,443	211,350

Gross profit		40,532	37,217	300,168

General and administrative expenses		586,898	433,856	3,436,876

Loss from operations		(546,366)	(396,639)	(3,136,708)

Other income (expense):
Miscellaneous income (expense)		1,741	402	(13,756)
Settlement gain		—	—	116,000
Interest expense		(29,462)	(1,468)	(3,180,062)
Change in fair value of derivative and warrant liabilities		(816,645)	—	(152,852)
		(844,366)	(1,066)	(3,230,670)

Loss before provision for income taxes		(1,390,732)	(397,705)	(6,367,378)

Provision for income taxes		—	—	—

Net loss		$(1,390,732)	$(397,705)	$(6,367,378)

Loss per common share, basic and diluted	$	(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding		431,402,458	142,426,403

The accompanying notes are an integral part of these consolidated financial statements

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH MARCH 31, 2007

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Senz-It, Inc. March 4, 2005 (inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—

Issuance of shares to Senz-It, Inc. founders	—	—	55	—	—	—	10,000	—	—	10,000

Assumption by Senz-It, Inc. of World Am, Inc. capital structure and outstanding warrants and options	1,369	—	—	—	66,570,285	6,656	(773,977)	(220,000)	—	(987,321)

Common stock issued in September 2005 for services, weighted average $0.004 per share	—	—	—	—	15,410,573	1,541	52,916	—	—	54,457

Common stock issued in October 2005 for services, weighted average $0.003 per share	—	—	—	—	12,748,670	1,275	39,521	—	—	40,796

Common stock issued in October 2005 for services, weighted average $0.018 per share	—	—	—	—	1,795,574	180	31,961	—	—	32,141

Common stock issued in November 2005 to employees, weighted average $0.024 per share	—	—	—	—	10,375,000	1,038	249,229	—	—	250,267

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH MARCH 31, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in December 2005 to employees, weighted average $0.024 per share	—	—	—	—	2,005,000	201	19,460	(4,040)	—	15,621

Conversion of note payable for shares of common stock in December 2005, weighted average of $0.013 per share	—	—	—	—	4,642,857	464	59,893	—	—	60,357

Net loss	—	—	—	—	—	—	—	—	(600,507)	(600,507)

Balance, December 31, 2005	1,369	—	55	—	113,547,959	11,355	(310,997)	(224,040)	(600,507)	(1,124,189)

Common stock issued in January 2006 to employees, weighted average $0.009 per share	—	—	—	—	3,740,000	374	34,082	—	—	34,456

Common stock issued to vendor in January 2006 for services, weighted average $0.010 per share	—	—	—	—	12,000,000	1,200	121,200	—	—	122,400

Common stock issued in January 2006, for services, weighted average $0.009 per share	—	—	—	—	2,700,000	270	23,310	—	—	23,580

Common stock issued in February 2006 to employees, weighted average $0.018 per share	—	—	—	—	2,623,077	263	46,893	—	—	47,156

WORLD AM, INC.
(A DEVELOPMENTS STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH MARCH 31, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in February 2006 for services, weighted average $0.018 per share	—	—	—	—	2,150,000	215	38,649	—	—	38,864

Common stock issued in March 2006 to employees, weighted average $0.017 per share	—	—	—	—	626,923	63	10,366	—	—	10,429

Common stock issued in March 2006 for exercise of warrant, weighted average $0.0001 per share	—	—	—	—	30,879,999	3,088	24,700	—	—	27,788

Common stock issued in March 2006 for services, weighted average $0.014 per share	—	—	—	—	500,000	50	6,950	—	—	7,000

Common stock issued in March 2006 for services, weighted average $0.017 per share	—	—	—	—	673,077	67	11,131	—	—	11,198

Payment for shares issued in December 2005	—	—	—	—	—	—	—	4,040	—	4,040

Common stock issued in April 2006 for services, weighted average $0.015 per share	—	—	—	—	1,600,000	160	24,382	—	—	24,542

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH MARCH 31, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in April 2006 to employees, weighted average $0.015 per share	—	—	—	—	350,000	35	5,215	—	—	5,250

Common stock issued in May 2006 to employees, weighted average $0.0119 per share	—	—	—	—	1,000,000	100	11,800	—	—	11,900

Cancellation of common stock issued to an employee in 2005	—	—	—	—	(4,459,481)	(446)	(47,320)	—	—	(47,766)

Common stock issued in June 2006 for services, weighted average $0.007 per share	—	—	—	—	1,500,000	150	10,350	—	—	10,500

Common stock issued in June 2006 to employees, weighted average $0.007 per share	—	—	—	—	2,200,000	220	15,880	—	—	16,100

Common stock issued in July 2006 for services, weighted average $0.007 per share	—	—	—	—	33,285,713	3,329	229,671	—	—	233,000

Common stock issued in July 2006 to employees, weighted average $0.0081 per share	—	—	—	—	3,595,125	359	28,595	—	—	28,954

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH MARCH 31, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in August 2006 to employees, weighted average $0.0054 per share	—	—	—	—	2,968,000	297	15,656	—	—	15,953

Common stock issued in August 2006 for services, weighted average $0.006 per share	—	—	—	—	2,153,846	215	12,708	—	—	12,923

Common stock issued in September 2006 to employees, weighted average $0.0054 per share	—	—	—	—	2,176,240	217	11,178	—	—	11,395

Common stock issued in September 2006 for services, weighted average $0.0045 per share	—	—	—	—	5,952,381	595	26,189	—	—	26,784

Reversal of receivable related to issuance of common stock	—	—	—	—	—	—	(220,000)	220,000	—	—

Common stock issued in October 2006 for services, weighted average $0.005 per share	—	—	—	—	22,362,000	2,236	109,574	—	—	111,810

Exercise of stock option in October 2006, weighted average $0.002 per share	—	—	—	—	3,396,774	340	6,454	—	—	6,794

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH MARCH 31, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in October 2006 to employees, weighted average $0.0048 per share	—	—	—	—	3,603,301	360	16,781	—	—	17,141

Common stock issued in November 2006 for services, weighted average $0.0043 per share	—	—	—	—	3,136,905	314	13,036	—	—	13,350

Common stock issued in November 2006 to employees, weighted average $0.0041 per share	—	—	—	—	4,403,822	440	17,682	—	—	18,122

Common stock issued in December 2006 for services, weighted average $0.0041 per share	—	—	—	—	2,317,074	232	9,268	—	—	9,500

Common stock issued in December 2006 to employees, weighted average $0.0040 per share	—	—	—	—	4,054,356	406	15,813	—	—	16,219

Common stock issued in December 2006 for cash, weighted average $0.005 per share	—	—	—	—	65,000,000	6,500	307,850	—	—	314,350

Options vesting during the year	—	—	—	—	—	—	3,168	—	—	3,168

Net loss	—	—	—	—	—	—	—	—	(4,376,139)	(4,376,139)

Balance, December 31, 2006	1,369	—	55	—	330,037,091	33,004	630,214	—	(4,976,646)	(4,313,428)

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH MARCH 31, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in January 2007 for services, weighted average $0.0049 per share (unaudited)	—	—	—	—	17,220,298	1,722	83,726	—	—	85,448

Common stock issued in January 2007 to employees, weighted average $0.0047 per share (unaudited)	—	—	—	—	3,483,197	348	16,182	—	—	16,530

Common stock issued in January 2007 for cash, weighted average $0.005 per share (unaudited)	—	—	—	—	90,000,000	9,000	413,500	—	—	422,500

Common stock issued in February 2007 for services, weighted average $0.0070 per share (unaudited)	—	—	—	—	15,404,838	1,540	111,235	—	—	112,775

Common stock issued in February 2007 for cash, weighted average $0.005 per share (unaudited)	—	—	—	—	15,000,000	1,500	73,500	—	—	75,000

Common stock issued in February 2007 to employees, weighted average $0.0073 per share (unaudited)	—	—	—	—	3,030,387	303	22,825	—	—	23,128

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH MARCH 31, 2007
(continued)

	Class A Preferred Stock			Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares		Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in March 2007 to employees, weighted average $0.008 per share (unaudited)	—		—	—	—	2,100,226	210	16,592	—	—	16,802

Common stock issued in March 2007 for services, weighted average $0.008 per share (unaudited)	—		—	—	—	5,223,470	522	30,845	—	—	31,367

Cancellation of common stock issued to a consultant in 2006 (unaudited)	—		—	—	—	(4,103,136)	(410)	(20,590)	—	—	(21,000)

Options vesting during the period (unaudited)	—		—	—	—	—	—	6,963	—	—	6,963

Net loss (unaudited)	—		—	—	—	—	—	—	—	(1,390,732)	(1,390,732)

Balance, March 31, 2007 (unaudited)	1,369	(1)	$—	55	$—	477,396,371	$47,739	$1,384,992	$—	$(6,367,378)	$(4,934,648)

(1) In January 2006, the company made the determination to cancel the 1,369 shares of Class A preferred stock based on non-performance under a related loan agreement. Therefore, the Company considers these shares to be issued, since they have not actually been cancelled yet, but not outstanding.

The accompanying notes are an integral part of these consolidated financial statements

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	From March 4, 2005 (Inception) Through March 31, 2007
Cash flows from operating activities:
Net loss	$(1,390,732)	$(397,705)	$(6,367,378)
Adjustments to reconcile net loss to net cash used in operating activities:
Initial fair value of derivative and warrant liabilities	—	—	3,058,453
Change in fair value of derivative and warrant liabilities	816,645	—	134,852
Depreciation	782	644	5,412
Stock issued for services	265,050	189,646	1,095,865
Loss on reclassification of capital lease asset	—	—	2,388
Options vesting during the period	6,963	—	10,131
Settlement gain	—	—	(116,000)
Accrued interest added to principal balance, net of interest payments	4,677	—	14,622
Amortization of discount on convertible debt	22,851	—	87,137
Changes in operating assets and liabilities:
Accounts receivable	(3,265)	3,730	26,377
Inventories	(8,491)	(529)	(77,208)
Prepaid expenses and other current assets	707	871	(4,653)
Refundable deposits	—	—	6,430
Accounts payable and accrued expenses	(51,318)	74,790	801,567
Payroll taxes payable	(21,866)	49,551	121,685
Deferred revenue	—	—	61,347
Net cash used in operating activities	(357,997)	(79,002)	(1,138,973)

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	From March 4, 2005 (Inception) Through March 31, 2007
Cash flows from investing activities:
Cash acquired in reverse merger	—	—	935
Purchase of fixed assets	(8,345)	—	(9,754)
Purchase of intangible assets	(151,604)	—	(176,604)
Net cash used in investing activities	(159,949)	—	(185,423)

Cash flows from financing activities:
Net change in due to related parties	—	(161,887)	(117,378)
Proceeds from exercise of warrants	—	27,788	27,788
Proceeds from issuance of convertible debenture	—	125,000	275,000
Proceeds from sale of preferred stock	—	—	10,000
Proceeds from exercise of employee stock options	—	98,767	460,378
Principal payments on convertible note payable	—	—	(30,000)
Proceeds from sale of common stock, net of professional fees	497,500	—	815,890
Principal payments on note payable	(54,290)	—	(70,010)
Net cash provided by financing activities	443,210	89,668	1,371,668

Net change in cash	(74,736)	10,666	47,272

Cash, beginning of period	122,008	10,403	—

Cash, end of period	$47,272	$21,069	$47,272

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Three Months Ended March 31, 2007	Three Months Ended March 31, 2006	From March 4, 2005 (Inception) Through March 31, 2007

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—
Cash paid for interest	$—	$412	$5,695

Schedule of non-cash operating, investing and financing activities:

Acquisition of Senz-It, Inc. patent, licenses and options	$—	$—	$1,063,992

Acquisition other assets and liabilities in reverse merger	$—	$—	$(995,956)

Issuance of 55 shares of Class B preferred stock	$—	$—	$—

Issuance of warrants for purchase of 18,000,000 shares of common stock	$—	$—	$—

Reclassification of capital lease	$—	$—	$(8,175)

Removal of fixed asset due to reclassification of capital lease	$—	$—	$10,563

Discount on convertible debt	$—	$—	$275,000

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

Acquisition of Senz-It, Inc. and Reverse Acquisition Accounting.

On August 31, 2005, the Company consummated an agreement to acquire 100% of the issued and outstanding capital stock of Senz-It, Inc. In exchange, the Company issued a warrant to purchase 18,000,000 shares of its common stock and 55 shares of its Class B convertible preferred stock to SUTI Holdings LP (“SUTI”), the owner of Senz-It at the time. The exercise price of the common shares under these warrants is $0.001 per share. The warrants vested immediately and expire in August 2010. Each share of Class B preferred stock is convertible into 1% of the outstanding common shares of the Company at the time of conversion, including the common stock equivalents of all unexercised warrants, options and convertible securities, or a minimum of 7,272,728 shares of common stock. The holders of the series B preferred stock are entitled to the number of votes the holder would be entitled to had they converted the shares of series B stock at the time of the vote. In addition, SUTI has selected three directors to sit on the Company’s board of directors, constituting a majority of the board.

Due to the change in voting control and of senior management, the transaction was recorded as a “reverse-merger” whereby Senz-It was considered to be the acquirer for accounting purposes. The transaction is equivalent to the issuance of stock by a development stage company (Senz-It) for the net monetary assets of a public company (the Company), accompanied by a recapitalization. Prior to the transaction, World Am was a public company with assets of $88,656, liabilities totalling $1,075,978 and 66,570,285 shares of common stock issued and outstanding. Senz-It was a privately owned, non-operating development stage company. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets were not recorded. Accordingly, these financial statements are the historical financial statements of Senz-It. The accompanying consolidated financial statements reflect activities from March 4, 2005, the date of inception of Senz-It and forward.

On March 7, 2006, SUTI Holdings, LP, the former stockholder of Senz-It, assigned the warrant to Select University Technologies, Inc., which then exercised the warrant in a cashless transaction that resulted in the issuance of 17,880,000 restricted shares of common stock (the balance of 120,000 shares was withheld in the cashless exercise of the warrant).

Basis of Presentation.

The interim consolidated financial statements present the balance sheets of the Company and its subsidiaries at March 31, 2007 and 2006, its consolidated statements of operations for the three months ended March 31, 2007 and 2006 and for the period from March 4, 2005 (inception) through March 31, 2007, its consolidated statements of stockholders’ deficit for the period from March 4, 2005 (inception) through March 31, 2007, and its consolidated statements of cash flows for the three months ended March 31, 2007 and 2006 and for the period from March 4, 2005 (inception) through March 31, 2007. All intercompany transactions and balances have been eliminated in consolidation.

The interim consolidated financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of March 31, 2007 and the results of operations and cash flows for the three months ended March 31, 2007 have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying consolidated financial statements have been prepared in accordance with the Securities and Exchange Commission (“SEC”) requirements for interim financial reporting. Therefore, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2006.

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

Going Concern.

The Company’s net losses and accumulated deficit were $6,367,378 for the period from March 4, 2005 (inception) through March 31, 2007. The Company also had a working capital deficit of $1,658,819 as of March 31, 2007. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might experience will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.

From October 2006 through April 2007, the Company has raised approximately $3.85million in private offerings of its common stock. Despite the Company’s success in the offerings, there is no assurance that the Company will be able to continue to obtain debt or equity financing on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Concentration of Credit Risk.

Cash.

The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At various times, the Company’s cash balances exceed the insured limit. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

Customers.

One customer accounted for approximately 98% and 100% of revenues during the three months ended March 31, 2007 and 2006, respectively. As of March 31, 2007, one customer owed $ 21,359. As of March 31, 2006, one customer owed $20,677.

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

Intangible Assets.

Intangible assets consist of a license to use the technology developed by the State University of New York at Buffalo (“SUNY”) (see Notes 3, 9 and 11) and are stated at cost. Upon commencement of sales of the product, these amounts will be amortized over the shorter of the expected life of the product or the remaining term of the license agreement.

Long-Lived Assets.

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2007, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

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

Derivative Financial Instruments.

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company’s derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. (see Note 6). These embedded instruments related to the Debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. During the year ended December 31, 2006, the Company recorded the initial fair value of the conversion feature of $1,151,759 of which $876,759 was recorded as interest expense in the consolidated statement of operations and $275,000 was recorded as a discount on the debt and is being amortized to interest expense over the life of the debt. The Company also recorded the initial fair value of the attached warrants of $2,075,694 as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2006. The initial fair value of the conversion-related derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend-yield of 0%, annual volatility of 127% and risk-free interest rate of 4.70% - 4.74%. At March 31, 2007, the fair value of the conversion feature and the warrants amounted to $3,338,305. The increase in the fair value of the conversion features and warrants of $772,645 is included as other expense in the accompanying consolidated statement of operations.

As of March 31, 2007, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 160%, and risk free interest rate of 4.54%. The derivatives are classified as long-term liabilities in the accompanying consolidated balance sheet. As of March 31, 2006, the Company was in the process of renegotiating the terms of the convertible debentures with Golden Gate Investors, Inc. and considered the advances through March 31, 2006 to be a loan that bore interest. As such, these monies were included in notes payable as of March 31, 2006.

In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting date. Non-employee stock options and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, volatility of 145% and risk free interest rate of 4.54%. The initial fair value assigned to the non-employee options and warrants was $124,000, which was recorded as interest expense. At December 31, 2006, the fair value of the non-employee warrant was $86,000. At March 31, 2007, the fair value of the non-employee warrants was $130,000. The increase in the fair value of $44,000 since December 31, 2006 is included in other expense in the accompanying consolidated statement of operations.

Fair Value of Financial Instruments.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, amounts due to stockholders, notes payable and convertible debentures. Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values due to their short maturities and rates currently available to the Company for similar debt instruments, except for convertible debt, for which an equivalent instrument could not be located.

Stock-Based Compensation.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF Issue No. 00-18, “Accounting recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instrument issued is determined at the earlier of (a) the date at which a commitment for performance by the consultant or vendor is reached or (b) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company will record the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid expenses in the consolidated balance sheet.

The Company accounts for its employee stock-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. The Company has also applied the provisions of Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R).

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three months ended March 31, 2007 and 2006.

Net Loss Per Common Share.

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings per Share,” and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the three months ended March 31, 2007 and March 31, 2006, basic and diluted earnings per share were the same. Had such shares been included in diluted earnings per share, they would have resulted in weighted-average common shares of 2,286,311,731 for the three months ended March 31, 2007.

Revenue Recognition.

The Company recognizes revenue in accordance with SAB No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collection is probable.

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

As of March 31, 2007, the Company recorded deferred revenue of $61,347 that represents progress billings on a contract that was placed on hold in the third quarter of 2006.

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

Income Taxes

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

Reclassifications.

Certain reclassifications have been made to the financial statements for the three months ended March 31, 2006 to conform to the financial statement presentation for the three months ended March 31, 2007. These reclassifications had no effect on net loss as previously reported.

Recent Accounting Pronouncements.

In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes.” This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. This interpretation also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation is effective for fiscal years beginning after December 15, 2006. The adoption of FASB Interpretation No. 48 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

In September 2006, the SEC staff issued SAB No. 108, “Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements.” SAB No. 108 requires that registrants quantify errors using both a balance sheet and income statement approach and evaluate whether either approach results in a misstated amount that, when all relevant quantitative and qualitative factors are considered, is material. The interpretation is effective for fiscal years beginning after November 15, 2006. The adoption of SAB No. 108 did not have a material impact on the Company’s consolidated financial position or results of operations.

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115.” SFAS No. 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company has is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial position, results of operations and cash flows.

NOTE 3 - INTANGIBLE ASSETS

During the year ended December 31, 2006, Senz-It exercised its option to enter into an exclusive, royalty-bearing license with SUNY (see Note 11). This license is intended to cover patents developed by SUNY that will enable Senz-It to develop technology with an entirely new approach to sensing, process monitoring, homeland security and environmental scanning applications. Through March 31, 2007, the Company recorded a total of $176,604 ($25,000 license fee, $141,604 patent expense reimbursement and $10,000 patent maintenance fee).

NOTE 4 - DUE TO STOCKHOLDERS

Due to stockholders was $326,474 as of March 31, 2007. The balance consist of un-reimbursed expenses and accrued wages to various stockholders and employees, including $251,884 at March 31, 2007 that is owed to the Company’s former president and chief executive officer for accrued salary and reimbursement of expenses, $70,000 payable related to a finder’s fee and other services provided by a consultant and $3,125 is owed to a former stockholder for reimbursement of expenses. These amounts are non-interest bearing and are due on demand.

NOTE 5 - PAYROLL TAXES PAYABLE

As of March 31, 2007, payroll taxes payable consists of late payroll taxes and estimated accrued interest and penalties for payroll and stock option activity totalling $306,204. Settlement discussions are presently underway to resolve this matter.

NOTE 6 - WARRANTS AND CONVERTIBLE DEBENTURE

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

The initial fair value assigned to the conversion feature was $1,151,759, of which $275,000 was recorded as a discount on convertible debt and $876,759 was included in interest expense in the accompanying consolidated statement of operations. The fair value of the conversion feature as of March 31, 2007 was $1,253,817 and is included in the long-term liabilities in the accompanying consolidated balance sheet. The increase in the fair value of the conversion feature of $567,967 is included as other expense in the accompanying consolidated statement of operations as of March 31, 2007. The discount on convertible debt is amortized to interest expense over the life of the Debenture. Amortization expense charged to operations during the three months ended March 31, 2007, was $22,851. Interest accrued on the Debenture and added to the principal balance was $4,677 for the three months ended March 31, 2007. The balance on the Debenture, including accrued interest payable (net of unamortized discount of $187,863), was $100,498 as of March 31, 2007.

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

In conjunction with the Debenture, the Company issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase 5,000,000 shares of common stock of the Company, exercisable at $1.00 per share. The Company also issued to La Jolla Cove a warrant, dated June 29, 2006, to purchase up to that number of shares of common stock equal to $2,750,000 divided by 120% of the average of the closing prices of the common stock for the 20 trading days prior to June 19, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to June 19, 2006. At March 31, 2007, the number of common stock shares that the $2,750,000 warrant could be converted into was 266,472,868. The accounting treatment of the derivatives and warrants require that the Company record warrants at their fair values as of the inception date of the agreement, which totaled $2,057,694, which was charged to interest expense. At March 31, 2007, the fair value was $2,084,488. The increase in the fair value of the warrants of $204,678 is included as a component of other expense in the accompanying consolidated statement of operations.

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

Under a letter agreement, dated June 22, 2006, the parties agreed to enter into an additional debenture and warrant to purchase common stock on the same terms and conditions as the Debenture and the 5,000,000 share warrant discussed above. The parties must enter into the additional debenture and warrant no later than thirty days after the principal amount of the Debenture is less than $100,000. Failure to enter into the additional debenture and warrant by either party will result in $100,000 of liquidated damages payable by that party. To date, the parties have not entered into an additional debenture.

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

NOTE 7 - NOTES PAYABLE

The Company had a total of $45,151 in notes payable at March 31, 2007.

In April 2005, The Company entered into an accounts receivable factoring and security agreement for up to $75,000 with a financing entity. However, the account receivable that was used as collateral for the factoring agreement was not assigned to the lender. When payment from the customer was received, the factor was not paid, placing the Company in default on the loan. Under the Settlement Agreement of December 2005, the Company agreed to pay interest at an annual rate of 18%. At March 31, 2007, the amount owed under the settlement agreement was $30,451. During 2007, payments totalling $10,000 were made. Interest expense on the note was $1,511 for the three months ended March 31, 2007.

In April 2005, the Company issued a $30,000 note to an individual. The note is due on demand, is secured by stock and bears interest at the rate of 8% per annum. At March 31, 2007, the amount owed, including interest, was $14,700. In 2007, payments in cash ($16,000) and common stock (500,000 shares of stock valued at $3,300) totalling $19,300 were made.

NOTE 8 - STOCK COMPENSATION PLANS

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

2006 Employee Stock Incentive Plan.

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

As of December 31, 2006, 9,004,141 shares of common stock remained to be issued under the ESIP Plan. During the three months ended March 31, 2007: (a) 4,103,136 shares, issued in 2006, were returned and subsequently cancelled and made available for re-issuance; (b) 29,806,923 shares previously issued to an escrow account but not outstanding were cancelled and made available for re-issuance; and (c) a total of 39,885,494 shares of common stock were awarded. This left a balance of 3,028,706 shares of common stock remaining to be issued under the ESIP Plan as of March 31, 2007.

2005 Non-Employee Directors and Consultants Retainer Stock Plan.

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

As of December 31, 2006, 12,084,363 shares of common stock remained to be issued under the Non-Employee Plan. During the three months ended March 31, 2007, 6,576,922 shares of common stock were issued out of the Non-Employee Plan, leaving a balance of 5,507,441 shares to be issued from this plan.

2007 Stock Option Plan.

The World Am, Inc. Stock Option Plan, dated January 2, 2007, is intended to allow designated directors, officers and employees of the Company, to receive options to purchase restricted shares of common stock. The purpose of this plan is to provide directors, officers and employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company and to attract and retain directors, officers and employees of exceptional ability. The purchase price of shares under the plan is $0.005 per share. The option period begins on the date of grant and will not exceed ten years. The maximum number of shares of stock that may be issued under this plan is 45,000,000. Options covering a total of 44,500,000 shares have been granted in the first quarter 2007.

If the employee has been employed (or in the case of an independent director, been in such a position) for a period of one year from the date of the option, then the employee has the right to purchase (vests in) 1/4 of the total number of shares covered by the option, and thereafter 1/48th of the total number of shares covered by the option at the end of each full calendar month. If the employee leaves the Company prior to the expiration of the one-year period, then the employee does not have the right to purchase any shares under the option. The option remains valid only while the employee remains with the Company. Upon a termination of his or her relationship with the Company, the employee has a period of 90 calendar days thereafter to purchase the amount of shares that are vested to date or they are forfeited. As of March 31, 2007, none of the options have vested.

General Discussion.

The fair value of each stock-based award is estimated on the grant date using the Black-Scholes pricing model. Expected volatilities are based on the historical volatilities of comparable companies. The expected term of options granted is derived using the simplified method as defined in the SAB No. 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	2007	2006
Risk-free interest rate	4.48%	5.10%
Expected life of the options	6 years	5 years
Expected volatility	127%	139%
Expected dividend yield	0%	0%

The following is a summary of all stock option activity as of March 31, 2007 and changes during the three months then ended:

		Weighted	Remaining
		Average	Contractual	Aggregate
	Number	Exercise	Term	Intrinsic
	of Shares	Price	(Years)	Value

Options outstanding at January 1, 2007	16,768,023	$0.013	3.21	$—
Granted	44,500,000	$0.005	10.00	$—
Expired/forfeited	—	—
Exercised	—	—

Options outstanding at March 31, 2007	61,268,023	$0.008	7.62	$—

Options vested or expected to vest at March 31, 2007	61,268,023	$0.013	3.24	$—

Options exercisable at March 31, 2007	16,714,023	$0.013	2.99	$—

The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values, based on the Company’s closing stock price of $0.076 as of March 31, 2007, which would have been paid by the optionees had all of them exercised their options as of that date.

Stock-based compensation expense for the year three months ended March 31, 2007 was $6,963 and was included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the activity of the Company’s non-vested options (included in the chart above):

	March 31, 2007
	Weighted-Average
	Shares	Grant-Date Fair Value	Remaining Months to Vest	Remaining Unrecognized Compensation Cost
Non-vested outstanding at January 1, 2007	72,000	$0.016	12	$1,152
Granted	44,500,000	$0.003	60	$133,500
Vested	(18,000)	$0.016		(288)
Forfeited	—	—		—
Non-vested outstanding at March 31, 2007	44,554,000	$0.003	57	$134,364

NOTE 9- STOCKHOLDERS’ DEFICIT

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

On October 11, 2006, the Company commenced a private offering of up to thirty-four units at a price of $25,000 per unit. Each unit consist of 5,000,000 shares of common stock and a warrant that entitled the holder the right and privilege to purchase 1,250,000 shares of the Company’s common stock at any time up to three years after the issuance of the warrant for a price of $0.02 per share. As of December 31, 2006, thirteen units (65,000,000 shares of common stock) and warrants representing 16,250,000 shares of common stock, were sold for a total consideration of $314,300, net of issuance costs. For the three months ended March 31, 2007, an additional twenty-one units (105,000,000 shares of common stock) and warrants representing 26,250,000 shares of common stock, were sold for a total consideration of $497,500, net of issuance costs.

Breakdown of shares of common stock issued for the three months ended March 31, 2007:

Shares issued under the Non-Employee Plan	6,576,922
Shares issued under the ESIP Plan	39,885,494
Private sale of stock	105,000,000
ESIP stock returned and cancelled	(4,103,136)
Total net shares issued	147,359,280

A summary of the warrant activity is as follows:

		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Balance, January 1, 2007	58,328,948	$0.007	21 months
Warrants issued	26,250,000	$0.020	36 months
Warrants exercised	—	—	—
Balance, March 31, 2007	84,578,948	$0.011	23 months

NOTE 10 - RELATED PARTY TRANSACTIONS

G. Raymond Pironti, Jr.

(a) On February 4, 2005, the Company sold three units through a private offering to G. Raymond Pironti, Jr. Each unit included a warrant that entitled the holder to acquire a specific number of shares of the Company’s common stock. According to the provisions of the warrant, the holder has the right and privilege to purchase a number of fully paid and non-assessable shares of the Company’s common stock at any time through February 4, 2008. The number of shares is obtained by dividing the purchase price of three units by the lowest reported bid price of the Company’s common stock during the 365-day period following the commencement of the pricing period; this number was fixed at 22,500,000 shares on February 4, 2006 (15,000,000 shares plus 7,500,000 shares based on the 1 for 2 stock dividend on August 15, 2005). As of March 31, 2007, 18,078,948 shares of common stock remain exercisable at $0.0025 per share for a period of three years from the date of grant (February 4, 2005).

(b) On April 25, 2005, the Company entered into an accounts receivable factoring and security agreement with JJ Ellis, LLC (a company controlled by Mr. Pironti) for up to $75,000 (and an Addendum to this agreement, dated August 8, 2005). However, the account receivable that was used as collateral for the factoring agreement was not assigned to the lender and when payment from the customer was received, the factor was not paid, placing the Company in default on the loan. Under the Settlement Agreement of December 2005, the Company agreed to pay interest at an annual rate of 18%. At March 31, 2007, the amount owed under the settlement agreement was $30,451. During 2007, payments totalling $10,000 were made. Interest expense on the note was $1,511 for the three months ended March 31, 2007.

In connection with the factoring agreement, the Company issued to JJ Ellis a warrant to purchase $60,000 of the Company’s common stock. The calculation of the number of shares underlying this warrant is based on the lowest bid price recorded ($0.002) over a 365-day look back period or a 20% discount at time of execution, whichever is lower. Based on this calculation, the number of shares fixed for this warrant on April 25, 2006 was 24,000,000. This warrant is exercisable for a period of three years from grant (April 25, 2005) at the lower of $0.0025 per share or 80% of the closing price on the date of exercise (none of this warrant has been exercised at March 31, 2007).

Select University Technologies, Inc.

Venture Acceleration Agreement.

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

The management fee calls for a one-time payment of $100,000, payable in $50,000 of common stock and $50,000 of cash, at such time when the Company has the financial capability to pay in cash and an annual management fee of $930,000 payable in monthly instalments of $77,500. Of the monthly management fee, $25,000 is payable in cash and the remainder is payable in common stock. For the three months ended March 31, 2007, the Company recorded $232,500 in management fees. As of March 31, 2007, the amount owed to Select University Technologies, Inc. was $322,656, which consists of amounts due under the terms of the Venture Acceleration Agreement and amounts due for rent and reimbursement of operating expenses (see Note 11).

The performance fee is 6% of gross revenue for the first three years of the Venture Agreement. Thereafter, the performance fee is to be calculated at 15% of quarterly operating profit (as defined in the Agreement).

Office Space.

The Company shares office space with Select University Technologies, Inc. The Company is charged $800 per month, plus operating and administrative expenses. The total rent and operating expenses charged to the Company for the three months ended March 31, 2007 was $2,413.

SUTI Holdings, LP.

On May 18, 2006, the Company’s subsidiary, Isotec, issued a demand promissory note in favor of the Company’s controlling stockholder, SUTI. Under the terms of the promissory note, the Company may borrow up to $100,000 to assist in the ongoing operations of the Company. Principal and interest are due no later than 30 days following the commencement date of May 2006. The outstanding principal amount bears simple interest through the maturity date at the rate of 8% of the loan amount. After an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%. As of March 31, 2007, the Company owed a total of $1,465 under this note that is included in due to stockholders in the accompanying consolidated balance sheet as of March 31, 2007.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation.

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

Management believes the Company has meritorious claims and defense to the plaintiff’s claims and ultimately will prevail on the merits. However, this matter remains in the very early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If unfavorable rulings were to occur, there could be a material adverse impact of on the Company’s financial condition, results of operations or liquidity.

(b)  On September 20, 2006, a complaint was filed in the District Court of Adams County, Colorado: James H. Alexander v. World Am, Inc. The complaint principally alleges that World Am breached an employment agreement with the plaintiff by not paying him certain amounts allegedly owing and seeks damages in the amount of $714,718. The Company has retained counsel in the matter and responsive pleadings have been filed.

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

(c) On October 25, 2004, a complaint was filed in the United States District Court, District of Colorado: Mitchell Vince v. Isotec, Inc. and World Am, Inc. The complaint alleges that Isotec terminated Mr. Vince without cause prior to the expiration of the term of an alleged employment agreement. The complaint sought monetary damages of $240,000. This matter has been settled. Under this settlement, Mr. Vince will be paid $6,000 per month in cash or shares of free trading common stock for a period of 20 months commencing December 31, 2006. The remaining balance on the settlement of $94,000 is included in accounts payable in the accompanying consolidated balance sheet as of March 31, 2007.

Operating Leases.

Isotec leases a 4,800 square foot facility in Westminster, Colorado with a monthly rent and common area expense of $3,905 through December 31, 2011. Rent and common area expense totalled $11,715 and $10,640 for the three months ended March 31, 2007 and 2006, respectively.

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

License Agreement.

On January 22, 2007, Senz-It exercised the option it held to enter into an exclusive, royalty-bearing license with SUNY. This license is intended to cover patents developed by SUNY that will enable Senz-It to develop technology with an entirely new approach to sensing, process monitoring, homeland security and environmental scanning applications. This is an exclusive field-of-use license to facilitate the development and commercialization of certain technology contained within certain patents and patent applications developed at SUNY. Under the terms of this license (effective as of December 1, 2006), Senz-It has paid, and will pay, fees, royalties and research funding to SUNY. In connection with this license agreement, Senz-It will issue restricted shares of common stock, and will issue additional such shares, to the SUNY, pursuant to the terms of a Stock Purchase Agreement, so that it will maintain a minimum ownership of 10% in Senz-It. Finally, Senz-It entered into a Stockholders Agreement with SUNY that covers the rights of stockholders of Senz-It. At such time as Senz-It earns a profit, the minority interest will be allocated to SUNY. In connection with these agreements, the Company entered into confidentiality and non-disclosure agreements with SUNY as to certain specific terms of the agreements.

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

NOTE 12 - SUBSEQUENT EVENTS

Stock Issuances.

(1) On April 10, 2007, the Company issued 571,429 free trading shares of common stock for services rendered by consultants valued at $4,000 ($0.007 per share).

(2) On April 11, 2007, the Company issued 1,017,901 free trading shares of common stock as payment of compensation owed employees valued at $7,125 ($0.007 per share).

(3) On April 5, 2007, 2007, the Company issued 1,200,000 restricted shares of common stock for services rendered by a consultant valued at $9,000 ($.0075 per share).

(4) On April 23, 2007, the Company issued 785,714 free trading shares of common stock as payment for services rendered by a consultant valued at $5,500 ($0.007 per share).

(5) On April 23, 2007, the Company issued 1,472,846 free trading shares of common stock as payment of compensation owed employees, valued at $8,837 ($0.006 per share).

(6) On April 25, 2007, the Company issued 1,250,001 free trading shares of common stock as payment for services rendered by consultants valued at $7,500 ($0.006 per share).

(7) On April 25, 2007, the Company issued 1,875,000 shares of free trading shares of common stock for services rendered by a consultant valued at $11,250 ($0.006 per share).

Private Placement.

On March 20, 2007, the Company commenced a private offering of up to 31 units at a price of $100,000 per unit. Each unit consists of 12,500,000 shares of common stock and a warrant to purchase 3,125,000 shares of the Company’s common stock at any time up to three years after the issuance of the warrant, exercisable at $0.02 per share. A total of 30 units (375,000,000 shares of common stock), and warrants representing 93,750,000 shares of common stock, were sold between April 5, 2007 and May 7, 2007 for a total consideration of $3,000,000. As of April 30, 2007, a total of 137,500,000 shares had been issued.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited consolidated financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

The Company has two operating wholly owned subsidiaries: Senz-It, Inc. and Isotec, Inc.

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

The technology is based on molecular imprinted xerogel (“MIX”) processes with a florescent reporter molecule affixed to the immediate proximity of the target analytes-binding site. The advantages of MIX based materials include: specificity comparable to a bio molecule; robustness and stability under extreme chemical and physical conditions; and, an ability to design recognition sites even for analytes that lack suitable bio-recognition elements.

The result is that Senz-It’s proposed products are intended to provide rapid and continuous onsite detection and measurement of biological and chemical substances in water, blood and air. It virtually eliminates false positives, is comparable to advanced laboratory tests and detects in seconds, not hours.

The Senz-It technical staff has continued the process of transferring both the technology and the knowledge-base for sensor product technology components including wet chemistry and analyte concentration measurement parameters from the State University of New York at Buffalo (“SUNY”).

The staff has grown to 6 people, with an additional 11 expected to join in the second quarter. Wet lab space was leased and plans are in place to develop a dry lab within the main office where Senz-It operates.

Negotiations have started for product development partnerships with prominent design/build firms.

John Bogart joined the company as director of product development to facilitate the interface between the business development portion of Senz-It and the Engineering/R&D functions.

At the present time, two chemical measurement products and one biological measurement project have been selected for product development. Initial specifications are being developed.

Business development continues to focus on innovator and early adopter candidates in the target markets of food safety and security, and indoor air quality.

Senz-It spent the quarter in negotiations for an exclusive worldwide distribution agreement in the food quality/food safety sector that it is hoped will be finalized during the second quarter of 2007.

A customer-oriented brochure as well as other deliverables have been developed and released to assist with our business development efforts. We have targeted trade shows and partnership opportunities to expand the exposure of our technology. We look for this enhanced marketing effort to help us identify additional key accounts.

Senz-It is participating in the International Association of Food Protection (“IAFP”) 94th Annual Meeting where Senz-It will be co-chairing the Mystery Outbreak Symposium, a real-time lifelike scenario of a food-borne illness outbreak.

(b)  Isotec develops, integrates and manufactures Automated Security Portal products, broadly categorized as Access Control, Weapons Control, or Materials Control Systems. These structures provide Protection, not just Detection, by rigorously controlling passage of people and materials into and out of a facility based on specific security rules, while reducing the need for security personnel. Applications of the technology have been delivered to the commercial, retail and government sectors. Isotec’s experience in this field allows it to provide high quality, code compliant, feature-rich application-optimized solutions at the lowest costs in the shortest timeframe.

Isotec has installed systems for high security United States Department of Energy facilities such as Los Alamos Labs, Lawrence Livermore Labs, and Sandia Labs, and military installations for the United States Air Force and Navy. Commercial installations include a growing number of commercial banking facilities, and various retail facilities such as jewelry stores.

The Company believes that its planned growth and profitability will depend in large part on the ability to promote its products, expand its relationship with current and new distributors, and gain new clients. Accordingly, the Company intends to focus its attention and investment of resources in marketing, strategic partnerships, and development of its client base.

In the first quarter of 2007, Isotec focused substantial effort on the cultivation of our distribution organization as well as the end-customers. In the past Isotec had considered the distributor to be the customer. By becoming closer to the end-user we believe we can better understand their requirements and assure they will have a positive ongoing experience. In addition to adding three new distributors during this period, a major effort was instituted to educate the individual sales personnel at all distributors, and to provide them with additional sales tools, materials and competitive information in order to increase their effectiveness. Simultaneously, numerous visits were made to new and existing government customers and their associated engineering and architectural organizations. These trips have produced sales leads and have served to raise awareness of the company and our current capabilities. Training also has been provided to our international distributors, including optimizing sales materials for individual market regions. These efforts have resulted in significant increase in the number of projects in the design and quotation cycle relative to the level in the first quarter of 2006.

Also, in the first quarter of this year, substantial progress was made toward completing the testing of two new products that will increase the breadth of the product line. These new products include a lower cost entry-level system aimed at small retail establishments and international markets, and a very high sensitivity product aimed at ultra-high security facilities. These products will be introduced in the second quarter of the year, and should assist in expansion of the business into the low cost and the high performance segments of the market not currently served by any provider.

Results of Operations.

(a)  Revenues.

The Company had revenues of $53,270 for the three months ended March 31, 2007 compared to $68,660 for the three months ended March 31, 2006, a decrease of $15,390 or approximately 22%. The decrease in revenue in the first quarter ended March 31, 2007 is due to lower order receipts. Revenues for the period from March 4, 2005 (inception) through March 31, 2007 were $511,518.

(b) Cost of Revenues.

The Company had cost of revenues of $12,738 for the three months ended March 31, 2007 compared to $31,433 for the three months ended March 31, 2006, a decrease of $18,695 or approximately 59%. The decrease in cost of sales in the first quarter ended March 31, 2007 is due to the decreased level of sales for the period. The gross profit percentage was 76% for the period ended March 31, 2007 and 54% for the comparable prior year period. Although the gross profit has improved, the Company’s ability to continue as a going concern is still in doubt due to the Company’s low sales volume. Cost of revenues for the period from March 4, 2005 (inception) through March 31, 2007 was $211,350.

(c)  General and Administrative Expenses.

The Company incurred general and administrative expenses of $586,898 for the three months ended March 31, 2007 compared to $433,856 for the three months ended March 31, 2006, an increase of $153,042 or approximately 35%. The major expense categories for the three months ended March 31, 2007 and 2006 included:

	Three months ended March 31, 2007	Three months ended March 31, 2006

Professional fees	$92,280	$128,623
Payroll expenses	116,715	166,061
Compensation expense	-	17,519
Rent	11,714	10,640
Warrant expense	-	27,788
Management fees	232,500	-

The increase in expense for the quarter ended March 31, 2007 over the three months ended March 31, 2006 resulted from the management fees payable under the Venture Acceleration Agreement between Select University Technologies, Inc., the general partner of SUTI and the Company. General and administrative expenses for the period from March 4, 2005 (inception) through March 31, 2007 were $3,436,876.

(d)  Other Expense.

Total other expense of $844,366 for the three months ended March 31, 2007 and $1,066 for the three months ended March 31, 2006, an increase of $843,300. The reason that the Company reported other expense for the three months ended March 31, 2007 was the increase in the fair value of the derivative and warrant liabilities that was caused by the increased Company stock price in the first quarter of 2007, which makes conversion of the debentures and exercise of the warrants more expensive. There was no such increase in 2006 as the terms of the debentures were still under negotiation and a determination of the fair value of the derivative and warrant liabilities was not undertaken due to the lack of finalization of the terms. Total other expense for the period from March 4, 2005 (inception) through March 31, 2007 were $3,230,670.

(e)  Net Loss.

The Company had a net loss of $1,390,732 the three months ended March 31, 2007 compared to a net loss of $397,705 for the three months ended March 31, 2006, an increase of $993,027 or approximately 250%. The net loss for the three months ended March 31, 2007 was primarily the result of an increase in the fair value of the derivative and warrant liabilities from the fourth quarter of 2006. The net loss for the period from March 4, 2005 (inception) through March 31, 2007 was $6,367,378.

Factors That May Affect Operating Results.

The operating results of the Company can vary significantly depending upon a number of factors, many of which are outside its control. General factors that may affect the Company’s operating results include:

•	market acceptance of and changes in demand for products and services;

•	consolidation in the dealer channel;

•
a small number of customers account for, and may in future periods account for, substantial portions of the Company’s revenue, and revenue could decline because of delays of customer orders or the failure to retain customers;

•	gain or loss of clients or strategic relationships;

•	announcement or introduction of new services and products by the Company or by its competitors;

•	the ability to build brand recognition;

•	timing of sales to customers;

•	the ability to upgrade and develop systems and infrastructure to accommodate growth;

•	the ability to introduce and market products and services in accordance with market demand;

•	changes in governmental regulation;

•	reduction in or delay of capital spending by clients due to the effects of terrorism, war and political instability;

•	valuation of derivative liabilities; and

•	general economic conditions.

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

The Company is also subject to the following specific factors that may affect its operating results:

(a) The Company May Not Be Able to Accommodate Rapid Growth Which Could Result in a Loss of Customers and a Decrease in Revenues.

The Company has developed innovative systems and processes to establish itself as a factor in the field of “Transparent Security” and “Automated Passage Control”, and has installed systems for such customers as Los Alamos Labs, Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank, Union Bank, the United States Air Force and United States Department of Energy. To manage anticipated growth, we must continue to implement and improve our operational, financial and management information systems. The Company must also hire, train and retain additional qualified personnel, continue to expand and upgrade core technologies, and effectively manage relationships with end users, suppliers and other third parties. Our expansion could place a significant strain on current services and support operations, sales and administrative personnel, capital and other resources. The Company could also experience difficulties meeting demand for our services. The Company cannot guaranty that our systems, procedures or controls will be adequate to support operations, or that management will be capable of fully exploiting the market. Our failure to effectively manage growth could adversely affect our business and financial results.

(b) Protection of Proprietary Rights May Affect the Company’s Success and Ability to Compete and Generate Revenues.

The Company‘s success and ability to compete will be dependent in part on the protection of our potential patents, trademarks, trade names, service marks and other proprietary rights. We intend to rely on trade secret and copyright laws to protect the intellectual property that we plan to develop, but there can be no assurance that such laws will provide sufficient protection to us, that others will not develop products that are similar or superior to ours, or that third parties will not copy or otherwise obtain and use our proprietary information without authorization. In addition, certain of our know-how and proprietary technology may not be patentable.

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

(c) Dependence on Suppliers May Affect the Company’s Ability to Conduct Business and Generate Revenues.

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

(d) The Company Faces Strong Competition in the Market, Which Could Make It Difficult for It to Generate Revenues.

The market for the Company’s products is competitive. Future success will depend on our ability to adapt to rapidly changing technologies, evolving industry standards, product offerings and evolving demands of the marketplace.

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

(e) The Company Could Fail To Develop New Products To Compete in an Industry of Rapidly Changing Technology, Resulting in Decreased Revenues.

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

Risks associated with the development and introduction of new products include delays in development and changes in payment processing, and operating system technologies that could require the Company to modify existing products. There is also the risk to the Company that there may be delays in initial shipments of new products. Further risks inherent in new product introductions include the uncertainty of price-performance relative to products of competitors, competitors’ responses to the introductions and the desire by customers to evaluate new products for longer periods of time.

(f) New Versions of the Company’s Products May Contain Errors or Defects, Which Could Affect Its Ability to Compete and Generate Revenues.

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

(g) The Company’s Ability to Grow is Directly Tied to Its Ability to Attract and Retain Customers. Failure to Attract New Customers Could Result in Reduced Revenues.

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

(i) The Company’s Success Is Largely Dependent on the Abilities of Its Management and Employees.

The Company’s success is largely dependent on the personal efforts and abilities of its senior management. The loss of certain members of the Company’s senior management, including its chief executive officer, could have a material adverse effect on our business and prospects.

The Company intends to continue recruiting in fiscal year 2007 employees who are skilled in its industry. The failure to recruit these key personnel could have a material adverse effect on our business. As a result, we may experience increased compensation costs that may not be offset through either improved productivity or higher revenue. There can be no assurances that we will be successful in retaining existing personnel or in attracting and recruiting experienced qualified personnel.

(j) Any Required Expenditures as a Result of Indemnification Will Result in an Increase in Operating Expenses.

The Company’s articles of incorporation include provisions to the effect that we may indemnify any director, officer, or employee. In addition, provisions of Nevada law provide for such indemnification, as well as for a limitation of liability of our directors and officers for monetary damages arising from a breach of their fiduciary duties. Any limitation on the liability of any director or officer, or indemnification of any director, officer, or employee, could result in substantial expenditures being made by us in covering any liability of such persons or in indemnifying them.

(k) If the Company is Unable to Issue Shares of Common Stock upon Conversion of the Convertible Debenture for Any Reason, It Would be Required to Pay Certain Penalties.

If the Company were unable to issue shares of common stock upon conversion of the debenture or exercise of the warrants held by La Jolla Cove Investors, Inc. (“La Jolla Cove”) for any reason, the Company would be required to:

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

(l) Repayment of the Debenture, If Required, Would Deplete Available Capital, or Could Result in Legal Action if Not Repaid.

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

Operating Activities.

Net cash used in operating activities was $357,997 for the three months ended March 31, 2007 and $79,002 for the three months ended March 31, 2006, an increase of $278,995 or approximately 353%. The principal components of the increase net cash used in operations for the three months ended March 31, 2007 was: (a) a net loss of $1,390,732, offset by the change in fair value of derivative and warrant liabilities of $816,645; (b) stock issued for services in the amount of $265,050; (c) amortization of the discount on convertible debt of $22,851; (d) an increase in accounts payable and accrued liabilities of $51,318; and (e) an increase in payroll taxes payable of $21,866. Net cash used in operating activities was $1,138,973 for the period from March 4, 2005 (inception) through March 3, 2007.

Investing Activities.

Net cash used in investing activities was $159,949 for the three months ended March 31, 2007 that was composed of acquisitions of fixed and intangible assets of $8,345 and $151,604, respectively, compared to $0 for the three months ended March 31, 2006. Net cash used in investing activities was $185,423 for the period from March 4, 2005 (inception) through March 3, 2007.

Financing Activities.

Net cash provided by financing activities of $443,210 for the three months March 31, 2007, which resulted from proceeds from sales of common stock to investors in a private stock offering of $497,500, offset by repayments of notes payable to related parties of $54,290. Net cash provided by financing activities was $89,668 for the three months ended March 31, 2006 and $1,371,668 for the period from March 4, 2005 (inception) through March 31, 2007.

Liquidity and Capital Resources.

As of March 31, 2007, the Company had total current assets of $161,956 and total current liabilities of $1,820,775, resulting in a working capital deficit of $1,658,819. At March 31, 2007, the Company’s assets consisted primarily of accounts receivable ($21,739), inventory ($88,292) and cash ($47,272). During the period from March 4, 2005 (inception) through March 31, 2007, the Company incurred a net loss of $6,367,378, and incurred a net loss of $1,390,732 for the three months ended March 31, 2007. The Company had an accumulated deficit of $6,367,378 as of March 31, 2007.

These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. The Company’s Reports of Independent Registered Public Accounting Firms included in the Form 10-KSB for the year ended December 31, 2006 included explanatory paragraphs regarding doubt about the Company’s ability to continue as a going concern.

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

In connection with its financing needs, on June 19, 2006 the Company entered into a Securities Purchase Agreement (to replace one dated January 23, 2006), with La Jolla Cove, a company under common control with Golden Gate Investors, Inc. (the lender under the first agreement) (see Exhibit 4.8). Under this agreement, La Jolla Cove agreed to purchase from the Company a convertible debenture (“Debenture”) in the aggregate principal amount of $500,000 (see Exhibit 4.9) and warrants to purchase shares of its common stock. The conversion price is equal to the lesser of (i) $0.20, or (ii) 80% of the average of the three lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert.

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

Under a letter agreement, dated June 22, 2006, the parties agreed to enter into an additional debenture and warrant to purchase common stock on the same terms and conditions as the Debenture and a warrant to purchase 5,000,000 shares of common stock as discussed above. The parties must enter into the additional debenture and warrant no later than thirty days after the principal amount of the Debenture is less than $100,000. In the event that La Jolla Cove fails to enter into the additional debenture and warrant in accordance with the terms of this paragraph, La Jolla Cove will pay the Company liquidated damages of $100,000. If the Company does not want La Jolla Cove to enter into the additional debenture and warrant, the Company will pay La Jolla Cove liquidated damages of $100,000. To date, the parties have not entered into an additional debenture.

The Company filed a Form SB-2 registration statement with the SEC on July 13, 2006 to register all the shares underlying the debenture and warrants. The Company received a comment letter from the SEC in which the SEC staff questioned the Company on the use of Rule 415 in the delayed secondary offering by La Jolla Cove. As a result, the Company withdrew the registration statement on October 10, 2006 and is in the process of renegotiating the transaction with La Jolla Cove. Since this registration statement was withdrawn by mutual consent of the parties, the Company is not considered to be in default under the registration rights agreement.

Between January 1, 2007 and January 18, 2007, the company sold 21 units, each unit consisting of 5,000,000 million shares of common stock (for a total of 105,000,000 shares of common stock) and a warrant to purchase 1,250,000 shares of common stock (for a total of 26,250,000 shares of common stock) exerciseable for a period of three years at $0.02 per share. The total consideration for these shares was $525,000.

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

Contractual Obligations.

(a) Capital Lease.

The Company was obligated under a capital lease for manufacturing equipment. Under the terms of the current lease agreement, the Company pays on a month-to-month rental at the rate of $425 per month. The Company has the right to return the equipment to the lessor at any time.

(b) Operating Leases.

Isotec leases a 4,800 square foot facility in Westminster, Colorado with a monthly rent and common area expense of $3,905 through December 31, 2011. Rent and common area expense totalled $11,715 and $10,640 for the three months ended March 31, 2007 and 2006, respectively.

(c) Consulting Agreement.

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

(d) Distributor Agreements.

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

(e) License Agreement.

On January 22, 2007, Senz-It exercised the option it held to enter into an exclusive, royalty-bearing license with SUNY. This license is intended to cover patents developed by SUNY that will enable Senz-It to develop technology with an entirely new approach to sensing, process monitoring, homeland security and environmental scanning applications. This is an exclusive field-of-use license to facilitate the development and commercialization of certain technology contained within certain patents and patent applications developed at SUNY. Under the terms of this license (effective as of December 1, 2006), Senz-It has paid, and will pay, fees, royalties and research funding to SUNY. In connection with this license agreement, Senz-It will issue restricted shares of common stock, and will issue additional such shares, to the SUNY, pursuant to the terms of a Stock Purchase Agreement, so that it will maintain a minimum ownership of 10% in Senz-It. Finally, Senz-It entered into a Stockholders Agreement with SUNY that covers the rights of stockholders of Senz-It. At such time as Senz-It earns a profit, the minority interest will be allocated to SUNY. In connection with these agreements, the Company entered into confidentiality and non-disclosure agreements with SUNY as to certain specific terms of the agreements.

(f) Indemnities and Guarantees.

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

Off Balance Sheet Arrangements.

Other than its operating lease, the Company does not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, and results of operations, liquidity or capital expenditures.

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

(d) Valuation of Derivative Financial Instruments.

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company’s derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. These embedded instruments related to the Debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. Derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions as of March 31, 2007: dividend yield of 0%, annual volatility of 160%, and risk free interest rate of 4.54%.

In addition, under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting date. Non-employee stock options and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions at March 31, 2007: dividend yield of 0%, volatility of 145% and risk free interest rate of 4.54%. Any change in these assumptions could result in substantial changes to the values established by the Company.

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

Forward Looking Statements.

Information in this Form 10-QSB contains “forward looking statements” within the meaning of Rule 175 of the Securities Act of 1933, as amended, and Rule 3b-6 of the Securities Act of 1934, as amended. When used in this Form 10-QSB, the words “expects,” “anticipates,” “believes,” “plans,” “will” and similar expressions are intended to identify forward-looking statements. These are statements that relate to future periods and include, but are not limited to, statements regarding our adequacy of cash, expectations regarding net losses and cash flow, our need for future financing, and our operating expenses.

Forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. These risks and uncertainties include, but are not limited to, those discussed above as well as risks set forth above under “Factors That May Affect Operating Results.” These forward-looking statements speak only as of the date hereof. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in its expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

ITEM 3. CONTROLS AND PROCEDURES.

Evaluation of Disclosure Controls and Procedures.

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) that are designed to ensure that information required to be disclosed in our periodic reports filed under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to management, including the Company’s principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure.

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

(b) On September 20, 2006, a complaint was filed in the District Court of Adams County, Colorado: James H. Alexander v. World Am, Inc. The complaint principally alleges that World Am breached an employment agreement with the plaintiff by not paying him certain amounts allegedly owing and seeks damages in the amount of $714,718. The Company has retained counsel in the matter and responsive pleadings have been filed.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Between January 1, 2007 and January 18, 2007, the company sold 21 units, each unit consisting of 5,000,000 million shares of common stock (for a total of 105,000,000 shares of common stock) and a warrant to purchase 1,250,000 shares of common stock (for a total of 26,250,000 shares of common stock) exerciseable for a period of three years at $0.02 per share. The total consideration for these shares was $525,000.

To date, commissions, in the amount of $27,500 have been paid in connection with these sales. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of these transactions did not involve a public offering and each of the investors represented that he/she is an “accredited” investor as defined in Rule 502 of Regulation D.

(b) There were no purchases of the Company’s common stock by the Company’s affiliates or by it during the three months ended March 31, 2007 or the three months ended December 31, 2006.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

Not Applicable.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None

ITEM 5. OTHER INFORMATION.

Corrections to Form 10-KSB.

(a) Item 12(b): The $60,000 warrant issued to JJ Ellis, LLC is exercisable for a period of five years (not three years as stated).

(b)  Item 12(f): The reference to the “warrant” granted to Mr. Pironti should have been “option.”

(c) Note 11 to the financial statements: When discussing the 2002 Stock Compensation Plan, it should be noted that this plan is no longer used by the Company. The chart after the discussion should be removed.

(d) Note 11 to the financial statements: The chart below the discussion about the 2003 Consultants Stock Compensation Plan is corrected to read as follows:

	Weighted-Average
	Shares	Exercise Price (1)	Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Outstanding at December 31, 2005	42,837,220	$0.0122	4.08	$—
Options exercised	(3,774,194)
Cancelled/forfeited	(23,955,003)
Outstanding and exercisable at December 31, 2006	15,108,023	$0.0122	3.08	$—

(1) Exercise price is determined in each case by the board of directors, but in no event shall the price be less than 100% of the fair market value of the shares on the date of grant.

Subsequent Events.

(a) Stock Issuances.

(1) On April 10, 2007, the Company issued 571,429 free trading shares of common stock for services rendered by consultants valued at $4,000 ($0.007 per share).

(2) On April 11,2007, the Company issued 1,017,901 free trading shares of common stock as payment of compensation owed employees valued at $7,125 ($0.007 per share).

(3) On April 5, 2007, 2007, the Company issued 1,200,000 restricted shares of common stock for services rendered by a consultant valued at $9,000 ($.0075).

(4) On April 23, 2007, the Company issued 785,714 free trading shares of common stock as payment for services rendered by a consultant valued at $5,500 ($0.007 per share).

(5) On April 23, 2007, the Company issued 1,472,846 free trading shares of common stock as payment of compensation owed employees, valued at $8,837 ($0.006 per share).

(6) On April 25, 2007, the Company issued 1,250,001 free trading shares of common stock as payment for services rendered by consultants valued at $7,500 ($0.006 per share).

(7) On April 25, 2007, the Company issued 1,875,000 shares of free trading shares of common stock for services rendered by a consultant valued at $11,250 ($0.006 per share).

(b) Private Placement.

On March 20, 2007, the Company commenced a private offering of up to 31 units at a price of $100,000 per unit. Each unit consists of 12,500,000 shares of common stock and a warrant to purchase 3,125,000 shares of the Company’s common stock at any time up to three years after the issuance of the warrant, exercisable at $0.02 per share. A total of 30 units (375,000,000 shares of common stock), and warrants representing 93,750,000 shares of common stock, were sold between April 5, 2007 and May 7, 2007 for a total consideration of $3,000,000. As of April 30, 2007, a total of 137,500,000 shares had been issued.

ITEM 6. EXHIBITS.

Exhibits included or incorporated by reference herein are set forth in the attached Exhibit Index.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Am, Inc.

Dated: May 14, 2007	By:	/s/ Robert A. Hovee
Robert A. Hovee,
Chief Executive Officer

Dated: May 14, 2007	By:	/s/ David J. Barnes
David J. Barnes,
Chief Financial Officer

EXHIBIT INDEX

Number	Description
2.1	Agreement and Plan of Merger between the Company and Allmon Corporation, dated May 11, 2000 (incorporated by reference to Exhibit 2.1 of the Form 8-K12g-3 filed on May 16, 2000).

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

10.10	Demand Promissory Note issued by the Company in favor of SUTI Holdings, LP, dated May 18, 2006.

10.11	$75,000 Factoring Agreement between the Company and JJ Ellis, LLC, dated April 25, 2005, and attached warrant (incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on April 2, 2007).

10.12	Addendum to Factoring Agreement, dated August 8, 2005 (incorporated by reference to Exhibit 10.12 of the Form 10-KSB filed on April 2, 2007).

10.13	Consulting Agreement between the Company and Robert Hovee, dated February 21, 2007 (incorporated by reference to Exhibit 10.13 of the Form 10-KSB filed on April 2, 2007).

14	Code of Business Conduct and Ethics, adopted by the Company’s board of directors (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on April 20, 2004).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on July 12, 2004).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 3, 2006).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on June 30, 2006).

23.1	Consent of L.L. Bradford & Company, LLC (incorporated by reference to Exhibit 23.1 of the Form 10-KSB filed on April 2, 2007).

23.2	Consent of KMJ Corbin & Company, LLP (incorporated by reference to Exhibit 23.2 of the Form 10-KSB filed on April 2, 2007).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert A. Hovee (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of David J. Barnes (filed herewith).

32	Section 1350 Certification of Robert A. Hovee and David J. Barnes (filed herewith).

99.1	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.3 of the Form 10-KSB filed on April 21, 2005).

99.2	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.4 of the Form 10-KSB filed on April 21, 2005).

99.3	Press release issued by the Company, dated June 13, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on June 16, 2005).

99.4	Press Release issued by the Company, dated August 9, 2005 (incorporated by reference to Exhibit 99.2 of the Form 8-K/A filed on September 7, 2005).

99.5	Press Release issued by the Company, dated September 7, 2005 (incorporated by reference to Exhibit 99.3 of the Form 8-K/A filed on September 7, 2005).

99.6	Press Release issued by the Company, dated November 7, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on November 14, 2005).

99.7	Press Release issued by the Company, dated November 14, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on November 16, 2005).

99.8	Press Release issued by the Company, dated February 21, 2006 (incorporated by reference to Exhibit 99 of the Form 8-K filed on March 2, 2006).