Form 10QSB
period 2007-06-30
WORLD AM, INC.
filed 2007-08-16
CIK 1107522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 0-30639

World Am, Inc.
(Exact Name of Company as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	20-4902288 (I.R.S. Employer Identification No.)

4340 Von Karman Avenue Suite 200 Newport Beach, CA (Address of principal executive offices)	92660 (Zip Code)

Issuer’s telephone number, including area code (949) 955-2721

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒.

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐ No ☐.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of July 31, 2007, there were 931,669,741 shares of common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes ☐ No ☒

WORLD AM, INC.

PART I-FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning our possible or assumed future results of operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 Financial Statements (unaudited)

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007
(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$1,838,440
Accounts receivable, net	100,854
Inventories	90,885
Prepaid expenses and other current assets	23,496
Total current assets	2,053,675

Fixed assets, net	55,791
Intangible assets	176,604
Refundable deposits	3,820

Total assets	$2,289,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$449,502
Due to related parties	192,006
Due to stockholders	326,474
Payroll taxes payable	304,488
Deferred revenue	157,661
Notes payable	12,365
Convertible debentures and accrued interest payable, net of unamortized debt discount of $165,012	113,133
Total current liabilities	1,555,629

Derivatives and warrant liabilities	2,950,240

Total liabilities	4,505,869

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007
(Unaudited)
(Continued)

June 30, 2007
Commitments and contingencies
Stockholders’ deficit
Class A preferred stock; $0.0001 par value; liquidation preference of $1,700 per share; 40,000,000 shares authorized, 1,369 shares issued and no shares outstanding as of June 30, 2007	—
Class B preferred stock; $0.0001 par value; liquidation preference of $145,455 per share; 40,000,000 shares authorized, 55 shares issued and outstanding as of June 30, 2007	—
Common stock; $0.0001 par value; 1,500,000,000 shares authorized, 923,136,478 shares issued and outstanding as of June 30, 2007	92,314

Additional paid-in capital	4,480,095
Receivable related to issuance of common stock	-
Deficit accumulated during the development stage	(6,788,388)
Total stockholders’ deficit	(2,215,979)

Total liabilities and stockholders’ deficit	$2,289,890

The accompanying notes are an integral part of these consolidated financial statements

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2007		Three Months Ended June 30, 2006	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	Period From March 4, 2005 (Inception) Through June 30, 2007

Revenues		$69,140	$3,878	$122,410	$72,537	$580,658
Cost of revenues		50,063	—	62,801	31,443	261,413
Gross profit		19,077	3,878	59,609	41,094	319,245

General and administrative expenses		960,979	335,463	1,547,876	769,320	4,397,854
Loss from operations		(941,902)	(331,585)	(1,488,267)	(728,226)	(4,078,609)
Other income (expense):
Miscellaneous income (expense)		(141)	(2,160)	1,600	(1,757)	(13,897)
Interest income		29,996	—	29,996	—	29,996
Settlement gain		—	—	—	—	116,000
Interest expense		(27,028)	(2,354,864)	(56,491)	(2,356,332)	(3,207,091)
Change in fair value of derivative and warrant liabilities		518,065	—	(298,580)	—	365,213
O Total other income (expense)		520,892	(2,357,024)	(323,475)	(2,358,089)	(2,709,779)

Loss before provision for income taxes		(421,010)	(2,688,609)	(1,811,742)	(3,086,315)	(6,788,388)
Provision for income taxes		—	—	—	—	—
Net loss		$(421,010)	$(2,688,609)	$(1,811,742)	$(3,086,315)	$(6,788,388)

Loss per common share, basic and diluted	$	(0.00)	$(0.02)	$(0.00)	$(0.02)
Basic and diluted weighted average common shares outstanding		700,471,186	167,614,521	567,159,125	153,882,780

The accompanying notes are an integral part of these consolidated financial statements

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007

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

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in December 2005 to employees, weighted average $0.024 per share	—	—	—	—	2,005,000	201	19,460	(4,040)	—	15,621

Conversion of note payable for shares of common stock in December 2005, weighted average of $0.013 per share	—	—	—	—	4,642,857	464	59,893	—	—	60,357

Net loss	—	—	—	—	—	—	—	—	(600,507)	(600,507)

Balance, December 31, 2005	1,369	—	55	—	113,547,959	11,355	(310,997)	(224,040)	(600,507)	(1,124,189)
Common stock issued in January 2006 to employees, weighted average $0.009 per share	-	—	—	—	3,740,000	374	34,082	—	—	34,456

Common stock issued to vendor in January 2006 for services, weighted average $0.010 per share	—	—	—	—	12,000,000	1,200	121,200	—	—
Common stock issued in January 2006, for services, weighted average $0.009 per share	—	—	—	—	2,700,000	270	23,310	—	—
—			—	—					—	122,400
Common stock issued in February 2006 to employees, weighted average $0.018 per share	—	—	—	—	2,623,077	263	46,893	—	—

WORLD AM, INC.
(A DEVELOPMENTS STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
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

13

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
(continued)

	Class A Preferred		Class B Preferred				Additional	Receivable	Deficit	Total
	Stock		Stock		Common Stock		Paid-In	Related to	Accumulated	Stockholders’
								Issuance of	During the
								Common	Development
	Shares	Amount	Shares	Amount	Shares	mount	Capital	Stock	Stage	Deficit
Common stock issued in April 2006	—	—	—	—	350,000	35	5,215	—	—	5,250
to employees, weighted average
$0.015 per share

Common stock issued in May 2006 to	—	—	—	—	1,000,000	100	11,800	—	—	11,900
employees, weighted average
$0.0119 per share

Cancellation of common stock issued	—	—	—	—	(4,459,481)	(446)	(47,320)	—	—	(47,766)
to an employee in 2005

Common stock issued in June 2006	—	—	—	—	1,500,000	150	10,350	—	—	10,500
for services, weighted average
$0.007 per share

Common stock issued in June 2006 to	—	—	—	—	2,200,000	220	15,880	—	—	16,100
employees, weighted average
$0.007 per share

Common stock issued in July 2006	—	—	—	—	33,285,713	3,329	229,671	—	—	233,000
for services, weighted average
$0.007 per share

Common stock issued in July 2006 to	—	—	—	—	3,595,125	359	28,595	—	—	28,954
employees, weighted average
$0.0081 per share

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
(continued)

	Class A Preferred		Class B Preferred				Additional	Receivable	Deficit	Total
	Stock		Stock		Common Stock		Paid-In	Related to	Accumulated	Stockholders’
								Issuance of	During the
								Common	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in August 2006	—	—	—	—	2,968,000	297	15,656	—	—	15,953
to employees, weighted average
$0.0054 per share

Common stock issued in August 2006	—	—	—	—	2,153,846	215	12,708	—	—	12,923
for services, weighted average
$0.006 per share

Common stock issued in September	—	—	—	—	2,176,240	217	11,178	—	—	11,395
2006 to employees, weighted
average $0.0054 per share

Common stock issued in September	—	—	—	—	5,952,381	595	26,189	—	—	26,784
2006 for services, weighted average
$0.0045 per share

Reversal of receivable related to	—	—	—	—	—	—	(220,000)	220,000	—	—
issuance of common stock

Common stock issued in October	—	—	—	—	22,362,000	2,236	109,574	—	—	111,810
2006 for services, weighted average
$0.005 per share

Exercise of stock option in October	—	—	—	—	3,396,774	340	6,454	—	—	6,794
2006, weighted average $0.002 per
share

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
(continued)

	Class A Preferred			Class B Preferred				Additional	Receivable	Deficit	Total
	Stock			Stock		Common Stock		Paid-In	Related to	Accumulated	Stockholders’
									Issuance of	During the
									Common	Development
	Shares	Amount		Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in October	—	—	—	—	—	3,603,301	360	16,781	—	—	17,141
2006 to employees, weighted
average $0.0048 per share

Common stock issued in November	—	—	—	—	—	3,136,905	314	13,036	—	—	13,350
2006 for services, weighted average
$0.0043 per share

Common stock issued in November	—	—			—	4,403,822	440	17,682	—	—	18,122
2006 to employees, weighted				—
average $0.0041 per share

Common stock issued in December	—	—			—	2,317,074	232	9,268	—	—	9,500
2006 for services, weighted average			—	—
$0.0041 per share

Common stock issued in December	—	—			—	4,054,356	406	15,813	—	—	16,219
2006 to employees, weighted			—	—
average $0.0040 per share

Common stock issued in December	—	—	—		—	65,000,000	6,500	307,850	—	—	314,350
for cash, weighted average $0.005				—
per share

Options vesting during the year	—	—	—	—	—	—	—	3,168	—	—	3,168

Net loss	—	—	—	—	—	—	—	—	—	(4,376,139)	(4,376,139)
Balance, December 31, 2006	1,369	—	—	55	—	330,037,091	33,004	630,214	—	(4,976,646)	(4,313,428)

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
(continued)

	Class A Preferred		Class B Preferred		Common Stock		Additional	Receivable	Deficit	Total
	Stock		Stock				Paid-In	Related to	Accumulated	Stockholders’
								Issuance of	During the
								Common	Development
	Shares Amount		Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in January	—	—	—	—	17,220,298	1,722	83,726	—	—	85,448
2007 for services, weighted average
$0.0049 per share (unaudited)

Common stock issued in January	—			—	3,483,197	348	16,182	—	—	16,530
2007 to employees, weighted		—	—
average $0.0047 per share
(unaudited)

Common stock issued in January	—			—	90,000,000	9,000	441,000	—	—	450,000
2007 for cash, weighted average		—	—
$0.005 per share (unaudited)

Common stock issued in February	—			—	15,404,838	1,540	111,235	—	—	112,775
2007 for services, weighted average		—	—
$0.0070 per share (unaudited)

Common stock issued in February	—	—		—	15,000,000	1,500	73,500	—	—	75,000
2007 for cash, weighted average			—
$0.005 per share (unaudited)

Common stock issued in February	—			—	3,030,387	303	22,825	—	—	23,128
2007 to employees, weighted		—	—
average $0.0073 per share
(unaudited)

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
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

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
(continued)

	Class A Preferred		Class B Preferred		Common Stock		Additional	Receivable	Deficit	Total
	Stock		Stock				Paid-In	Related to	Accumulated	Stockholders’
								Issuance of	During the
								Common	Development
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in March 2007	—		—	—	2,100,226	210	16,592	—	—	16,802
to employees, weighted average		—
$0.008 per share (unaudited)

Common stock issued in March 2007	—		—	—	5,223,470	522	30,845	—	—	31,367
for services, weighted average		—
$0.008 per share (unaudited)

Cancellation of common stock issued	—	—	—	—	(4,103,136)	(410)	(20,590)	—	—	(21,000)
to a consultant in 2006 (unaudited)

Common stock issued in April 2007	—	—	—	—	10,257,977	1,026	65,423	—	—	66,449
to employees, weighted average
$0.006 per share (unaudited)

Common stock issued in April 2007	—	—	—	—	25,646,430	2,565	154,435	—	—	157,000
for services, weighted average
$0.006 per share (unaudited)

Common stock issued in April 2007	—	—	—	—	131,250,000	13,125	1,036,875	—	—	1,050,000
for cash, weighted average $0.008
per share (unaudited)

Common stock issued in May 2007 to	—	—	-	—	1,461,038	146	7,890	—	—	8,036
employees, weighted average $0.005
per share (unaudited)

14

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
(continued)

								Receivable	Deficit
								Related to	Accumulated
	Class A Preferred		Class B Preferred				Additional	Issuance of	During the	Total
	Stock		Stock		Common Stock		Paid-In	Common	Development	Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in May 2007	—	—	—	—	3,075,417	308	17,835	—	—	18,142
for services, weighted average
$0.006 per share (unaudited)

Common stock issued in May 2007	—	—	—	—	243,750,000	24,375	1,925,625	—	—	1,950,000
for cash, weighted average $0.008
per share (unaudited)

Common stock issued in June 2007 to	—	—	—	—	2,749,051	275	15,796	—	—	16,071
employees, weighted average
$0.006 per share (unaudited)

Common stock issued in June 2007	—	—	—	—	27,650,194	2,765	164,998	—	—	167,763
for services, weighted average
$0.006 per share (unaudited)

Cancellation of common stock issued	—	—	—	—	(100,000)	(10)	(870)	—	—	(880)
to an employee in 2005 (unaudited)

Stock issuance costs (unaudited)	—	—	—	—	—	—	(327,500)	—	—	(327,500)

Options vesting during the period	—	—	—	—	—	—	14,059	—	—	14,059
(unaudited)

Net loss (unaudited)	—	—	—	—	—	—	—	—	(1,811,742)	(1,811,742)

Balance, June 30, 2007 (unaudited)	1,369(1)	$—	55	$—	923,136,478	$92,314	$4,480,095	$—	$(6,788,388)	$(2,215,979)

(1)
In January 2006, the Company made the determination to cancel the 1,369 shares of Class A preferred stock based on non-performance under a related loan agreement. Therefore, the Company considers these shares to be issued, since they have not actually been cancelled yet, but not outstanding.

The accompanying notes are an integral part of these consolidated financial statements

15

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	From March 4, 2005 (Inception) Through June 30, 2007

Cash flows from operating activities:

Net loss	$(1,811,742)	$(3,086,315)	$(6,788,388)

Adjustments to reconcile net loss to net cash used in operating activities:
Initial fair value of derivative and warrant liabilities	—	2,337,688	3,040,453
Change in fair value of derivative and warrant liabilities	298,580	—	(365,213)
Depreciation	3,811	1,288	8,441
Stock issued for services	697,632	214,592	1,528,447
Loss on reclassification of capital lease asset	—	—	2,388
Options vesting during the period	14,059	85,000	17,227
Settlement gain	—	—	(116,000)
Accrued interest added to principal balance, net of interest payments	(5,539)	3,542	4,406
Amortization of discount on convertible debt	45,702	1,317	109,988

Changes in operating assets and liabilities:
Accounts receivable	(82,380)	23,542	(52,738)
Inventories	(11,084)	(4,824)	(79,801)
Prepaid expenses and other current assets	(18,136)	(380)	(23,496)
Refundable deposits	—	—	6,430
Accounts payable and accrued expenses	(582,916)	201,707	269,969
Payroll taxes payable	(23,582)	66,390	119,969
Due to related party	192,006	—	192,006
Deferred revenue	96,314	14,607	157,661

Net cash used in operating activities	(1,187,275)	(141,846)	(1,968,251)

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	From March 4, 2005 (Inception) Through June 30, 2007

Cash flows from investing activities:
Cash acquired in reverse merger	—	—	935
Purchase of fixed assets	(55,113)	(651)	(56,522)
Purchase of intangible assets	(151,604)	—	(176,604)
Net cash used in investing activities	(206,717)	(651)	(232,191)

Cash flows from financing activities:
Net change in due to related parties	—	(149,101)	(117,378)
Proceeds from exercise of warrants	—	27,788	27,788
Proceeds from issuance of convertible debenture	—	150,000	275,000
Proceeds from sale of preferred stock	—	—	10,000
Proceeds from exercise of employee stock options	—	152,823	460,378
Principal payments on convertible note payable	—	—	(30,000)
Repurchase of common stock	—	(47,766)	—
Net proceeds from sale of common stock	3,197,500	—	3,515,890
Principal payments on note payable	(87,076)	—	(102,796)
Net cash provided by financing activities	3,110,424	133,744	4,038,882

Net change in cash	1,716,432	(8,753)	1,838,440

Cash, beginning of period	122,008	10,403	—

Cash, end of period	$1,838,440	$1,650	$1,838,440

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006	From March 4, 2005 (Inception) Through June 30, 2007

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$—	$—	$—

Cash paid for interest	$11,366	$412	$17,061

Schedule of non-cash operating, investing and financing activities:
Acquisition of Senz-It, Inc. patent, licenses and options	$—	$—	$1,063,992

Acquisition other assets and liabilities in reverse merger	$—	$—	$(995,956)

Issuance of 55 shares of Class B preferred stock	$—	$—	$—

Issuance of warrants for purchase of 18,000,000 shares of common stock	$—	$—	$—

Reclassification of capital lease	$—	$—	$(8,175)

Removal of fixed asset due to reclassification of capital lease	$—	$—	10,563

Discount on convertible debt	$—	$—	$275,000

The accompanying notes are an integral part of these consolidated financial statements.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization.

World Am, Inc. (“World Am” or “Company”) was incorporated in Florida in 1994. In 2002, World Am changed its domicile from Florida to Nevada. The Company currently has three wholly owned subsidiaries: Technology Development International, Inc. (“TDI”), Isotec, Inc. (“Isotec”) and Senz-It, Inc. (“Senz-It”).

TDI is a Colorado corporation incorporated in 1997 and, at present, is dormant.

Isotec is a Colorado corporation incorporated in 1998 that develops, manufactures and distributes automated passage control and security devices to government and other commercial enterprises. At present, all of the Company’s revenue is generated by Isotec.

Senz-It is a California corporation incorporated on March 4, 2005 to develop, commercialize and market technology in the field of micro-sensor elements and sensor arrays to the homeland security, indoor air quality, food purity and processing and medical diagnostic industries.

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

Due to the change in voting control and of senior management, the transaction was recorded as a “reverse-merger” whereby Senz-It was considered to be the acquirer for accounting purposes. The transaction is equivalent to the issuance of stock by a development stage company (Senz-It) for the net monetary assets of a public company (the Company), accompanied by a recapitalization. Prior to the transaction, World Am was a public company with assets of $88,656, liabilities totaling $1,075,978 and 66,570,285 shares of common stock issued and outstanding. Senz-It was a privately owned, non-operating development stage company. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets were not recorded. Accordingly, these financial statements are the historical financial statements of Senz-It. The accompanying consolidated financial statements reflect activities from March 4, 2005, the date of inception of Senz-It and forward.

On March 7, 2006, SUTI Holdings, LP, the former stockholder of Senz-It, assigned the warrant to Select University Technologies, Inc., which then exercised the warrant in a cashless transaction that resulted in the issuance of 17,880,000 restricted shares of common stock (the balance of 120,000 shares was withheld in the cashless exercise of the warrant).

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (continued)

Basis of Presentation.

The unaudited interim condensed consolidated financial statements present the condensed consolidated balance sheet of the Company and its subsidiaries at June 30, 2007, its condensed consolidated statements of operations for the three and six months ended June 30, 2007 and 2006 and for the period from March 4, 2005 (inception) through June 30, 2007, its condensed consolidated statements of stockholders’ deficit for the period from March 4, 2005 (inception) through June 30, 2007, and its condensed consolidated statements of cash flows for the six months ended June 30, 2007 and 2006 and for the period from March 4, 2005 (inception) through June 30, 2007. All intercompany transactions and balances have been eliminated in consolidation.

The interim condensed financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of June 30, 2007 and the results of operations and cash flows for the three and six months ended June 30, 2007 have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instruction to Form 10-QSB and Article 10 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Therefore, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2006.

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

Going Concern.

The Company’s net losses and accumulated deficit were $6,788,388 for the period from March 4, 2005 (inception) through June 30, 2007. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might experience will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (continued)

From October 2006 through June 2007, the Company has raised approximately $3.8 million through private offerings of its common stock. Despite the Company’s success in the offerings, there is no assurance that the Company will be able to continue to obtain debt or equity financing on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.

The preparation of the financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the realization of accounts receivable and inventories, the realizability of long-lived assets, the value of shares issued for services and the amount of the deferred tax asset valuation allowance. Accordingly, actual results could differ from these estimates.

Concentration of Credit Risk.

Cash.
The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At June 30, 2007, the Company had approximately $1,738,000 cash, which is in excess of the insured limit. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Customers.

One customer accounted for approximately 99% of revenue for the three months ended June 30, 2007 and two customers accounted for 91% of revenue for the six months ended June 30, 2007. As of June 30, 2007, two customers owed $100,474. One customer accounted for 67% of revenue for the three months ended June 30, 2006 and two customers accounted for 98% of revenue for the six months ended June 30, 2006. The total accounts receivable balance as of June 30, 2006 was $566.

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

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Long-Lived Assets.

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2007, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

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

Derivative Financial Instruments.

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company’s derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. (see Note 6). These embedded instruments related to the Debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. During the year ended December 31, 2006, the Company recorded the initial fair value of the conversion feature of $1,151,759 of which $876,759 was recorded as interest expense in the consolidated statement of operations and $275,000 was recorded as a discount on the debt and is being amortized to interest expense over the life of the debt. The Company also recorded the initial fair value of the attached warrants of $2,075,694 as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2006. The initial fair value of the conversion-related derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend-yield of 0%, annual volatility of 127% and risk-free interest rate of 4.70% - 4.74%. At June 30, 2007, the fair value of the conversion feature and the warrants amounted to $2,862,240. The 2007 increase in the fair value of the conversion features and warrants of $296,580 is included as other expense in the accompanying consolidated statement of operations.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of June 30, 2007, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 128% - 163%, and risk free interest rate of 4.89% - 4.92%. The derivatives are classified as long-term liabilities in the accompanying consolidated balance sheet.

In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting date. Non-employee stock options and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, volatility of 138% and risk free interest rate of 4.54%. The initial fair value assigned to the non-employee options and warrants was $124,000, which was recorded as interest expense. At December 31, 2006, the fair value of the non-employee warrant was $86,000. At June 30, 2007, the fair value of the non-employee warrants was $88,000. The increase in the fair value of $2,000 since December 31, 2006 is included in other expense in the accompanying consolidated statement of operations.

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

Stock-Based Compensation.

All issuances of the Company’s stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The majority of the non-cash consideration received pertains to services rendered by consultants and others and have been valued at the amount billed by the consultant for services provided.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and six months ended June 30, 2007 and 2006.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share.

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings per Share,” and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the three and six months ended June 30, 2007 and June 30, 2006, basic and diluted earnings per share were the same. Had such shares been included in diluted earnings per share, they would have resulted in weighted-average common shares of 2,558,336,472 for the three months ended June 30, 2007 and 2,425,024,411 for the six months ended June 30, 2007. Had such shares been included in diluted earnings per share for the three and six months ended June 30, 2006, they would have resulted in weighted-average common shares of 409,000,000 and 275,000,000 respectively.

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

As of June 30, 2007, the Company recorded deferred revenue of $157,661. This amount represents milestone payments and deposits on ordered products.

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

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities- Including an Amendment of FASB Statement No. 115.” SFAS No. 159 would create a fair value option of accounting for qualifying financial assets and liabilities under which an irrevocable election could be made at inception to measure such assets and liabilities initially and subsequently at fair value, with all changes in fair value reported in earnings. SFAS No. 159 is effective as of the beginning of the first fiscal year beginning after November 15, 2007. The Company is currently evaluating the impact that the adoption of SFAS No. 159 will have on its consolidated financial position, results of operations and cash flows.

NOTE 3 - INTANGIBLE ASSETS

During the year ended December 31, 2006, Senz-It exercised its option to enter into an exclusive, royalty-bearing license with SUNY (see Note 11). This license is intended to cover patents developed by SUNY that will enable Senz-It to develop technology with an entirely new approach to sensing, process monitoring, homeland security and environmental scanning applications. Through June 30, 2007, the Company recorded a total of $176,604 of payments to SUNY ($25,000 license fee, $141,604 patent expense reimbursement and $10,000 patent maintenance fee).

NOTE 4 - DUE TO STOCKHOLDERS

Due to stockholders was $326,474 as of June 30, 2007. The balance consists of un-reimbursed expenses and accrued wages to various stockholders and employees, including $251,884 at June 30, 2007 that is owed to the Company’s former president and chief executive officer for accrued salary and reimbursement of expenses, $70,000 payable related to a finder’s fee and other services provided by a consultant and $3,125 is owed to a former stockholder for reimbursement of expenses. These amounts are non-interest bearing and are due on demand.

NOTE 5 - PAYROLL TAXES PAYABLE

As of June 30, 2007, payroll taxes payable consists of late payroll taxes and estimated accrued interest and penalties for payroll and stock option activity totaling $304,488. Settlement discussions are presently underway to resolve this matter.

NOTE 6 - WARRANTS AND CONVERTIBLE DEBENTURE

The Company entered into a Securities Purchase Agreement (“Agreement”) (to replace one dated January 23, 2006 with Golden Gate Investors, Inc.), dated June 19, 2006, with La Jolla Cove Investors, Inc. (“La Jolla Cove”), a company under common control with Golden Gate. Under the Agreement, La Jolla Cove agreed to purchase from the Company a convertible debenture (“Debenture”) in the aggregate principal amount of $500,000. The conversion price is equal to the lesser of (i) $0.20, or (ii) 80% of the average of the three lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert. The number of common shares into which the Debenture may be converted is equal to the dollar amount of the

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - WARRANTS AND CONVERTIBLE DEBENTURE (Continued)

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

The initial fair value assigned to the conversion feature was $1,151,759, of which $275,000 was recorded as a discount on convertible debt and $876,759 was included in interest expense in the accompanying unaudited consolidated statement of operations. The fair value of the conversion feature as of June 30, 2007 was $1,341,845 and is included in the long-term liabilities in the accompanying unaudited consolidated balance sheet. The 2007 increase in the fair value of the conversion feature of $655,995 is included as other expense in the accompanying unaudited consolidated statement of operations as of June 30, 2007. The discount on convertible debt is amortized to interest expense over the life of the Debenture. Amortization expense charged to operations during the three and six months ended June 30, 2007, was $22,851 and $45,702 respectively. Interest accrued on the Debenture and added to the principal balance was $1,150 for the three months ended June 30, 2007 and $5,827 for the six months ended June 30, 2007. Payments totaling $11,366 were made in the second quarter 2007. The balance on the Debenture, including accrued interest payable (net of unamortized discount of $165,012) was $113,133 at June 30, 2007.

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

In conjunction with the Debenture, the Company issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase 5,000,000 shares of common stock of the Company, exercisable at $1.00 per share. The Company also issued to La Jolla Cove a warrant, dated June 29, 2006, to purchase up to that number of shares of common stock equal to $2,750,000 divided by 120% of the average of the closing prices of the common stock for the 20 trading days prior to June 19, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to June 19, 2006. At June 30, 2007, the number of common stock shares that the $2,750,000 warrant could be converted into was 266,472,868. The accounting treatment of the derivatives and warrants require that the Company record warrants at their fair values as of the inception date of the agreement, which totaled $2,057,694, which was charged to interest expense. At June 30, 2007, the fair value was $1,518,895. The 2007 decrease in the fair value of the warrants of $346,415 is included as a component of other expense in the accompanying consolidated statement of operations.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 - WARRANTS AND CONVERTIBLE DEBENTURE (continued)

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

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 - NOTES PAYABLE

The Company had a total of $12,365 in notes payable at June 30, 2007.

In April 2005, The Company entered into an accounts receivable factoring and security agreement for up to $75,000 with a financing entity. However, the account receivable that was used as collateral for the factoring agreement was not assigned to the lender. When payment from the customer was received, the factor was not paid, placing the Company in default on the loan. Under the Settlement Agreement of December 2005, the Company agreed to pay interest at an annual rate of 18%. On May 1, 2007, the amount owed under the settlement agreement was paid in full. During 2007, payments totaling $40,902 were made. Interest expense on the note was $450 for the month of April and $1,961 for the four months ended April 30, 2007.

In April 2005, the Company issued a $30,000 note to an individual. The note is due on demand, is secured by stock and bears interest at the rate of 8% per annum. At June 30, 2007, the amount owed, including interest, was $12,365. To date in 2007, payments in cash ($19,000) and common stock (500,000 shares of stock valued at $3,300) totaling $22,300 were made.

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

2006 Employee Stock Incentive Plan.

The World Am, Inc. Amended and Restated Employee Stock Incentive Plan (“ESIP Plan”), dated February 7, 2006, is intended to allow designated officers and employees, and certain non-employees of the Company, to receive options to purchase common stock, and to receive common stock grants subject to certain restrictions. The purpose of this plan is to provide employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees of exceptional ability. The purchase price of shares under the plan is $0.015 per share. The option period begins on the date of grant and will not exceed ten years. On May 7, 2007, the Company registered an additional 250,000,000 shares of common stock with the Securities and Exchange Commission in a Form S-8 POS (Amendment #10). The maximum number of shares of stock that may be issued under this plan is now 485,000,000.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - STOCK COMPENSATION PLANS (continued)

As of December 31, 2006, 9,004,141 shares of common stock remained to be issued under the ESIP Plan. During the six months ended June 30, 2007: (a) 4,103,136 shares, issued in 2006, were returned and subsequently cancelled and made available for re-issuance; (b) 29,906,923 shares previously issued to an escrow account but not outstanding were cancelled and made available for re-issuance; (c) a total of 107,379,437 shares of common stock were awarded and (d) 250,000,000 shares were added to the plan in May 2007. This left a balance of 185,634,763 shares of common stock remaining to be issued under the ESIP Plan as of June 30, 2007. The monthly vested stock options issued to the distributor (Note 11), 1.2 million shares at June 30, 2007, will come from this plan when the stock options are exercised.

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

As of December 31, 2006, 12,084,363 shares of common stock remained to be issued under the Non-Employee Plan. During the six months ended June 30, 2007, 9,923,086 shares of common stock were issued out of the Non-Employee Plan, leaving a balance of 2,161,277 shares to be issued from this plan.

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

If the employee has been employed (or in the case of an independent director, been in such a position) for a period of one year from the date of the option, then the employee has the right to purchase (vests in) 1/4 of the total number of shares covered by the option, and thereafter 1/48th of the total number of shares covered by the option at the end of each full calendar month. If the employee leaves the Company prior to the expiration of the one-year period, then the employee does not have the right to purchase any shares under the option. The option remains valid only while the employee remains with the Company. Upon a termination of his or her relationship with the Company, the employee has a period of 90 calendar days thereafter to purchase the amount of shares that are vested to date or they are forfeited. As of June 30, 2007, none of the options have vested.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - STOCK COMPENSATION PLANS (continued)

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

	2007	2006
Risk-free interest rate	4.48%	5.10%
Expected life of the options	3-6 years	5 years
Expected volatility	127%	139%
Expected dividend yield	0%	0%

The following is a summary of all stock option activity as of June 30, 2007 and changes during the six months then ended:

	Number of Shares	Weighted Average Exercise Price	Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2007	16,768,023	$0.013	3.21	$--
Granted	45,700,000	$0.005	3.00 - 10.00	$18,280
Expired/forfeited	--	--
Exercised	--	--

Options outstanding at June 30, 2007	62,468,023	$0.007	7.55	$18,280

Options vested or expected to vest at June 30, 2007	62,468,023	$0.007	7.55	$18,280

Options exercisable at June 30, 2007	17,914,023	$0.013	2.72	$--

The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values, based on the Company’s closing stock price of $0.0054 as of June 30, 2007, which would have been paid by the optionees had all of them exercised their options as of that date.

Stock-based compensation expense for the three and six months ended June 30, 2007 was $7,096 and $14,059, respectively. These amounts were included in general and administrative expenses in the accompanying consolidated statements of operations.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - STOCK COMPENSATION PLANS (continued)

A summary of the activity of the Company’s non-vested options (included in the chart above):

	June 30, 2007
	Weighted-Average
	Shares	Grant-Date Fair Value	Remaining Months to Vest	Remaining Unrecognized Compensation Cost
Non-vested outstanding at January 1, 2007	72,000	$0.016	12	$1,152
Granted	45,700,000	$0.003	36 - 60	$138,300
Vested	(1,236,000)	$0.016		(709)
Forfeited	—	—		—
Non-vested outstanding at June 30, 2007	44,536,000	$0.003	54	$138,743

NOTE 9 - STOCKHOLDERS’ DEFICIT

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

During June 2004, the Company entered into a loan agreement with a lender whereby the lender agreed to use its best efforts to provide the Company a loan in the maximum amount of 2,000,000 subject to certain terms and conditions. The Company agreed to issue 1,370 shares of Class A preferred stock as collateral on the loan. The shares were issued in June 2004. The lender did not fund the loan and accordingly, the Company provided a written demand for the return of the shares; the certificate for 1,370 shares were returned to the Company and cancelled.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 9- STOCKHOLDERS’ DEFICIT (continued)

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

On October 11, 2006, the Company commenced a private offering of up to thirty-four units at a price of $25,000 per unit. Each unit consist of 5,000,000 shares of common stock and a warrant that entitled the holder the right and privilege to purchase 1,250,000 shares of the Company’s common stock at any time up to three years after the issuance of the warrant for a price of $0.02 per share. As of December 31, 2006, thirteen units (65,000,000 shares of common stock) and warrants representing 16,250,000 shares of common stock, were sold for a total consideration of $314,300, net of issuance costs. For the six months ended June 30, 2007, an additional ninety-six units (480,000,000 shares of common stock) and warrants representing 120,000,000 shares of common stock, were sold for a total consideration of $3,197,500, net of issuance costs.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 9- STOCKHOLDERS’ DEFICIT (continued)

Breakdown of shares of common stock issued for the six months ended June 30, 2007:

Shares issued under the Non-Employee Plan	9,923,086
Shares issued under the ESIP Plan	107,379,437
Private sale of stock	480,000,000
ESIP stock returned and cancelled	(4,203,136)
Total net shares issued	593,099,387

A summary of the warrant activity is as follows:

		Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Life
Balance, January 1, 2007	58,328,948	$0.007	21 months
Warrants issued	120,000,000	$0.020	36 months
Warrants exercised	—	—	—
Balance, June 30, 2007	178,328,948	$0.016	29 months

NOTE 10 - RELATED PARTY TRANSACTIONS

G. Raymond Pironti, Jr.

(a) On February 4, 2005, the Company sold three units through a private offering to G. Raymond Pironti, Jr. Each unit included a warrant that entitled the holder to acquire a specific number of shares of the Company’s common stock. According to the provisions of the warrant, the holder has the right and privilege to purchase a number of fully paid and non-assessable shares of the Company’s common stock at any time through February 4, 2008. The number of shares is obtained by dividing the purchase price of three units by the lowest reported bid price of the Company’s common stock during the 365-day period following the commencement of the pricing period; this number was fixed at 22,500,000 shares on February 4, 2006 (15,000,000 shares plus 7,500,000 shares based on the 1 for 2 stock dividend on August 15, 2005). As of June 30, 2007, 18,078,948 shares of common stock remain exercisable at $0.0025 per share for a period of three years from the date of grant (February 4, 2005).

(b) On April 25, 2005, the Company entered into an accounts receivable factoring and security agreement with JJ Ellis, LLC (a company controlled by Mr. Pironti) for up to $75,000 (and an Addendum to this agreement, dated August 8, 2005). However, the account receivable that was used as collateral for the factoring agreement was not assigned to the lender and when payment from the customer was received, the factor was not paid, placing the Company in default on the loan. Under the Settlement Agreement of December 2005, the Company agreed to pay interest at an annual rate of 18%. On May 1, 2007, the amount owed under the settlement agreement was paid in full. During 2007, payments totaling $40,902 were made. Interest expense on the note was $450 for the month and $1,961 for the four months ended April 20, 2007.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

In connection with the factoring agreement, the Company issued to JJ Ellis a warrant to purchase $60,000 of the Company’s common stock. The calculation of the number of shares underlying this warrant is based on the lowest bid price recorded ($0.002) over a 365-day look back period or a 20% discount at time of execution, whichever is lower. Based on this calculation, the number of shares fixed for this warrant on April 25, 2006 was 24,000,000. This warrant is exercisable for a period of three years from grant (April 25, 2005) at the lower of $0.0025 per share or 80% of the closing price on the date of exercise (none of this warrant has been exercised at June 30, 2007).

David J. Barnes.

For the six months ended June 30, 2007, the Company sold 96 units, each unit consisting of 5,000,000 million shares of common stock (for a total of 480,000,000 shares of common stock) and a warrant to purchase 1,250,000 shares of common stock (for a total of 120,000,000 shares of common stock) exercisable for a period of three years at $0.02 per share. The total consideration for these shares was $3,525,000.

To date, commissions, in the amount of $327,500, have been paid in connection with these sales. The commissions paid in connection with these sales were paid to a related party, Mr. David Barnes, who is the Company’s Chief Financial Officer and a Director.
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

The management fee calls for a one-time payment of $100,000, payable in $50,000 of common stock and $50,000 of cash, at such time when the Company has the financial capability to pay in cash and an annual management fee of $930,000 payable in monthly installments of $77,500. Of the monthly management fee, $25,000 is payable in cash and the remainder is payable in common stock. For the three and six months ended June 30, 2007, the Company recorded $232,500 and $465,000 respectively in management fees. As of June 30, 2007, the amount owed to Select University Technologies, Inc. was $192,006, which consists of amounts due under the terms of the Venture Acceleration Agreement and amounts due for rent and reimbursement of operating expenses (see Note 11).

The performance fee is 6% of gross revenue for the first three years of the Venture Agreement. Thereafter, the performance fee is to be calculated at 15% of quarterly operating profit (as defined in the Agreement).

Office Space.

The Company shares office space with Select University Technologies, Inc. The Company is charged $800 per month, plus operating and administrative expenses. The total rent and operating expenses charged to the Company for the three and six months ended June 30, 2007 was $2,427 and $4,840 respectively.

SUTI Holdings, LP.

On May 18, 2006, the Company’s subsidiary, Isotec, issued a demand promissory note in favor of the Company’s controlling stockholder, SUTI. Under the terms of the promissory note, the Company may borrow up to $100,000 to assist in the ongoing operations of the Company.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

Principal and interest are due no later than 30 days following the commencement date of May 2006. The outstanding principal amount bears simple interest through the maturity date at the rate of 8% of the loan amount. After an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%. As of June 30, 2007, the Company owed a total of $1,465 under this note that is included in due to stockholders in the accompanying consolidated balance sheet as of June 30, 2007.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

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

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

(c) On October 25, 2004, a complaint was filed in the United States District Court, District of Colorado: Mitchell Vince v. Isotec, Inc. and World Am, Inc. The complaint alleges that Isotec terminated Mr. Vince without cause prior to the expiration of the term of an alleged employment agreement. The complaint sought monetary damages of $240,000. This matter has been settled.

Under this settlement, Mr. Vince will be paid $6,000 per month in cash or shares of free trading common stock for a period of 20 months commencing December 31, 2006. The remaining balance on the settlement of $80,040 is included in accounts payable in the accompanying consolidated balance sheet as of June 30, 2007.

Operating Leases.

Isotec leases a 4,800 square foot facility in Westminster, Colorado with a monthly rent and common area expense of $3,957 through December 31, 2011. Rent and common area expense totaled $8,598 and $20,313 respectively for the three and six months ended June 30, 2007. Rent and common area expense totaled $16,112 and $26,752 respectively for the three and six months ended June 30, 2006.

Consulting Agreement.

On February 21, 2007, the Company entered into a consulting agreement with its chief executive officer, Robert Hovee, through an agreement with RAH Consulting Group, Inc. This agreement covers his services to be rendered for this Company in that position for the period of January 1, 2007 through December 31, 2007. In consideration of the services rendered, the Company will pay Mr. Hovee a fee of $8,000 per month, in cash or stock, at the Company’s discretion. Mr. Hovee will be eligible to participate in the Company’s Stock Option Plan, effective on January 2, 2007. The Company will reimburse Mr. Hovee for all reasonable business expenses incurred while performing services for the Company. In addition, healthcare insurance premiums for Mr. Hovee will be paid by the Company. This agreement is to remain in effect until terminated by either party as of the date set forth in a written notice to the other party delivered in accordance with the notice provisions of the agreement at least 30 days prior to such date. In the event of the termination of this agreement, any accrued but unpaid fees will be paid within ten days of the effective date of such termination.

Distributor Agreements.

The Company has entered into several distributor agreements for distribution of the Company’s products in the United States. These agreements call for the provision of services to the distributors in exchange for the promotion of the Company’s products. The products are sold to the distributor at a discount from the list price of 15% to 25%.

In addition, the Company has alliance agreements to assist the Company in establishing international distributorships. The agreements have one-year terms and may be renewed with the mutual consent of both parties. The alliance agreements specify a commission of 10% of license fees and 5% of product sales made pursuant to the alliance agreements.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

On May 1, 2007, the Company entered into a distributor agreement for the purpose of appointing a distributor responsible for the worldwide, excluding Singapore, sales and marketing of the Senz-It product line for a period of forty-eight months unless sooner terminated as specified in the agreement. In addition the distributor provides sales and marketing consulting services for an initial term of twelve months. As payment for these consulting fees, the Company agreed to the following compensation arrangement: (a) 10,000,000 million World Am shares (50% of the shares in the form of S-8 shares and 50% of the shares were in the form of Rule 144 shares) were issued totaling $60,000 ($0.006 on date issued), and (b) World Am stock options, fully vested, issued monthly in the amount of 1,200,000 at an exercise price of $0.02 per share. The stock option shares remain exercisable for a period of thirty-six months from the date of issuance. No additional compensation or expense reimbursement shall be made to distributor for their efforts in this matter. As of June 30,2007, a total of 1,200,000 fully vested options had been issued. (See Note 8).

License Agreement.

On January 22, 2007, Senz-It exercised the option it held to enter into an exclusive, royalty-bearing license with SUNY. This license is intended to cover patents developed by SUNY that will enable Senz-It to develop technology with an entirely new approach to sensing, process monitoring, homeland security and environmental scanning applications. This is an exclusive field-of-use license to facilitate the development and commercialization of certain technology contained within certain patents and patent applications developed at SUNY. Under the terms of this license (effective as of December 1, 2006), Senz-It has paid, and will pay, fees, royalties and research funding to SUNY. In connection with this license agreement, Senz-It will issue restricted shares of common stock, and will issue additional such shares to SUNY pursuant to the terms of a Stock Purchase Agreement, so that it will maintain a minimum ownership of 10% in Senz-It. Finally, Senz-It entered into a Stockholders Agreement with SUNY that covers the rights of stockholders of Senz-It. At such time as Senz-It earns a profit, the minority interest will be allocated to SUNY. In connection with these agreements, the Company entered into confidentiality and non-disclosure agreements with SUNY as to certain specific terms of the agreements.

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

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make. Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities in the accompanying consolidated balance sheets.

NOTE 12 - SUBSEQUENT EVENTS

Stock Issuances.

(1) On July 9, 2007, the Company issued 1,500,000 free trading shares of common stock for services rendered by consultants valued at $7,500 ($0.005 per share).

(2) On July 10, 2007, the Company issued 363,000 free trading shares of common stock as payment of compensation owed an employee valued at $1,815 ($0.005 per share).

(3) On July 10, 2007, the Company issued 424,430 free trading shares of common stock for services rendered by a consultant valued at $2,122 ($.005 per share).

(4) On July 11, 2007, the Company issued 1,802,145 free trading shares of common stock as payment for compensation owed employees valued at $8,110 ($0.0045 per share).

(5) On July 16, 2007, the Company issued 1,200,000 free trading shares of common stock as services rendered by a consultant, valued at $6,000 ($0.005 per share).

(6) On July 23, 2007, the Company issued 1,500,000 free trading shares of common stock as payment for services rendered by consultants valued at $7,500 ($0.005 per share).

(7) On July 25, 2007, the Company issued 1,530,980 free trading shares of common stock for payment for compensation owed employees valued at $8,114 ($0.0053 per share).

(8) On July 30, 2007, the Company issued 212,708 free trading shares of common stock for payment for compensation owed an employee valued at $1,021 ($0.0048 per share).

ITEM 2.  Management’s Discussion and Analysis or Plan of Operation

Our Management’s Discussion and Analysis contains not only statements that are historical facts, but also statements that are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934). Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; our ability to sustain, manage, or forecast growth; our ability to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks that might be detailed from time to time in our filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Quarterly Statement reflect the good faith judgment of our management, such statements can only be based on facts and factors currently known by them. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, the actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. You are urged to carefully review and consider the various disclosures made by us in this report and in our other reports as we attempt to advise interested parties of the risks and factors that may affect our business, financial condition, and results of operations and prospects.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview.

All of our operations are conducted through our majority-owned subsidiary, Senz-It, Inc., and our wholly-owned subsidiary, Isotec, Inc.

Senz-It, Inc. (“Senz-It”)

Senz-It, Inc., is not currently manufacturing products. However, in the future, through Senz-It, we intend to manufacture sensors in the field of rapid detection. Our technology is intended to have applications in homeland security, indoor air quality monitoring, food processing and healthcare. Our Senz-It products are designed to identify patterns of molecules present in liquid, blood and air for significantly less cost than current modalities.

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

The result is that our Senz-It products are intended to provide rapid and continuous onsite detection and measurement of biological and chemical substances in water, blood and air. The technology is intended to virtually eliminate false positives and to be comparable to advanced laboratory tests in its accuracy, but in a significantly reduced response time.

The State University of New York at Buffalo (“SUNY”) owns the rights to our technology (collectively the “SUNY Patents”) that was developed at SUNY, and we have the right and license to use, develop, manufacture, market, and commercialize the SUNY Patents. We have not, however, generated any revenue from our license of the SUNY Patents.

Isotec, Inc. (“Isotec”)

Through Isotec, we develop, and manufacture automated security portal products, which include access control systems, weapons control systems, and materials control systems. These systems are designed to provide protection for various facilities and their assets, by controlling passage of people and materials through portals while reducing the need for security personnel. Our systems are designed to operate by acting upon specific security rules while monitoring movements and detecting the content of the materials passing through the portals. Applications of the technology in various capacities have been delivered to various sectors of the marketplace including commercial, retail and government. Our products are designed to provide high quality, code compliant, feature-rich application-optimized solutions with some of the lowest costs and shortest timeframes in the industry.

Through Isotec, we have installed systems for the United States Department of Energy at facilities such as their Los Alamos Laboratories, Lawrence Livermore Laboratories, and Sandia Laboratories. We have installed systems for the for the United States Air Force and United States Navy. In addition to our government and military installations, some of our systems have been installed in facilities for various private sector companies include a growing number of commercial banking facilities, and various retail facilities such as jewelry stores.

We believe that our planned growth and profitability through Isotec will depend in large part on our ability to promote its products, expand its relationship with current and new distributors, and gain new clients. Accordingly, we intend to focus our attention and investment of resources in marketing, strategic partnerships, and development of the Isotec client base.

Results of Operations for the Three Months Ended June 30, 2007 Compared to the Three Months Ended June 30, 2006 (unaudited).

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006

Revenues	$69,140	$3,878
Cost of revenue	50,063	--
Gross profit	19,077	3,878
General and administrative expenses	960,979	335,463
Loss from operations	(941,902)	(331,585)
Other income (expense), net	520,892	(2,357,024)
Net income (loss)	$(421,010)	$(2,688,609)

Revenues

Our revenue for the three months ended June 30, 2007 was $69,140, compared to revenues of $3,878 for the three months ended June 30, 2006, which was an increase of $65,262. The increase in revenue in the quarter ended June 30, 2007 was due to an increase in sales of Isotec’s security portals for financial institutions. Of our $69,140 in revenues for the three months ended June 30, 2007, $67,035 is from sales of Isotec’s security portals to financial institutions through a primary distributor.

Cost of revenue

Our cost of revenues was $50,063 for the three months ended June 30, 2007 compared to our cost of revenues of $-0- for the three months ended June 30, 2006, which was an increase of $50,063. Our increase in cost of revenues in the quarter ended June 30, 2007 was due to an increase in our production costs associated with the increased level of sales for the period. The gross profit percentage was 28% for the three months ended June 30, 2007.

General and administrative expenses

We incurred general and administrative expenses of $960,979 for the three months ended June 30, 2007 compared to general administrative expenses of $335,463 for the three months ended June 30, 2006, which is an increase of $625,516. The major expense categories for the three months ended June 30, 2007 and 2006 were as follows:

	Three Months Ended June 30, 2007	Three Months Ended June 30, 2006

Professional fees	$252,859	$120,226
Payroll expenses	185,706	71,037
Rent	13,399	16,112
Management fees	232,500	-
Contract labor	-	36,242
Advertising and Promotions	60,000	-

Our increased expenses for the quarter ended June 30, 2007 compared to the quarter ended June 30, 2006 were a result of the management fees paid under the Venture Acceleration Agreement between Select University Technologies, Inc., the general partner of SUTI, coupled with an increase in professional fees and payroll expenses. Our general and administrative expenses for the period from March 4, 2005 (inception) through June 30, 2007 was $4,397,854.

Other Income (Expense), Net

Our total other income of $520,892 for the three months ended June 30, 2007 compared to our total other expense of $2,357,024 for the three months ended June 30, 2006, which was a decrease of $2,877,916. The reason that we reported other income for the three months ended June 30, 2007 was the decrease in the fair value of the derivative and warrant liabilities that were caused by the our decreased stock price in the second quarter of 2007, which made conversion of the debentures and exercise of the warrants less expensive. There was no such increase in 2006 as the terms of the debentures were finalized in the second quarter 2006, and the initial value of the derivatives was included in interest expense for the six months ended June 30, 2006. Our total other expense for the period from March 4, 2005 (inception) through June 30, 2007 was $2,709,779.

Net loss

We had a net loss of $421,010 the three months ended June 30, 2007 compared to a net loss of $2,688,609 for the three months ended June 30, 2006, an decrease of $2,267,599. The net loss for the three months ended June 30, 2007 was primarily the result of an increase in general and administrative expense levels offset by a reduction in the fair value of the derivative and warrant liabilities from the second quarter of 2006 of $518,065. Our net loss for the period from March 4, 2005 (inception) through June 30, 2007 was $6,788,388.

Results of Operations for the Six Months Ended June 30, 2007 Compared to the Six Months Ended June 30, 2006 (unaudited).

	Six Months Ended June 30, 2007	Six Months Ended June 30, 2006

Revenues	$122,410	$72,537
Cost of revenue	62,801	31,443
Gross profit	59,609	41,094
General and administrative expenses	1,547,876	769,320
Loss from operations	(1,488,267)	(728,226)
Other income (expense), net	(323,475)	(2,358,089)
Net income (loss)	$(1,811,742)	$(3,086,315)

Revenue

Our revenue for the six months ended June 30, 2007 was $122,410, compared to revenues of $72,537 for the six months ended June 30, 2006, which was an increase of $49,873. The increase in revenue for the six months ended June 30, 2007 was due to the increase in sales of Isotec’s security portals for financial institutions through a primary distributor. Our total revenues for the period from March 4, 2005 (inception) through June 30, 2007 was $580,658.

Cost of revenue

Our cost of revenues were $62,801 for the six months ended June 30, 2007 compared to our cost of revenues of $31,443 for the six months ended June 30, 2006, which was an increase of $31,358. Our increased cost of revenues for the six months ended June 30, 2007 was due to the increase in production costs associated with the increased level of sales for the period. Our gross profit percentage was 49% for the six-month period ended June 30, 2007, compared to 57% for the six months ended June 30, 2006. The decrease in the gross profit percentage is related to the lower profit margin contracts being awarded in the first six months of 2007. Our cost of revenues for the period from March 4, 2005 (inception) through June 30, 2007 was $261,413.

General and administrative expenses

We incurred general and administrative expenses of $1,547,876 for the six months ended June 30, 2007 compared to general administrative expenses of $769,320 for the six months ended June 30, 2006, which was an increase of $778,556. The major expense categories for six months ended June 30, 2007 and 2006 were as follows:

	6 Months Ended June 30, 2007	6 Months Ended June 30, 2006

Professional fees	$387,920	$248,849
Payroll expenses	302,421	254,617
Warrant expense	—	27,788
Rent	25,113	26,752
Management fees	465,000	—
Contract labor	—	36,242
Advertising and Promotions	90,750	—

Our increased expenses for the six months ended June 30, 2007 compared to the six months ended June 30, 2006 were a result of the management fees paid under the Venture Acceleration Agreement between Select University Technologies, Inc., the general partner of SUTI, coupled with an increase in professional fees and payroll expenses. Our general and administrative expenses for the period from March 4, 2005 (inception) through June 30, 2007 were $4,397,854.

Other Income (Expense), Net

Our total other expense of $323,475 for the six months ended June 30, 2007 compared to our total other expense of $2,358,089 for the six months ended June 30, 2006, which was a decrease of $2,034,614. This decrease was primarily the result of the decrease in the fair value of the derivative and warrant liabilities that were caused by the our decreased stock price in the second quarter of 2007, which made conversion of the debentures and exercise of the warrants less expensive. There was no such increase in 2006 as the terms of the debentures were finalized in the second quarter 2006, and the initial value of the derivatives was included in interest expense for the six months ended June 30, 2006. Our total other expense for the period from March 4, 2005 (inception) through June 30, 2007 were $2,709,779.

Net loss

We had a net loss of $1,811,742 the six months ended June 30, 2007 compared to a net loss of $3,086,315 for the six months ended June 30, 2006, a decrease of $1,274,573. The net loss for the six months ended June 30, 2007 was primarily the result of an increase in general and administrative expense levels combined with an increase in the fair value of the derivative and warrant liabilities of $298,580. Our net loss for the period from March 4, 2005 (inception) through June 30, 2007 was $6,788,388.

Liquidity and Capital Resources.

Introduction

As of June 30, 2007, we had total current assets of $2,053,675 and total current liabilities of $1,555,629, resulting in a working capital of $498.046. As of June 30, 2007, our assets consisted primarily of accounts receivable ($100,854), inventory ($90,885) and cash and cash equivalents ($1,838,440). During the period from March 4, 2005 (inception) through June 30, 2007, we incurred a net loss of $6,788,388, and incurred a net loss of $421,010 for the three months ended June 30, 2007. We had an accumulated deficit of $6,788,388 as of June 30, 2007.

Our ability to continue as a going concern on a long-term basis is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis, to obtain additional financing and ultimately attain profitability.

Although we have been successful in the past in raising capital, no assurance can be given that sources of financing will continue to be available and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on favorable terms. Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should the we be unable to continue as a going concern.

If funding is insufficient at any time in the future, we may not be able to take advantage of business opportunities or respond to competitive pressures or may be required to reduce the scope of our planned product development and marketing efforts, any of which could have a negative impact on business and operating results. In addition, insufficient funding may have a material adverse effect our financial condition, which could require us to:

•	curtail operations significantly;

•	sell significant assets;

•	seek arrangements with strategic partners or other parties that may require us to relinquish significant rights to products, technologies or markets; or

•	explore other strategic alternatives including a merger or sale.

To the extent that we raise additional capital through the sale of equity or convertible debt securities, dilution of the interests of existing shareholders may occur. If we raise additional funds through the issuance of debt securities, these securities may have rights, preferences and privileges senior to holders of common stock and the terms of such debt could impose restrictions on our operations. Regardless of whether our assets prove to be inadequate to meet our operational needs, we may seek to compensate providers of services by issuance of stock in lieu of cash, which may also result in dilution to existing shareholders.

Our cash, accounts receivable, inventories, prepaid expenses, primary current liabilities, and total current liabilities as of June 30, 2007, compared to the end of our last fiscal year were:

	As of June 30, 2007	As of December 31, 2006	Change

Cash and cash equivalents	$1,838,440	$122,008	$1,716,432
Accounts receivable	100,854	18,474	82,380
Inventories	90,885	79,801	11,084
Prepaid expenses and other current assets	23,496	5,360	18,136
Total assets	2,289,890	258,952	2,030,938
Accounts payable	365,575	657,769	(292,194)
Due to related party	192,006	-	192,006
Due to stockholders	326,474	326,474	-
Payroll taxes payable	304,488	328,070	(23,582)
Total current liabilities	$1,555,629	$1,920,720	$(365,091)

Cash Requirements

We intend to use our available funds as working capital to reduce the outstanding debt of World Am/Isotec and to expand the operations of Senz-It.

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities was $1,187,275 for the six months ended June 30, 2007 and $141,846 for the six months ended June 30, 2006, an increase of $1,045,429. The principal components of the increase net cash used in operations for the six months ended June 30, 2007 was: (a) a net loss of $1,811,742, offset by the change in fair value of derivative and warrant liabilities of $298,580; (b) stock issued for services in the amount of $697,632; (c) amortization of the discount on convertible debt of $45,702; (d) an increase in accounts payable and accrued liabilities of $390,910; and (e) an increase in payroll taxes payable of $23,582. Our net cash used in operating activities was $1,968,251 for the period from March 4, 2005 (inception) through June 30, 2007.

Investing Activities

Our net cash used in investing activities was $206,717 for the six months ended June 30, 2007 and was used for acquisitions of fixed and intangible assets of $55,113 and $151,604, respectively, compared to $651 for the six months ended June 30, 2006. Our net cash used in investing activities was $232,191 for the period from March 4, 2005 (inception) through June 30, 2007.

Financing Activities

Our net cash provided by financing activities of $3,110,424 for the six months June 30, 2007, which resulted from proceeds from sales of common stock to investors in a private stock offering of $3,197,500, and was offset by repayments of notes payable to related parties of $87,076. Our net cash provided by financing activities was $133,744 for the six months ended March 31, 2006 and $4,038,882 for the period from March 4, 2005 (inception) through June 30, 2007.

Contractual Obligations.

Capital Lease

We were obligated under a capital lease for manufacturing equipment. Under the terms of the current lease agreement, we pay on a month-to-month rental at the rate of $425 per month. We have the right to return the equipment to the lessor at any time.

Operating Leases

Isotec leases a 4,800 square foot facility in Westminster, Colorado with a monthly rent and common area expense of $3,957 through December 31, 2011. Rent and common area expense totaled $8,598 and $20,313 respectively for the three and six months ended June 30, 2007. Rent and common area expense totaled $16,112 and $26,752 respectively for the three and six months ended June 30, 2006.

As of June 30, 2007, future minimum non-cancelable facility rental payments required under the operating lease are as follows:

2007 last six months	$25,650
2008	53,352
2009	55,486
2010	57,705
2011	60,013

$252,206

Consulting Agreement

On February 21, 2007, we entered into a consulting agreement with our chief executive officer, Robert Hovee, through an agreement with RAH Consulting Group, Inc. (the “Hovee Agreement”). This agreement governs his services to be rendered for the period from January 1, 2007 through December 31, 2007. Under the Hovee Agreement we will pay Mr. Hovee a fee of $8,000 per month, in cash or stock, at our discretion. Mr. Hovee will be eligible to participate in the stock option plan, effective on January 2, 2007. We will reimburse Mr. Hovee for all reasonable business expenses incurred while performing services on our behalf. In addition, we pay healthcare insurance premiums for Mr. Hovee. This agreement will expire on December 31, 2007, unless terminated by either party as of the date set forth in a written notice to the other party delivered in accordance with the notice provisions of the agreement at least 30 days prior to such date. In the event of the termination of this agreement, any accrued but unpaid fees will be paid within ten days of the effective date of such termination.

Distributor Agreements

We have entered into several distributor agreements for distribution of Isotec’s products in the United States. These agreements call for the provision of services to the distributors in exchange for the promotion of the products. The products are sold to the distributor at a discount of 15% to 25% off the list price.

In addition, Isotec has entered into various alliance agreements to assist it in establishing international distributorships. The alliance agreements have one-year terms, expiring between December 2006 and June 2007 and may be renewed with the mutual consent of both parties. The alliance agreements specify a commission of 10% of license fees and 5% of product sales made pursuant to the alliance agreements.

On May 1, 2007, Senz-It entered into a distributor agreement with Quality Flow, Inc. (the “Distributor Agreement”) for the purpose of appointing a distributor responsible for the worldwide (excluding Singapore) sales and marketing of the Senz-It’s food safety product line for a period of forty-eight months unless sooner terminated as specified in the Distributor Agreement. In addition, Quality Flow is to provide sales and marketing consulting services for an initial term of twelve months. As payment for these consulting services, the Company agreed to pay Quality Flow as follows: (a) 10,000,000 million of our common shares (50% of the shares in the form of S-8 shares and 50% shares restricted in accordance with Rule 144) issued totaling $60,000 ($0.006 on date issued), and (b) stock options, fully vested, issued monthly in the amount of 1,200,000 at an exercise price of $0.02 per common share. The stock option shares remain exercisable for a period of thirty-six months from the date of issuance. No additional compensation or expense reimbursement shall be made to Quality Flow for their efforts in this matter. As of June 30, 2007, a total of 1,200,000 fully vested options had been issued.

License Agreement

On January 22, 2007, Senz-It exercised the option it held to enter into an exclusive, royalty-bearing license with SUNY. This license is intended to cover patents developed by SUNY that will enable Senz-It to develop technology with an entirely new approach to sensing, process monitoring, homeland security and environmental scanning applications. This is an exclusive field-of-use license to facilitate the development and commercialization of certain technology contained within certain patents and patent applications developed at SUNY. Under the terms of this license (effective as of December 1, 2006), Senz-It has paid, and will pay, fees, royalties and research funding to SUNY. In connection with this license agreement, Senz-It will issue restricted shares of common stock, and will issue additional such shares, to SUNY, pursuant to the terms of a Stock Purchase Agreement, so that it will maintain a minimum ownership of 10% in Senz-It. Finally, Senz-It entered into a Stockholders Agreement with SUNY that covers the rights of stockholders of Senz-It. At such time as Senz-It earns a profit, the minority interest will be allocated to SUNY. In connection with these agreements, we entered into confidentiality and non-disclosure agreements with SUNY as to certain specific terms of the agreements.

Indemnities and Guarantees

During the normal course of business, we have made certain indemnities and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include certain agreements with our officers under which we may be required to indemnify them for liabilities arising out of their employment relationship or certain lease agreements. We may be required to indemnify landlords for damages arising from non-compliance with environmental laws, and we have entered into various contracts where we may be required to indemnify the other party from liabilities resulting from claimed infringements of the proprietary rights of third parties or confidentiality provisions. Also, under the agreement with La Jolla Cove we may be required to indemnify La Jolla Cove for breach of representation or warranty. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite.

The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments we would be obligated to make. Historically, we have not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities in the accompanying consolidated balance sheets.

Off Balance Sheet Arrangements

Other than our operating lease, we do not engage in any off balance sheet arrangements that are reasonably likely to have a current or future effect on our consolidated financial condition, revenues, and results of operations, liquidity or capital expenditures.

Inflation

The impact of inflation on our costs and the ability to pass on cost increases to our customers over time is dependent upon market conditions. We are not aware of any inflationary pressures that have had any significant impact on our operations over the past quarter, and we do not anticipate that inflationary factors will have a significant impact on future operations.

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition and in consultation with our Board of Directors, we have identified the following accounting policies that we believe are critical to an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments, and include: (a) valuation of stock-based compensation arrangements; (b) revenue recognition; (c) realizability of long-lived assets; (d) valuation of derivative financial instruments; and (e) valuation of income taxes. The methods, estimates and judgments the Company uses in applying these most critical accounting policies have a significant impact on the results the Company reports in its consolidated financial statements.

Valuation of Stock-Based Compensation Arrangements

The first critical accounting policy relates to valuation of stock issued for compensation. We have issued, and intend to continue to issue, shares of common stock and options to purchase shares of our common stock to various individuals and entities for management, legal, consulting and marketing services. All issuances of our stock for non-cash consideration have been assigned a per share amount equaling either the market value of the shares issued or the value of consideration received, whichever is more readily determinable. The number of shares issued is determined based upon the open market closing price of common stock as of the date of each respective transaction. These transactions are reflected as a component of selling, general and administrative expenses in the accompanying statement of operations.

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor's performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor's balance sheet once the equity instrument is granted for accounting purposes.

Revenue Recognition

The second critical accounting policy relates to revenue recognition. Sales and construction of customized commercial products are recognized under the percentage-of-completion basis when: (a) contracts executed by the parties include provisions that clearly specify the enforceable rights regarding goods or services to be provided and received by the parties, the consideration to be exchanged and the manner and terms of settlement; (b) the buyer can be expected to satisfy its obligations under the contract; (c) we can be expected to perform our contractual obligations; and (d) we can make reasonably dependable estimates of costs to complete and the extent of progress toward completion. We measure the extent of progress toward completion by using a ratio of costs incurred to total estimated costs. The effects of changes in estimates, if any, are reported in the period of change and subsequent periods. Losses are recognized when the costs incurred plus the estimated costs to complete exceed the sale price. Contracts not meeting the above criteria are reported on the completed contract method. All other sales of products are recognized upon shipment.

Realizability of Long-Lived Assets

The third critical accounting policy relates to realizability of long-lived assets. We account for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2007, we do not believe there have been any impairment of our long-lived assets. There can be no assurances, however, that demand for our products and services will continue, which could result in an impairment of long-lived assets in the future.

Valuation of Derivative Financial Instruments

The fourth critical accounting policy relates to valuation of derivative financial instruments. In the case of non-conventional convertible debt, we bifurcate our embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and Emerging Issues Task Force (“EITF”) Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Our derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. These embedded instruments related to the debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting date. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

In addition, under the provisions of EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” as a result of entering into the convertible debt, we are required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting date.

Valuation of Income Taxes

The fifth critical accounting policy relates to valuation of income taxes. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that such assets will not be realized through future operations.

ITEM 3 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

In light of the material weaknesses described below, we performed additional analysis and other post-closing procedures to ensure our financial statements were prepared in accordance with generally accepted accounting principles. Accordingly, we believe that the consolidated financial statements included in this report fairly present, in all material respects, our financial condition, results of operations and cash flows for the periods presented.

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2007. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

2.  We do not have sufficient segregation of duties within accounting functions, which is a basic internal control. Due to our size and nature, segregation of all conflicting duties may not always be possible and may not be economically feasible. However, to the extent possible, the initiation of transactions, the custody of assets and the recording of transactions should be performed by separate individuals. Management evaluated the impact of our failure to have segregation of duties on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

3.  We had a significant number of audit adjustments last fiscal year. Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments last year and has concluded that the control deficiency that resulted represented a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than as set forth below, we are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us has been threatened.

  (a) On August 2, 2006, a complaint was filed against us in the District Court of Boulder County, Colorado. Karen Alexander (“Ms. Alexander”) named World Am, Isotec, Robert A. Hovee, David J. Barnes, James R. Largent and Ken Jochim as Defendants in the action. In her complaint, Ms. Alexander alleges that we breached an employment agreement with the plaintiff by not paying certain amounts allegedly owing. We have retained counsel in the matter, and responsive pleadings have been filed. Certain of the claims were recently dismissed by the court.

Management believes we has meritorious claims and defenses to the Ms. Alexander’s claims and ultimately will prevail on the merits. However, this matter remains in the very early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of monetary damages on our financial condition, results of operations or liquidity.

(b) On September 20, 2006, a complaint was filed against us in the District Court of Adams County, Colorado. James H. Alexander (“Mr. Alexander”) named World Am as Defendant in the action. In his complaint, Mr. Alexander principally alleges that we breached an employment agreement with him by not paying certain amounts allegedly owing and seeks damages in the amount of $714,718 We have retained counsel in the matter and responsive pleadings have been filed.

This matter was recently moved to the United States District Court, District of Colorado. We then filed a counterclaim against Mr. Alexander seeking damages for breach of fiduciary duty and breach of the duty of loyalty to in connection with the Share Exchange Agreement entered into between us and SUTI Holdings, LP, dated June 10, 2005.

Management believes we have meritorious claims and defenses to Mr. and Ms. Alexander’s claims and ultimately will prevail on the merits. However, this matter remains in the very early stages of litigation and there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. Were unfavorable rulings to occur, there exists the possibility of a material adverse impact of monetary damages on the our financial condition, results of operations or liquidity.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

To date, commissions, in the amount of $327,500 have been paid in connection with these sales. The commissions paid in connection with these sales were paid to a related party, Mr. David Barnes, who is our Chief Financial Officer and a Director. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of these transactions did not involve a public offering and each of the investors represented that he/she is an “accredited” investor as defined in Rule 502 of Regulation D.

To date, commissions, in the amount of $327,500 have been paid in connection with these sales. The commissions paid in connection with these sales were paid to a related party, Mr. David Barnes, who is our Chief Financial Officer and a Director. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of these transactions did not involve a public offering and each of the investors represented that he/she is an “accredited” investor as defined in Rule 502 of Regulation D.

There were no purchases of our common stock by our affiliates during the six months ended June 30, 2007.

ITEM 3. Defaults Upon Senior Securities

Not Applicable.

ITEM 4. Submission of Matters to a Vote of Security Holders

None.

ITEM 5. Other Information

None.

ITEM 6. Exhibits

(a) Exhibits

2.1	Agreement and Plan of Merger between the Company and Allmon Corporation, dated May 11, 2000 (incorporated by reference to Exhibit 2.1 of the Form 8-K12g-3 filed on May 16, 2000).

2.2
Stock Purchase Agreement between the Company, Isotec, Incorporated, and selling shareholders, dated February 22, 2000 (incorporated by reference to Exhibit 2.2 of the Form 10-QSB filed on May 21, 2001).

2.3	Share Exchange Agreement between the Company and World Am Security Venture Company, Ltd., dated May 18, 2004 (incorporated by reference to Exhibit 2 of the Form 8-K filed on May 26, 2004).

3.1	Articles of Incorporation, dated July 5, 2002 (incorporated by reference to Exhibit 3.1 of the Form 10-QSB/A filed on February 5, 2004).

3.2	Certificate of Amendment to Articles of Incorporation, dated August 20, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10-QSB/A filed on February 5, 2004).

3.3	Certificate of Amendment to Articles of Incorporation, dated December 20, 2002 (incorporated by reference to Exhibit 3.3 of the Form 10-QSB/A filed on February 5, 2004).

3.4	Certificate of Amendment to Articles of Incorporation, dated August 2, 2004 (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on August 20, 2004).

3.5	Certificate of Amendment of Articles of Incorporation, dated November 8, 2004 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on November 16, 2004).

3.6	Certificate of Amendment of Articles of Incorporation, dated December 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 16, 2004).

3.7	Bylaws, dated May 15, 2000 (incorporated by reference to Exhibit 3.2 of the Form 8-K12g-3 filed on May 16, 2000).

4.1	Employee Stock Incentive Plan, dated January 22, 2001 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on January 29, 2001).

4.2	Non-Employee Directors and Consultants Retainer Stock Plan, dated January 5, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on January 29, 2001).

4.3	Common Stock Purchase Agreement between us and Four Way Associates, Inc., dated June 1, 2001 (incorporated by reference to Exhibit 4.3 of the Form SB-2 filed on August 28, 2001).

4.4	Amended and Restated Employee Stock Incentive Plan, dated November 20, 2001 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on January 31, 2002).

4.5	Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated November 20, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on January 31, 2002).

4.6	2002 Non-Employee Directors and Consultants Retainer Stock Plan, dated September 12, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 filed on September 18, 2002).

4.7	2002 Stock Compensation Plan, dated December 16, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 filed on December 23, 2002).

4.8	2003 Consultants Stock Compensation Plan dated August 19, 2003 (incorporated by reference to Exhibit 4 of the Form S-8 filed on August 22, 2003).

4.9	2003 Non-Qualified Stock Option Plan, dated September 29, 2003 (incorporated by reference to Exhibit 4 of the Form S-8 filed on October 1, 2003).

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

10.4
Share Exchange Agreement between the Company, on the one hand, and Senz-It, Inc. and the stockholder of Senz-It, on the other hand, dated June 10, 2005 (including the following: Exhibit A: Shares to be Issued; Exhibit B: Warrant; Exhibit C Series B Preferred Stock Certificate of Designation; and Exhibit I: Funding Schedule) (not including the following: Exhibit D: World Am, Inc. Officer’s Certificate; Exhibit E: Senz It, Inc. Officer’s Certificate; Exhibit F: Senz It Financial Statements; Exhibit G: Senz It Contracts; Exhibit H: World Am Contracts; Exhibit J: Form 8-K; Exhibit K: Press Release; Schedule 5.7: Taxes; and Schedule 5.9: Legal Proceedings) (incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on September 7, 2005).

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

10.10	Demand Promissory Note issued by the Company in favor of SUTI Holdings, LP, dated May 18, 2006.

10.11	$75,000 Factoring Agreement between the Company and JJ Ellis, LLC, dated April 25, 2005, and attached warrant (incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on April 2, 2007).

10.12	Addendum to Factoring Agreement, dated August 8, 2005 (incorporated by reference to Exhibit 10.12 of the Form 10-KSB filed on April 2, 2007).

10.13	Consulting Agreement between the Company and Robert Hovee, dated February 21, 2007 (incorporated by reference to Exhibit 10.13 of the Form 10-KSB filed on April 2, 2007).

14	Code of Business Conduct and Ethics, adopted by the Company’s board of directors (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on April 20, 2004).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on July 12, 2004).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 3, 2006).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on June 30, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert A. Hovee (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of David J. Barnes (filed herewith).

32.1	Section 1350 Certification of Robert A. Hovee (filed herewith).

32.2	Section 1350 Certification of David J. Barnes (filed herewith).

99.1	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.3 of the Form 10-KSB filed on April 21, 2005).

99.2	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.4 of the Form 10-KSB filed on April 21, 2005).

99.3	Press release issued by the Company, dated June 13, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on June 16, 2005).

99.4	Press Release issued by the Company, dated August 9, 2005 (incorporated by reference to Exhibit 99.2 of the Form 8-K/A filed on September 7, 2005).

99.5	Press Release issued by the Company, dated September 7, 2005 (incorporated by reference to Exhibit 99.3 of the Form 8-K/A filed on September 7, 2005).

99.6	Press Release issued by the Company, dated November 7, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on November 14, 2005).

99.7	Press Release issued by the Company, dated November 14, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on November 16, 2005).

99.8	Press Release issued by the Company, dated February 21, 2006 (incorporated by reference to Exhibit 99 of the Form 8-K filed on March 2, 2006).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Am, Inc.

Dated: August 14, 2007	/s/ Robert A. Hovee
By: Robert A. Hovee
Its: Chief Executive Officer, and Director