Form 10QSB/A
period 2007-06-30
WORLD AM, INC.
filed 2007-10-23
CIK 1107522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB/A
(Amendment No. 1)

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 0-30639

World Am, Inc.
(Exact Name of Company as Specified in its Charter)

Nevada (State or other jurisdiction of incorporation or organization)	90-0142757 (I.R.S. Employer Identification No.)

4340 Von Karman Avenue Suite 200 Newport Beach, CA (Address of principal executive offices)	92660 (Zip Code)

Issuer’s telephone number, including area code (949) 955-5355

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No  ☐
 .

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
(check one):

Yes ☐ No ☒

WORLD AM, INC.

Explanatory Note

This Quarterly Report on Form 10-QSB/A (Amendment No. 1) discloses and discusses the impact and effect of a restatement of our previously filed unaudited condensed consolidated financial statements contained in our originally-filed Quarterly Report on Form 10-QSB for the period ended June 30, 2007; and amends Items 1 and 2 of Part I of our Quarterly Report on Form 10-QSB previously filed on August 16, 2007.  This restatement is necessary due to the fact that on September 26, 2007, we concluded that our previously reported unaudited condensed consolidated balance sheet as of June 30, 2007, the unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2007 and for the period from March 2, 2005 (inception) through June 30, 2007, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2007 and for the period from March 2, 2005 (Inception) through June 30, 2007 contained in our unaudited condensed consolidated financial statements filed with our originally-filed Quarterly Report on Form 10-QSB for the period ended June 30, 2007, did not properly account for certain warrants we issued to certain investors in conjunction with their purchase of our common stock as liability instruments. We discovered this error during an internal review of our previously filed Form 10-QSB for this period. Therefore, we are filing this amended Quarterly Report on Form 10-QSB/A for June 30, 2007, to make the necessary corrections to account for the warrants we issued during this period, which contains an explanation in Note 13 to the financial statements. The revisions will result in the correction of certain amounts categorized as derivative and warrant liabilities; additional paid-in capital, change in fair value of derivative and warrant liabilities (income statement and cash flow statement), in our unaudited condensed consolidated financial statements for above-mentioned periods.

Additionally, during our review, we discovered that in Note 10 to the unaudited condensed consolidated financial statements and in Item 2 of Part II, we mistakenly stated that we sold 96 units during the six months ended June 30, 2007. This should have stated 51 units, therefore, we have corrected the error in this amended filing

This First Amended Quarterly Report on Form 10-QSB/A for the quarter ended June 30, 2007 amends and restates only those items of the previously filed Quarterly Report on Form 10-QSB which have been affected by the restatement.  In order to preserve the nature and character of the disclosures set forth in such items as originally filed, no attempt has been made in this amendment (i) to modify or update such disclosures except as required to reflect the effects of the restatement or (ii) to make revisions to the Notes to the unaudited condensed consolidated financial statements except for those which are required by or result from the effects of the restatement and the misstatement in the number of units sold in the six months ended June 30, 2007.  For additional information regarding the restatement of our unaudited condensed consolidated financial statements, see Note 13 to our unaudited condensed consolidated financial statements included in Part I - Item I.  Except for the corrections stated herein and the corrections to our telephone number and federal employer identification number on the cover page of this filing, no other information contained in our previously filed Form 10-QSB for the quarter ended June 30, 2007 has been updated or amended.

PART I-FINANCIAL INFORMATION

ITEM 1 Financial Statements (unaudited)

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007
As Restated, see Note 13
(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$1,838,440
Accounts receivable, net	100,854
Inventories	90,885
Prepaid expenses and other current assets	23,496
Total current assets	2,053,675

Fixed assets, net	55,791
Intangible assets	176,604
Refundable deposits	3,820

Total assets	$2,289,890

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$449,502
Due to related parties	192,006
Due to stockholders	326,474
Payroll taxes payable	304,488
Deferred revenue	157,661
Notes payable	12,365
Convertible debentures and accrued interest payable, net of unamortized debt discount of $165,012	113,133
Total current liabilities	1,555,629

Derivatives and warrant liabilities	3,408,709

Total liabilities	4,964,338

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
JUNE 30, 2007
As Restated, see Note 13
(Unaudited)
(Continued)

June 30, 2007
Commitments and contingencies
Stockholders’ deficit
Class A preferred stock; $0.0001 par value; liquidation preference of $1,700 per share; 40,000,000 shares authorized, 1,369 shares issued and no shares outstanding as of June 30, 2007	--
Class B preferred stock; $0.0001 par value; liquidation preference of $145,455 per share; 40,000,000 shares authorized, 55 shares issued and outstanding as of June 30, 2007	--
Common stock; $0.0001 par value; 1,500,000,000 shares authorized, 923,136,478 shares issued and outstanding as of June 30, 2007	92,314

Additional paid-in capital	3,872,220
Deficit accumulated during the development stage	(6,638,982)
Total stockholders’ deficit	(2,674,448)

Total liabilities and stockholders’ deficit	$2,289,890

The accompanying notes are an integral part of these consolidated financial statements

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2007 (As Restated, see Note 13)		Three Months Ended June 30, 2006	Six Months Ended June 30, 2007 (As Restated, see Note 13)	Six Months Ended June 30, 2006	Period From March 4, 2005 (Inception) Through June 30, 2007 (As Restated, see Note 13)

Revenues		$69,140	$3,878	$122,410	$72,537	$580,658
Cost of revenues		50,063	--	62,801	31,443	261,413
Gross profit		19,077	3,878	59,609	41,094	319,245

General and administrative expenses		960,979	335,463	1,547,876	769,320	4,397,854
Loss from operations		(941,902)	(331,585)	(1,488,267)	(728,226)	(4,078,609)
Other income (expense):
Miscellaneous income (expense)		(141)	(2,160)	1,600	(1,757)	(13,897)
Interest income		29,996	--	29,996	--	29,996
Settlement gain		--	--	--	--	116,000
Interest expense		(27,028)	(2,354,864)	(56,491)	(2,356,332)	(3,207,091)
Change in fair value of derivative and warrant liabilities		667,471	--	(149,174)	--	514,619
Total other income (expense)		670,298	(2,357,024)	(174,069)	(2,358,089)	(2,560,373)

Loss before provision for income taxes		(271,604)	(2,688,609)	(1,662,336)	(3,086,315)	(6,638,982)
Provision for income taxes		--	--	--	--	--
Net loss		$(271,604)	$(2,688,609)	$(1,662,336)	$(3,086,315)	$(6,638,982)

Loss per common share, basic and diluted	$	(0.00)	$(0.02)	$(0.00)	$(0.02)
Basic and diluted weighted average common shares outstanding		700,471,186	167,614,521	567,159,125	153,882,780

The accompanying notes are an integral part of these consolidated financial statements

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Senz-It, Inc. March 4, 2005 (inception)	--	$--	--	$--	--	$--	$--	$--	$--	$--

Issuance of shares to Senz-It, Inc. founders	--	--	55	--	--	--	10,000	--	--	10,000

Assumption by Senz-It, Inc. of World Am, Inc. capital structure and outstanding warrants and options	1,369	--	--	--	66,570,285	6,656	(773,977)	(220,000)	--	(987,321)

Common stock issued in September 2005 for services, weighted average $0.004 per share	--	--	--	--	15,410,573	1,541	52,916	--	--	54,457

Common stock issued in October 2005 for services, weighted average $0.003 per share	--	--	--	--	12,748,670	1,275	39,521	--	--	40,796

Common stock issued in October 2005 for services, weighted average $0.018 per share	--	--	--	--	1,795,574	180	31,961	--	--	32,141

Common stock issued in November 2005 to employees, weighted average $0.024 per share	--	--	--	--	10,375,000	1,038	249,229	--	--	250,267

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in December 2005 to employees, weighted average $0.024 per share	--	--	--	--	2,005,000	201	19,460	(4,040)	--	15,621

Conversion of note payable for shares of common stock in December 2005, weighted average of $0.013 per share	--	--	--	--	4,642,857	464	59,893	--	--	60,357

Net loss	--	--	--	--	--	--	--	--	(600,507)	(600,507)

Balance, December 31, 2005	1,369	--	55	--	113,547,959	11,355	(310,997)	(224,040)	(600,507)	(1,124,189)

Common stock issued in January 2006 to employees, weighted average $0.009 per share	-	--	--	--	3,740,000	374	34,082	--	--	34,456

Common stock issued to vendor in January 2006 for services, weighted average $0.010 per share	--	--	--	--	12,000,000	1,200	121,200	--	--	122,400

Common stock issued in January 2006, for services, weighted average $0.009 per share	--	--	--	--	2,700,000	270	23,310	--	--	23,580

Common stock issued in February 2006 to employees, weighted average $0.018 per share	--	--	--	--	2,623,077	263	46,893	--	--	47,156

WORLD AM, INC.
(A DEVELOPMENTS STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in February 2006 for services, weighted average $0.018 per share	--	--	--	--	2,150,000	215	38,649	--	--	38,864

Common stock issued in March 2006 to employees, weighted average $0.017 per share	--	--	--	--	626,923	63	10,366	--	--	10,429

Common stock issued in March 2006 for exercise of warrant, weighted average $0.0001 per share	--	--	--	--	30,879,999	3,088	24,700	--	--	27,788

Common stock issued in March 2006 for services, weighted average $0.014 per share	--	--	--	--	500,000	50	6,950	--	--	7,000

Common stock issued in March 2006 for services, weighted average $0.017 per share	--	--	--	--	673,077	67	11,131	--	--	11,198

Payment for shares issued in December 2005	--	--	--	--	--	--	--	4,040	--	4,040

Common stock issued in April 2006 for services, weighted average $0.015 per share	--	--	--	--	1,600,000	160	24,382	--	--	24,542

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	mount	Capital	Stock	Stage	Deficit
Common stock issued in April 2006 to employees, weighted average $0.015 per share	--	--	--	--	350,000	35	5,215	--	--	5,250

Common stock issued in May 2006 to employees, weighted average $0.0119 per share	--	--	--	--	1,000,000	100	11,800	--	--	11,900

Cancellation of common stock issued to an employee in 2005	--	--	--	--	(4,459,481)	(446)	(47,320)	--	--	(47,766)

Common stock issued in June 2006 for services, weighted average $0.007 per share	--	--	--	--	1,500,000	150	10,350	--	--	10,500

Common stock issued in June 2006 to employees, weighted average $0.007 per share	--	--	--	--	2,200,000	220	15,880	--	--	16,100

Common stock issued in July 2006 for services, weighted average $0.007 per share	--	--	--	--	33,285,713	3,329	229,671	--	--	233,000

Common stock issued in July 2006 to employees, weighted average $0.0081 per share	--	--	--	--	3,595,125	359	28,595	--	--	28,954

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in August 2006 to employees, weighted average $0.0054 per share	--	--	--	--	2,968,000	297	15,656	--	--	15,953

Common stock issued in August 2006 for services, weighted average $0.006 per share	--	--	--	--	2,153,846	215	12,708	--	--	12,923

Common stock issued in September 2006 to employees, weighted average $0.0054 per share	--	--	--	--	2,176,240	217	11,178	--	--	11,395

Common stock issued in September 2006 for services, weighted average $0.0045 per share	--	--	--	--	5,952,381	595	26,189	--	--	26,784

Reversal of receivable related to issuance of common stock	--	--	--	--	--	--	(220,000)	220,000	--	--

Common stock issued in October 2006 for services, weighted average $0.005 per share	--	--	--	--	22,362,000	2,236	109,574	--	--	111,810

Exercise of stock option in October 2006, weighted average $0.002 per share	--	--	--	--	3,396,774	340	6,454	--	--	6,794

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in October 2006 to employees, weighted average $0.0048 per share	--	--	--	--	3,603,301	360	16,781	--	--	17,141

Common stock issued in November 2006 for services, weighted average $0.0043 per share	--	--	--	--	3,136,905	314	13,036	--	--	13,350

Common stock issued in November 2006 to employees, weighted average $0.0041 per share	--	---	--	--	4,403,822	440	17,682	--	--	18,122

Common stock issued in December 2006 for services, weighted average $0.0041 per share	--	--	--	--	2,317,074	232	9,268	--	--	9,500

Common stock issued in December 2006 to employees, weighted average $0.0040 per share	--	--	--	--	4,054,356	406	15,813	--	--	16,219

Common stock issued in December for cash, weighted average $0.005 per share	--	--	--	--	65,000,000	6,500	307,850	--	--	314,350

Options vesting during the year	--	--	--	--	--	--	3,168	--	--	3,168

Net loss	--	--	--	--	--	--	--	--	(4,376,139)	(4,376,139)
Balance, December 31, 2006	1,369	--	55	--	330,037,091	33,004	630,214	--	(4,976,646)	(4,313,428)

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in January 2007 for services, weighted average $0.0049 per share (unaudited)	--	--	--	--	17,220,298	1,722	83,726	--	--	85,448

Common stock issued in January 2007 to employees, weighted average $0.0047 per share (unaudited)	--	--	--	--	3,483,197	348	16,182	--	--	16,530

Common stock issued in January 2007 for cash, weighted average $0.005 per share (unaudited)	--	--	--	--	90,000,000	9,000	441,000	--	--	450,000

Common stock issued in February 2007 for services, weighted average $0.0070 per share (unaudited)	--	--	--	--	15,404,838	1,540	111,235	--	--	112,775

Common stock issued in February 2007 for cash, weighted average $0.005 per share (unaudited)	--	--	--	--	15,000,000	1,500	73,500	--	--	75,000

Common stock issued in February 2007 to employees, weighted average $0.0073 per share (unaudited)	--	--	--	--	3,030,387	303	22,825	--	--	23,128

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in March 2007 to employees, weighted average $0.008 per share (unaudited)	--	--	--	--	2,100,226	210	16,592	--	--	16,802

Common stock issued in March 2007 for services, weighted average $0.008 per share (unaudited)	--	--	--	--	5,223,470	522	30,845	--	--	31,367

Cancellation of common stock issued to a consultant in 2006 (unaudited)	--	--	--	--	(4,103,136)	(410)	(20,590)	--	--	(21,000)

Common stock issued in April 2007 to employees, weighted average $0.006 per share (unaudited)	--	--	--	--	10,257,977	1,026	65,423	--	--	66,449

Common stock issued in April 2007 for services, weighted average $0.006 per share (unaudited)	--	--	--	--	25,646,430	2,565	154,435	--	--	157,000

Common stock issued in April 2007 for cash, weighted average $0.008 per share (unaudited)	--	--	--	--	131,250,000	13,125	1,036,875	--	--	1,050,000

Common stock issued in May 2007 to employees, weighted average $0.005 per share (unaudited)	--	--	-	--	1,461,038	146	7,890	--	--	8,036

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH JUNE 30, 2007
(continued)

	Class A Preferred Stock			Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares		Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in May 2007 for services, weighted average $0.006 per share (unaudited)	--		--	--	--	3,075,417	308	17,835	--	--	18,142

Common stock issued in May 2007 for cash, weighted average $0.008 per share (unaudited)	--		--	--	--	243,750,000	24,375	1,925,625	--	--	1,950,000

Common stock issued in June 2007 to employees, weighted average $0.006 per share (unaudited)	--		--	--	--	2,749,051	275	15,796	--	--	16,071

Common stock issued in June 2007 for services, weighted average $0.006 per share (unaudited)	--		--	--	--	27,650,194	2,765	164,998	--	--	167,763

Cancellation of common stock issued to an employee in 2005 (unaudited)	--		--	--	--	(100,000)	(10)	(870)	--	--	(880)

Stock issuance costs (unaudited)	--		--	--	--	--	--	(327,500)	--	--	(327,500)

Options vesting during the period (unaudited)	--		--	--	--	--	--	14,059	--	--	14,059

Initial fair value of warrants reclassified to derivatives and warrant liabilities, as restated, see Note 13	--		--	--	--	--	--	(607,875)	--	--	(607,875)

Net loss (unaudited), as restated, see Note 13	--		--	--	--	--	--	--	--	(1,662,336)	(1,662,336)

Balance, June 30, 2007 (unaudited), as restated, see Note 13	1,369	(1)	$--	55	$--	923,136,478	$92,314	$3,872,220	$--	$(6,638,982)	$(2,674,448)

(1)
In January 2006, the Company made the determination to cancel the 1,369 shares of Class A preferred stock based on non-performance under a related loan agreement. Therefore, the Company considers these shares to be issued, since they have not actually been cancelled yet, but not outstanding.

The accompanying notes are an integral part of these consolidated financial statements

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2007 (As Restated, see Note 13)	Six Months Ended June 30, 2006	From March 4, 2005 (Inception) Through June 30, 2007 (As Restated, see Note 13)

Cash flows from operating activities:

Net loss	$(1,662,336)	$(3,086,315)	$(6,638,982)

Adjustments to reconcile net loss to net cash used in operating activities:
Initial fair value of derivative and warrant liabilities	--	2,337,688	3,040,453
Change in fair value of derivative and warrant liabilities	149,174	--	(514,619)
Depreciation	3,811	1,288	8,441
Stock issued for services	697,632	214,592	1,528,447
Loss on reclassification of capital lease asset	--	--	2,388
Options vesting during the period	14,059	85,000	17,227
Settlement gain	--	--	(116,000)
Accrued interest added to principal balance, net of interest payments	(5,539)	3,542	4,406
Amortization of discount on convertible debt	45,702	1,317	109,988

Changes in operating assets and liabilities:
Accounts receivable	(82,380)	23,542	(52,738)
Inventories	(11,084)	(4,824)	(79,801)
Prepaid expenses and other current assets	(18,136)	(380)	(23,496)
Refundable deposits	--	--	6,430
Accounts payable and accrued expenses	(582,916)	201,707	269,969
Payroll taxes payable	(23,582)	66,390	119,969
Due to related party	192,006	--	192,006
Deferred revenue	96,314	14,607	157,661

Net cash used in operating activities	(1,187,275)	(141,846)	(1,968,251)

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Six Months Ended June 30, 2007 (As Restated, see Note 13)	Six Months Ended June 30, 2006	From March 4, 2005 (Inception) Through June 30, 2007 (As Restated, see Note 13)

Cash flows from investing activities:
Cash acquired in reverse merger	--	--	935
Purchase of fixed assets	(55,113)	(651)	(56,522)
Purchase of intangible assets	(151,604)	--	(176,604)
Net cash used in investing activities	(206,717)	(651)	(232,191)

Cash flows from financing activities:
Net change in due to related parties	--	(149,101)	(117,378)
Proceeds from exercise of warrants	--	27,788	27,788
Proceeds from issuance of convertible debenture	--	150,000	275,000
Proceeds from sale of preferred stock	--	--	10,000
Proceeds from exercise of employee stock options	--	152,823	460,378
Principal payments on convertible note payable	--	--	(30,000)
Repurchase of common stock	--	(47,766)	--
Net proceeds from sale of common stock	3,197,500	--	3,515,890
Principal payments on note payable	(87,076)	--	(102,796)
Net cash provided by financing activities	3,110,424	133,744	4,038,882

Net change in cash	1,716,432	(8,753)	1,838,440

Cash, beginning of period	122,008	10,403	--

Cash, end of period	$1,838,440	$1,650	$1,838,440

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Six Months Ended June 30, 2007 (As Restated, see Note 13)	Six Months Ended June 30, 2006	From March 4, 2005 (Inception) Through June 30, 2007 (As Restated, see Note 13)

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$--	$--	$--

Cash paid for interest	$11,366	$412	$17,061

Schedule of non-cash operating, investing and financing activities:
Acquisition of Senz-It, Inc. patent, licenses and options	$--	$--	$1,063,992

Acquisition other assets and liabilities in reverse merger	$--	$--	$(995,956)

Issuance of 55 shares of Class B preferred stock	$--	$--	$--

Issuance of warrants for purchase of 18,000,000 shares of common stock	$--	$--	$--

Reclassification of capital lease	$--	$--	$(8,175)

Removal of fixed asset due to reclassification of capital lease	$--	$--	10,563

Discount on convertible debt	$--	$--	$275,000

Initial fair value of warrants reclassified to derivative and warrant liabilities	$607,875	$--	$607,875

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

Going Concern.

The Company’s net losses and accumulated deficit were $6,638,982 for the period from March 4, 2005 (inception) through June 30, 2007 (as restated, see Note 13). The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might experience will depend upon many factors, including

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (continued)

factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.

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

Derivative Financial Instruments.

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company’s derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. (see Note 6). These embedded instruments related to the Debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. During the year ended December 31, 2006, the Company recorded the initial fair value of the conversion feature of $1,151,759 of which $876,759 was recorded as interest expense in the consolidated statement of operations and $275,000 was recorded as a discount on the debt and is being amortized to interest expense over the life of the debt. The Company also recorded the initial fair value of the attachedwarrants of $2,075,694 as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2006. The initial fair value of the conversion-related derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend-yield of 0%, annual volatility of 127% and risk-free interest rate of 4.70% - 4.74%. At June 30, 2007, the fair value of the Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. conversion feature and the warrants amounted to $2,862,240. The 2007 increase in the fair value of the Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. conversion features warrants of $296,580 is included as other income (expense) in the accompanying consolidated financial statements.

As of June 30, 2007, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 128% - 163%, and risk free interest rate of 4.89% - 4.92%. The derivatives are classified as long-term liabilities in the accompanying consolidated balance sheet.

In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting date. Non-employee stock options and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, volatility of 138% and risk free interest rate of 4.54%. The initial fair value assigned to the non-employee options and warrants prior to fiscal 2007 was $124,000, which was recorded as interest expense. At December 31, 2006, the fair value of the non-employee warrant was $86,000. During 2007, the Company reclassified additional derivative liability of $607,875 (as restated) from additional paid-in-capital for warrants granted primarily in connection with equity offerings (see Notes 9 and 13). At June 30, 2007, the fair value of the non-employee warrants was $546,469 (as restated). The decrease in the fair value of non-employee stock options and warrants in the amount of $147,406 since December 31, 2006 (as restated) is included in other income (expense) in the accompanying condensed consolidated statement of operations.

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

A summary of the activity of the Company’s non-vested options (included in the chart above):

	June 30, 2007
	Weighted-Average
	Shares	Grant-Date Fair Value	Remaining Months to Vest	Remaining Unrecognized Compensation Cost
Non-vested outstanding at January 1, 2007	72,000	$0.016	12	$1,152
Granted	45,700,000	$0.003	36 - 60	$138,300
Vested	(1,236,000)	$0.016		(709)
Forfeited	--	--		--
Non-vested outstanding at June 30, 2007	44,536,000	$0.003	54	$138,743

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

On October 11, 2006, the Company commenced a private offering of up to thirty-four units at a price of $25,000 per unit. Each unit consist of 5,000,000 shares of common stock and a warrant that entitled the holder the right and privilege to purchase 1,250,000 shares of the Company’s common stock at any time up to three years after the issuance of the warrant for a price of $0.02 per share. As of December 31, 2006, thirteen units (65,000,000 shares of common stock) and warrants representing 16,250,000 shares of common stock, were sold for a total consideration of $314,300, net of issuance costs. For the six months ended June 30, 2007, an additional 51 units (30 units @ 12,500,000 shares per unit and 21 units @ 5,000,000 shares per unit) for a total of 480,000,000 shares of common stock and warrants representing 120,000,000 shares of common stock, were sold for a total consideration of $3,197,500, net of issuance costs. The fair value of

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

NOTE 9- STOCKHOLDERS’ DEFICIT (continued)

the 136,250,000 warrants issued in connection with the private offering were reclassified to derivative and warrant liabilities at June 30, 2007. See Note 2.

Breakdown of shares of common stock issued for the six months ended June 30, 2007:

Shares issued under the Non-Employee Plan	9,923,086
Shares issued under the ESIP Plan	107,379,437
Private sale of stock	480,000,000
ESIP stock returned and cancelled	(4,203,136)
Total net shares issued	593,099,387

A summary of the warrant activity is as follows:

		Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Balance, January 1, 2007	58,328,948	$0.007	21 months
Warrants issued	120,000,000	$0.020	36 months
Warrants exercised	--	--	--
Balance, June 30, 2007	178,328,948	$0.016	29 months

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

David J. Barnes.

For the six months ended June 30, 2007, the Company sold 51 units (30 units @ 12,500,000 WDAM shares per unit and 21 units @ 5,000,000 WDAM shares per unit) for a total of 480,000,000 shares of common stock.  Included with the 51 units sold were warrants to purchase shares of common stock (30 units included 3,125,000 warrants/unit and 21 units included 1,250,000 warrants/unit).  The total warrants issued for the six months ended June 30, 2007, were 120,000,000.  Each warrant is exercisable for a period of three years at $.02 per share.  The total consideration for these shares was $3,525,000.

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
NOTE 12 - SUBSEQUENT EVENTS (continued)

(7) On July 25, 2007, the Company issued 1,530,980 free trading shares of common stock for payment for compensation owed employees valued at $8,114 ($0.0053 per share).

(8) On July 30, 2007, the Company issued 212,708 free trading shares of common stock for payment for compensation owed an employee valued at $1,021 ($0.0048 per share).

NOTE 13 - RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debt agreements, the Company is required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting period. Subsequent to filing the Form 10-QSB for the period ended June 30, 2007, the Company realized that they did not take into account the warrants that were issued related to the sale of WDAM stock in the determination of the change in warrant and derivative liabilities account balance.  Accordingly, in connection with the restatement adjustments, the Company has appropriately reflected the non-operating, non-cash income or expense resulting from the changes in fair value of warrant derivative liabilities.

The following tables present a summary of the effects of the restatement adjustments on the Company’s unaudited condensed consolidated balance sheets at June 30, 2007 and the unaudited condensed consolidated statements of operations for the three and six months ended June 30,2007 and for the period from March 2, 2005 (inception) through June 30, 2007, and the unaudited condensed consolidated statements of cash flows for the six months ended June 30, 2007, and for the periods from March 2, 2005 (inception) through June 30, 2007:

WORLD AM, INC.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
(Unaudited)

	Unaudited Condensed Consolidated Balance Sheet
As of June 30, 2007	As Previously Reported	Adjustments	As Restated

Warrant and derivative liabilities	$2,950,240	$458,469	$3,408,709
Total liabilities	$4,505,869	$458,469	$4,964,338
Additional paid-in capital	$4,480,095	$(607,875)	$3,872,220
Accumulated deficit	$(6,788,388)	$149,406	$(6,638,982)
Total stockholders’ deficit	$(2,215,979)	$(458,469)	$(2,674,448)

	Unaudited Condensed Consolidated Statements of Operations
Three months ended June 30, 2007	As Previously Reported	Adjustments	As Restated

Change in fair value of warrant and derivative liabilities	$518,065	$149,406	$667,471
Total other income (expense)	$520,892	$149,406	$670,298
Net (loss) income	$(421,010)	$149,406	$(271,604)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

	Unaudited Condensed Consolidated Statements of Operations
Six Months ended June 30, 2007	As Previously Reported	Adjustments	As Restated

Change in fair value of warrant and derivative liabilities	$(298,580)	$149,406	$(149,174)
Total other income (expense)	$(323,475)	$149,406	$(174,069)
Net (loss) income	$(1,811,742)	$149,406	$(1,662,336)
LOSS PER COMMON SHARE:
Basic and diluted	$(0.00)	$(0.00)	$(0.00)

	Unaudited Condensed Consolidated Statements of Operations
Period From March 2, 2005 (Inception) Through June 30, 2007	As Previously Reported	Adjustments	As Restated

Change in fair value of warrant and derivative liabilities	$365,213	$149,406	$514,619
Total other income (expense)	$(2,709,779)	$149,406	$(2,560,373)
Net (loss) income	$(6,788,388)	$149,406	$(6,638,982)

	Unaudited Condensed Consolidated Statements of Cash Flows
Six months ended June 30, 2007	As Previously Reported	Adjustments	As Restated
Net loss	$(1,811,742)	$149,406	$(1,662,336)
Change in fair value of warrant and derivative liabilities	$298,580	$(149,406)	$149,174

	Unaudited Condensed Consolidated Statements of Cash Flows
Period From March 2, 2005 (Inception) Through June 30, 2007	As Previously Reported	Adjustments	As Restated
Net loss	$(6,788,388)	$149,406	$(6,638,982)
Change in fair value of warrant and derivative liabilities	$(365,213)	$(149,406)	$(514,619)

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

Results of Operations for the Three Months Ended June 30, 2007 (as restated, see Note 13) Compared to the Three Months Ended June 30, 2006 (unaudited).

	Three Months Ended June 30, 2007 (As Restated, see Note 13)	Three Months Ended June 30, 2006

Revenues	$69,140	$3,878
Cost of revenue	50,063	--
Gross profit	19,077	3,878
General and administrative expenses	960,979	335,463
Loss from operations	(941,902)	(331,585)
Other income (expense), net	670,298	(2,357,024)
Net income (loss)	$(271,604)	$(2,688,609)

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

Other Income (Expense), Net (as restated - see Note 13)

Our total other income of $670,298 for the three months ended June 30, 2007 compared to our total other expense of $2,357,024 for the three months ended June 30, 2006, which was a decrease of $3,027,322. The reason that we reported other income for the three months ended June 30, 2007 was the decrease in the fair value of the derivative and warrant liabilities that were caused by the our decreased stock price in the second quarter of 2007, which made conversion of the debentures and exercise of the warrants less expensive. There was no such increase in 2006 as the terms of the debentures were finalized in the second quarter 2006, and the initial value of the derivatives was included in interest expense for the six months ended June 30, 2006. Our total other expense for the period from March 4, 2005 (inception) through June 30, 2007 was $2,560,373.

Net loss (as restated - see Note 13)

We had a net loss of $271,604 the three months ended June 30, 2007 compared to a net loss of $2,688,609 for the three months ended June 30, 2006, an decrease of $2,417,005. The net loss for the three months ended June 30, 2007 was primarily the result of an increase in general and administrative expense levels offset by a reduction in the fair value of the derivative and warrant liabilities from the second quarter of 2006 of $667,471. Our net loss for the period from March 4, 2005 (inception) through June 30, 2007 was $6,638,982.

Results of Operations for the Six Months Ended June 30, 2007 (as restated, see Note 13) Compared to the Six Months Ended June 30, 2006 (unaudited).

	Six Months Ended June 30, 2007 (As Restated, see Note 13)	Six Months Ended June 30, 2006

Revenues	$122,410	$72,537
Cost of revenue	62,801	31,443
Gross profit	59,609	41,094
General and administrative expenses	1,547,876	769,320
Loss from operations	(1,488,267)	(728,226)
Other income (expense), net	(174,069)	(2,358,089)
Net income (loss)	$(1,662,336)	$(3,086,315)

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

General and administrative expenses

We incurred general and administrative expenses of $1,547,876 for the six months ended June 30, 2007 compared to general administrative expenses of $769,320 for the six months ended June 30, 2006, which was an increase of $778,556. The major expense categories for six months ended June 30, 2007 and 2006 were as follows:

	6 Months Ended June 30, 2007	6 Months Ended June 30, 2006

Professional fees	$387,920	$248,849
Payroll expenses	302,421	254,617
Warrant expense	--	27,788
Rent	25,113	26,752
Management fees	465,000	-
Contract labor	-	36,242
Advertising and Promotions	90,750	-

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

Other Income (Expense), Net (as restated - see Note 13)

Our total other expense of $174,069 for the six months ended June 30, 2007 compared to our total other expense of $2,358,089 for the six months ended June 30, 2006, which was a decrease of $2,184,020. This decrease was primarily the result of the decrease in the fair value of the derivative and warrant liabilities that were caused by the our decreased stock price in the second quarter of 2007, which made conversion of the debentures and exercise of the warrants less expensive. There was no such increase in 2006 as the terms of the debentures were finalized in the second quarter 2006, and the initial value of the derivatives was included in interest expense for the six months ended June 30, 2006. Our total other expense for the period from March 4, 2005 (inception) through June 30, 2007 were $2,560,373.

Net loss (as restated - see Note 13)

We had a net loss of $1,662,336 the six months ended June 30, 2007 compared to a net loss of $3,086,315 for the six months ended June 30, 2006, a decrease of $1,423,979. The net loss for the six months ended June 30, 2007 was primarily the result of an increase in general and administrative expense levels combined with an increase in the fair value of derivatives and warrant liabilities of $149,174. Our net loss for the period from March 4, 2005 (inception) through June 30, 2007 was $6,638,982.

Liquidity and Capital Resources.

Introduction

As of June 30, 2007, we had total current assets of $2,053,675 and total current liabilities of $1,555,629, resulting in a working capital of $498.046. As of June 30, 2007, our assets consisted primarily of accounts receivable ($100,854), inventory ($90,885) and cash and cash equivalents ($1,838,440). During the period from March 4, 2005 (inception) through June 30, 2007, we incurred a net loss of $6,638,982 (as restated - see Note 13), and incurred a net loss of $271,604 for the three months ended June 30, 2007. We had an accumulated deficit of $6,638,982 (as restated - see Note 13) as of June 30, 2007.

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

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities was $1,187,275 for the six months ended June 30, 2007 and $141,846 for the six months ended June 30, 2006, an increase of $1,045,429. The principal components of the increase net cash used in operations for the six months ended June 30, 2007 was: (a) a net loss of $1,662,336 (as restated - see Note 13), offset by the change in fair value of derivative and warrant liabilities of $149,174 (as restated - see Note 13); (b) stock issued for services in the amount of $697,632; (c) amortization of the discount on convertible debt of $45,702; (d) an increase in accounts payable and accrued liabilities of $390,910; and (e) an increase in payroll taxes payable of $23,582. Our net cash used in operating activities was $1,968,251 for the period from March 4, 2005 (inception) through June 30, 2007.

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

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of Emerging Issues Task Force (“EITF”) Issue No. 96-18, Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services and EITF Issue No. 00-18, Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees. The measurement date for the fair value of the equity instruments issued is determined at the earlier of (i) the date at which a commitment for performance by the consultant or vendor is reached or (ii) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance to EITF 00-18, an asset acquired in exchange for the issuance of fully vested, nonforfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes.

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

ITEM 3 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission’s rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

4. Subsequent to filing our Quarterly Report on Form 10-QSB for the period ended June 30, 2007, we realized that we did not take into account the warrants that were issued related to the sale of our stock in the determination of the change in warrant and derivative liability account balances. Our management evaluated the impact of our failure to correctly calculate the change in the warrant and derivative accounts and has concluded that the control deficiency that resulted represented a material weakness.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

For the six months ended June 30, 2007, we sold 51 units (30 units @ 12,500,000 shares per unit and 21 units @ 5,000,000 shares per unit) for a total of 480,000,000 shares of common stock. Included with the 51 units sold were warrants to purchase shares of common stock (30 units included 3,125,000 warrants/unit and 21 units included 1,250,000 warrants/unit). The total warrants issued for the six months ended June 30, 2007, were 120,000,000 exercisable for a period of three years at $0.02 per share. These 51 units were sold to 29 investors and the total consideration for these shares was $3,525,000.

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

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Am, Inc.

Dated: October 19, 2007	By:	/s/ Robert A. Hovee
Robert A. Hovee Its: Chief Executive Officer, and Director