Form 10QSB
period 2007-09-30
WORLD AM, INC.
filed 2007-11-16
CIK 1107522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-QSB

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from _______________ to _______________.

Commission file number 0-30639

World Am, Inc.
(Exact Name of Company as Specified in its Charter)

Nevada	90-0142757
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

4340 Von Karman Avenue Suite 200 Newport Beach, CA	92660
(Address of principal executive offices)	(Zip Code)

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
Yes  ☐  No  ☐.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of October 31, 2007, there were 975,504,371 shares of common stock, par value $0.0001, issued and outstanding.

Transitional Small Business Disclosure Format
(check one):

Yes  ☐  No  ☒

WORLD AM, INC.

PART I-FINANCIAL INFORMATION

This Quarterly Report includes forward-looking statements within the meaning of the meaning of Rule 175 under the Securities Act of 1933 and Rule 3b-6 under the Securities Exchange Act of 1934, and are subject to the safe harbor created by those rules. All statements, other than statements of fact, included in this Quarterly Report, including, without limitation, statements regarding our potential future plans and objectives, are forward-looking statements that involve risks and uncertainties. There can be no assurance that such statements will prove to be accurate and actual results and future events could differ materially from those anticipated in such statements. Technical complications that may arise could prevent the prompt implementation of any strategically significant plan(s) outlined above. We caution that these forward looking statements are further qualified by other factors including, but not limited to those, set forth in the World Am, Inc. Form 10-KSB filing and other filings with the United States Securities and Exchange Commission (available at www.sec.gov). We undertake no obligation to publicly update or revise any statements in this Quarterly Report, whether as a result of new information, future events or otherwise.

ITEM 1 Financial Statements (unaudited)

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2007
(Unaudited)

ASSETS

Current assets
Cash and cash equivalents	$1,079,709
Accounts receivable, net	124,727
Inventories	35,486
Prepaid expenses and other current assets	12,541
Total current assets	1,252,463

Fixed assets, net	70,708
Intangible assets	179,323
Refundable deposits	3,820

Total assets	$1,506,314

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued liabilities	$744,259
Due to related parties	70,250
Due to stockholders	325,009
Payroll taxes payable	259,392
Deferred revenue	34,208
Notes payable- short-term	1,119
Convertible debentures and accrued interest payable, net of unamortized debt discount of $141,907	132,067
Total current liabilities	1,566,304

Notes Payable – long-term	2,656
Derivatives and warrant liabilities	2,337,324

Total liabilities	3,906,284

Commitments and contingencies	—
Stockholders’ deficit
Class A preferred stock; $0.0001 par value; liquidation preference of $1,700 per share; 40,000,000 shares authorized, 1,369 shares issued and no shares outstanding as of September 30, 2007	—
Class B preferred stock; $0.0001 par value; liquidation preference of $145,455 per share; 40,000,000 shares authorized, 55 shares issued and outstanding as of September 30, 2007	—
Common stock; $0.0001 par value; 1,500,000,000 shares authorized, 962,402,813 shares issued and outstanding as of September 30, 2007	96,240

Additional paid-in capital	4,017,190
Deficit accumulated during the development stage	(6,513,400)
Total stockholders’ deficit	(2,399,970)

Total liabilities and stockholders’ deficit	$1,506,314

The accompanying notes are an integral part of these condensed consolidated financial statements

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	Period From March 4, 2005 (Inception) Through September 30, 2007

Revenues	$376,884	$135,469	$499,294	$208,006	$957,542
Cost of revenues	225,899	77,841	288,700	109,284	487,312
Gross profit	150,985	57,628	210,594	98,722	470,230

General and administrative expenses	1,076,797	341,782	2,624,673	1,111,102	5,474,651
Loss from operations	(925,812)	(284,154)	(2,414,079)	(1,012,380)	(5,004,421)
Other income (expense):
Miscellaneous income (expense)	--	222	1,600	625	(13,897)
Interest income	4,934	--	34,930	--	34,930
Settlement gain	--	--	--	--	116,000
Interest expense	(24,925)	(336,401)	(81,416)	(2,694,893)	(3,232,016)
Change in fair value of derivative and warrant liabilities	1,071,385	1,091,042	922,211	1,091,042	1,586,004
Total other income (expense)	1,051,394	754,863	877,325	(1,603,226)	(1,508,979)

Income (Loss) before provision for income taxes	125,582	470,709	(1,536,754)	(2,615,606)	(6,513,400)
Provision for income taxes	--	--	--	--	--
Net income (loss)	$125,582	$470,709	$(1,536,754)	$(2,615,606)	$(6,513,400)

Basic income (loss) per common share	$0.00	$0.00	$(0.00)	$(0.02)
Basic weighted average common shares outstanding	938,319,363	203,794,870	692,341,330	164,070,884
Diluted income (loss) per common share	$0.00	$0.00	$0.00	$(0.02)

Diluted weighted average common shares outstanding	2,796,184,649	1,936,974,396	692,341,330	164,070,884

The accompanying notes are an integral part of these condensed consolidated financial statements

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2007

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
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2007
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
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2007
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
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2007
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
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2007
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

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in October 2006 to employees, weighted average $0.0048 per share	—	—	—	—	3,603,301	360	16,781	—	—	17,141

Common stock issued in November 2006 for services, weighted average $0.0043 per share	—	—	—	—	3,136,905	314	13,036	—	—	13,350

Common stock issued in November 2006 to employees, weighted average $0.0041 per share	—	—-	—	—	4,403,822	440	17,682	—	—	18,122

Common stock issued in December 2006 for services, weighted average $0.0041 per share	—	—	—	—	2,317,074	232	9,268	—	—	9,500

Common stock issued in December 2006 to employees, weighted average $0.0040 per share	—	—	—	—	4,054,356	406	15,813	—	—	16,219

Common stock issued in December for cash, weighted average $0.005 per share	—	—	—	—	65,000,000	6,500	307,850	—	—	314,350

Options vesting during the year	—	—	—	—	—	—	3,168	—	—	3,168

Net loss	—	—	—	—	—	—	—	—	(4,376,139)	(4,376,139)
Balance, December 31, 2006	1,369	—	55	—	330,037,091	33,004	630,214	—	(4,976,646)	(4,313,428)

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in January 2007 for services, weighted average $0.0049 per share (unaudited)	—	—	—	—	17,220,298	1,722	83,726	—	—	85,448

Common stock issued in January 2007 to employees, weighted average $0.0047 per share (unaudited)	—	—	—	—	3,483,197	348	16,182	—	—	16,530

Common stock issued in January 2007 for cash, weighted average $0.005 per share (unaudited)	—	—	—	—	90,000,000	9,000	441,000	—	—	450,000

Common stock issued in February 2007 for services, weighted average $0.0070 per share (unaudited)	—	—	—	—	15,404,838	1,540	111,235	—	—	112,775

Common stock issued in February 2007 for cash, weighted average $0.005 per share (unaudited)	—	—	—	—	15,000,000	1,500	73,500	—	—	75,000

Common stock issued in February 2007 to employees, weighted average $0.0073 per share (unaudited)	—	—	—	—	3,030,387	303	22,825	—	—	23,128

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in March 2007 to employees, weighted average $0.008 per share (unaudited)	—	—	—	—	2,100,226	210	16,592	—	—	16,802

Common stock issued in March 2007 for services, weighted average $0.008 per share (unaudited)	—	—	—	—	5,223,470	522	30,845	—	—	31,367

Cancellation of common stock issued to a consultant in 2006 (unaudited)	—	—	—	—	(4,103,136)	(410)	(20,590)	—	—	(21,000)

Common stock issued in April 2007 to employees, weighted average $0.006 per share (unaudited)	—	—	—	—	10,257,977	1,026	65,423	—	—	66,449

Common stock issued in April 2007 for services, weighted average $0.006 per share (unaudited)	—	—	—	—	25,646,430	2,565	154,435	—	—	157,000

Common stock issued in April 2007 for cash, weighted average $0.008 per share (unaudited)	—	—	—	—	131,250,000	13,125	1,036,875	—	—	1,050,000

Common stock issued in May 2007 to employees, weighted average $0.005 per share (unaudited)	—	—	-	—	1,461,038	146	7,890	—	—	8,036

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in May 2007 for services, weighted average $0.006 per share (unaudited)	—	—	—	—	3,075,417	308	17,835	—	—	18,142

Common stock issued in May 2007 for cash, weighted average $0.008 per share (unaudited)	—	—	—	—	243,750,000	24,375	1,925,625	—	—	1,950,000

Common stock issued in June 2007 to employees, weighted average $0.006 per share (unaudited)	—	—	—	—	2,749,051	275	15,796	—	—	16,071

Common stock issued in June 2007 for services, weighted average $0.006 per share (unaudited)	—	—	—	—	27,650,194	2,765	164,998	—	—	167,763

Cancellation of common stock issued to an employee in 2005 (unaudited)	—	—	—	—	(100,000)	(10)	(870)	—	—	(880)

Common stock issued in July 2007 to employees, weighted average $0.005 per share (unaudited)	—	—	—	—	3,908,833	391	18,669	—	—	19,060

Common stock issued in July 2007 for services, weighted average $0.005 per share (unaudited)	—	—	—	—	4,624,430	462	22,660	—	—	23,122

Initial fair value of warrants reclassified to derivatives and warrant liabilities	—	—	—	—	—	—	(607,875)	—	—	(607,875)

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH SEPTEMBER 30, 2007
(continued)

	Class A Preferred Stock			Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares		Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued in August 2007 to employees, weighted average $0.004 per share (unaudited)	—		—	—	—	3,831,679	383	15,845	—	- -	16,228

Common stock issued in August 2007 for services, weighted average $0.004 per share (unaudited)	—		—	—	—	5,438,475	544	23,639	—	—	24,183

Common stock issued in September 2007 to employees, weighted average $0.003 per share (unaudited)	—		—	—	—	5,364,392	536	16,254	—	—	16,790

Common stock issued in September 2007 for services, weighted average $0.003 per share (unaudited)	—		—	—	—	11,357,147	1,136	36,614	—	—	37,750

Conversion of debenture to common stock issued in September 2007, at the calculated conversion price of $.00022 per share (unaudited)	—		—	—	—	4,741,379	474	549	—	—	1,023

Stock issuance costs (unaudited)	—		—	—	—	—	—	(324,750)	—	—	(324,750)
Options vesting during the period (unaudited)	—		—	—	—	—	—	22,049	—	—	22,049
Net loss (unaudited)	—		—	—	—	—	—	—	—	(1,536,754)	(1,536,754)

Balance, September 30, 2007 (unaudited)	1,369	(1)	$—	55	$—	962,402,813	$96,240	$4,017,190	$—	$(6,513,400)	$(2,399,970)

(1)
In January 2006, the Company made the determination to cancel the 1,369 shares of Class A preferred stock based on non-performance under a related loan agreement. Therefore, the Company considers these shares to be issued, since they have not actually been cancelled yet, but not outstanding.

The accompanying notes are an integral part of these condensed consolidated financial statements

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006	From March 4, 2005 (Inception) Through September 30, 2007

Cash flows from operating activities:

Net loss	$(1,536,754)	$(2,615,606)	$(6,513,400)

Adjustments to reconcile net loss to net cash used in operating activities:
Initial fair value of derivative and warrant liabilities	—	2,635,118	3,040,453
Change in fair value of derivative and warrant liabilities	(922,210)	(1,091,042)	(1,586,003)
Depreciation	9,730	1,903	14,360
Stock issued for services	834,766	696,425	2,125,959
Stock issued in payment of debt	1,023	—	1,023
Loss on reclassification of capital lease asset	—	—	2,388
Options vesting during the period	22,049	4,320	25,217
Settlement gain	—	—	(116,000)
Net change in accrued interest added to principal balance	(9,710)	7,808	235
Amortization of discount on convertible debt	68,807	32,896	133,093

Changes in operating assets and liabilities:
Accounts receivable	(106,253)	(41,258)	(76,611)
Inventories	44,315	(12,067)	(24,402)
Prepaid expenses and other current assets	(7,181)	(2,704)	(12,541)
Refundable deposits	—	—	6,430
Accounts payable and accrued expenses	(288,159)	213,405	564,726
Payroll taxes payable	(68,678)	69,526	74,873
Due to related party	68,784	—	68,784
Deferred revenue	(27,139)	61,347	34,208

Net cash used in operating activities	(1,916,610)	(39,929)	(2,237,208)

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30 2006	From March 4, 2005 (Inception) Through September30, 2007

Cash flows from investing activities:
Cash acquired in reverse merger	—	—	935
Purchase of fixed assets	(75,949)	(651)	(77,358)
Purchase of intangible assets	(154,323)	—	(179,323)
Net cash used in investing activities	(230,272)	(651)	(255,746)

Cash flows from financing activities:
Net change in due to related parties	—	(209,471)	(117,378)
Proceeds from exercise of warrants	—	27,788	27,788
Proceeds from issuance of convertible debenture	—	275,000	275,000
Proceeds from sale of preferred stock	—	—	10,000
Principal payments on convertible note payable	—	—	(30,000)
Repurchase of common stock	—	(47,766)	—
Net proceeds from sale of common stock	3,200,250	—	3,518,640
Proceeds from loans	3,970	—	3,970
Principal payments on note payable	(99,637)	—	(115,357)
Net cash provided by financing activities	3,104,583	45,551	3,572,663

Net change in cash	957,701	4,971	1,079,709

Cash, beginning of period	122,008	10,403	—

Cash, end of period	$1,079,709	$15,374	$1,079,709

WORLD AM, INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Nine Months Ended September 30, 2007	Nine Months Ended September 30 2007	From March 4, 2005 (Inception) Through September 30, 2007

Supplemental disclosure of cash flow information:
Cash paid for income taxes	$800	$—	$800

Cash paid for interest	$18,230	$412	$23,925

Schedule of non-cash operating, investing and financing activities:
Acquisition of Senz-It, Inc. patent, licenses and options	$—	$—	$1,063,992

Acquisition of other assets and liabilities in reverse merger	$—	$—	$(995,956)

Issuance of 55 shares of Class B preferred stock	$—	$—	$—

Issuance of warrants for purchase of 18,000,000 shares of common stock	$—	$—	$—

Reclassification of capital lease	$—	$—	$(8,175)

Removal of fixed asset due to reclassification of capital lease	$—	$—	10,563

Discount on convertible debt	$—	$—	$275,000

Initial fair value of warrants reclassified to derivative and warrant liabilities	$—	$—	$607,875

Stock issued in payment of debt	$1,023	$—	$1,023

The accompanying notes are an integral part of these condensed consolidated financial statements.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization.

World Am, Inc. (“World Am” or “Company”) was incorporated in Florida in 1994. In 2002, World Am changed its domicile from Florida to Nevada. The Company currently has three wholly-owned subsidiaries: Technology Development International, Inc. (“TDI”), Isotec, Inc. (“Isotec”) and Senz-It, Inc. (“Senz-It”).

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

Acquisition of Senz-It, Inc. and Reverse Acquisition Accounting.

On August 31, 2005, the Company consummated an agreement to acquire 100% of the issued and outstanding capital stock of Senz-It, Inc. In exchange, the Company issued a warrant to purchase 18,000,000 shares of its common stock and 55 shares of its Series B convertible preferred stock to SUTI Holdings LP (“SUTI”), the owner of Senz-It at the time. The exercise price of the common shares under these warrants is $0.001 per share. The warrants vested immediately and expire in August 2010. Each share of Class B preferred stock is convertible into 1% of the outstanding common shares of the Company at the time of conversion, including the common stock equivalents of all unexercised warrants, options and convertible securities, or a minimum of 7,272,728 shares of common stock. The holders of the Series B preferred stock are entitled to the number of votes the holder would be entitled to had they converted the shares of Series B preferred stock at the time of the vote. In addition, SUTI has selected three directors to sit on the Company’s board of directors, constituting a majority of the board.

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
September 30, 2007
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

On March 7, 2006, SUTI Holdings, LP, the former stockholder of Senz-It, assigned the warrant to Select University Technologies, Inc., which then exercised the warrant in a cashless transaction that resulted in the issuance of 17,880,000 restricted shares of common stock (the balance of 120,000 shares was withheld in the cashless exercise of the warrant).

Basis of Presentation.

The unaudited interim condensed consolidated financial statements present the condensed consolidated balance sheet of the Company and its subsidiaries at September 30, 2007, its condensed consolidated statements of operations for the three and nine months ended September 30, 2007 and 2006 and for the period from March 4, 2005 (inception) through September 30, 2007, its condensed consolidated statements of stockholders’ deficit for the period from March 4, 2005 (inception) through September 30, 2007, and its condensed consolidated statements of cash flows for the nine months ended September 30, 2007 and 2006 and for the period from March 4, 2005 (inception) through September 30, 2007. All intercompany transactions and balances have been eliminated in consolidation.

The interim condensed financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of September 30, 2007 and the results of operations and cash flows for the three and nine months ended September 30, 2007 have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued))

Going Concern.

The Company’s net losses and accumulated deficit were $6,513,400 for the period from March 4, 2005 (inception) through September 30, 2007. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might experience will depend upon many factors, including factors our of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.

From October 2006 through September 2007, the Company has raised approximately $3.8 million through private offerings of its common stock. Despite the Company’s success in the offerings, there is no assurance that the Company will be able to continue to obtain debt or equity financing on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying unaudited condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Concentration of Credit Risk.

Cash.

The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At September 30, 2007, the Company had approximately $1,080,000 cash, which is in excess of the insured limit. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

Customers.

One customer accounted for approximately 81% of revenue for the three months ended September 30, 2007 and two customers accounted for 89% of revenue for the nine months ended September 30, 2007. As of September 30, 2007, two customers owed $123,462. Two customers accounted for 97% of revenue for the three months ended September 30, 2006 and two customers accounted for 84% of revenue for the nine months ended September 30, 2006. As of September 30, 2006, two customers owed $65,069.

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
September 30, 2007
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Intangible Assets.

Intangible assets consist of a license to use the technology developed by the State University of New York at Buffalo (“SUNY”) (see Notes 3, 9 and 11) and are stated at cost. Upon commencement of sales of the product, these amounts will be amortized over the shorter of the expected life of the product or the remaining term of the license agreement.

Long-Lived Assets.

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2007, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

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

Derivative Financial Instruments.

In the case of non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company’s derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. (see Note 6). These embedded instruments related to the Debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income. During the year ended December 31, 2006, the Company recorded the initial fair value of the conversion feature of $1,151,759 of which $876,759 was recorded as interest expense in the consolidated statement of operations and $275,000 was recorded as a discount on the debt and is being amortized to interest expense over the life of the debt. The Company also recorded the initial fair value of the attached warrants of $2,075,694 as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2006. The initial fair value of the conversion-related derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend-yield of 0%, annual volatility of 127% and risk-free interest rate of 4.70% – 4.74%. At September 30, 2007, the fair value of the Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. conversion feature and the warrants amounted to $1,972,252. The 2007 decrease in the fair value of the Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. conversion features warrants of $593,408 is included as other income (expense) in the accompanying consolidated financial statements.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 30, 2007, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 134.2% – 149.7%, dilution-adjusted stock price of $0.00143 - $0.00825, and risk free interest rate of 3.96% - 4.13%. The derivatives are classified as long-term liabilities in the accompanying consolidated balance sheet.

In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting date. Non-employee stock options and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, volatility of 138% and risk free interest rate of 4.54%. The initial fair value assigned to the non-employee options and warrants prior to fiscal 2007 was $124,000, which was recorded as interest expense. At December 31, 2006, the fair value of the non-employee warrant was $86,000. During 2007, the Company reclassified additional derivative liability of $607,875 (as restated) from additional paid-in-capital for warrants granted primarily in connection with equity offerings (see Notes 9 and 13). At September 30, 2007, the fair value of the non-employee warrants was $365,072. The decrease in the fair value of non-employee stock options and warrants in the amount of $328,803 since December 31, 2006 (as restated) is included in other income (expense) in the accompanying condensed consolidated statement of operations.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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
September 30, 2007
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits during the three and nine months ended September 30, 2007 and 2006.

Net Loss Per Common Share.

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings per Share,” and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the nine months ended September 30, 2007 and September 30, 2006, basic and diluted earnings per share were the same. Had such shares been included in diluted earnings per share, they would have resulted in weighted-average common shares of 2,550,206,616 for the nine months ended September 30, 2007 and 829,588,434 for the nine months ended September 30, 2006.

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

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of September 30, 2007, the Company recorded deferred revenue of $34,208. This amount represents milestone payments and deposits on ordered products.

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
September 30, 2007
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

NOTE 3 – INTANGIBLE ASSETS

During the year ended December 31, 2006, Senz-It exercised its option to enter into an exclusive, royalty-bearing license with SUNY (see Note 11). This license is intended to cover patents developed by SUNY that will enable Senz-It to develop technology with an entirely new approach to sensing, process monitoring, homeland security and environmental scanning applications. Through September 30, 2007, the Company recorded a total of $179,323 of payments to SUNY ($25,000 license fee, $144,323 patent expense reimbursement and $10,000 patent maintenance fee).

NOTE 4 – DUE TO STOCKHOLDERS

Due to stockholders was $325,009 as of September 30, 2007. The balance consists of un-reimbursed expenses and accrued wages to various stockholders and employees, including $251,884 at September 30, 2007 that is owed to the Company’s former president and chief executive officer for accrued salary and reimbursement of expenses, $70,000 payable related to a finder’s fee and other services provided by a consultant and $3,125 is owed to a former stockholder for reimbursement of expenses. These amounts are non-interest bearing and are due on demand.

NOTE 5 – PAYROLL TAXES PAYABLE

As of September 30, 2007, payroll taxes payable consists of late payroll taxes and estimated accrued interest and penalties for payroll and stock option activity totaling $259,392. Settlement discussions are presently underway to resolve this matter.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 6 – WARRANTS AND CONVERTIBLE DEBENTURE

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

The initial fair value assigned to the conversion feature was $1,151,759, of which $275,000 was recorded as a discount on convertible debt and $876,759 was included in interest expense in the accompanying unaudited condensed consolidated statement of operations. The fair value of the conversion feature as of September 30, 2007 was $1,060,309 and is included in the long-term liabilities in the accompanying unaudited condensed consolidated balance sheet. The 2007 increase in the fair value of the conversion feature of $374,459 is included as other expense in the accompanying unaudited condensed consolidated statement of operations as of September 30, 2007. The discount on convertible debt is amortized to interest expense over the life of the Debenture. Amortization expense charged to operations during the three and nine months ended September 30, 2007, was $23,105 and $68,807 respectively. Interest accrued on the Debenture and added to the principal balance was $1,542 for the three months ended September 30, 2007 and $7,369 for the nine months ended June 30, 2007. Payments totaling $4,744 were made in the second quarter 2007. During the three months ended September 30, 2007, 4,741,379 shares of common stock were issued, at a value of $1,023, in connection with the conversion of a portion of the debenture at the calculated conversion price of $0.00022, as defined above. The balance on the Debenture, including accrued interest payable (net of unamortized discount of $141,907) was $132,067 at September 30, 2007.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 6 – WARRANTS AND CONVERTIBLE DEBENTURE (continued)

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

In conjunction with the Debenture, the Company issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase 5,000,000 shares of common stock of the Company, exercisable at $1.00 per share. The Company also issued to La Jolla Cove a warrant, dated June 29, 2006, to purchase up to that number of shares of common stock equal to $2,750,000 divided by 120% of the average of the closing prices of the common stock for the 20 trading days prior to June 19, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to June 19, 2006. At September 30, 2007, the number of common stock shares that the $2,750,000 warrant could be converted into was 266,472,868. The accounting treatment of the derivatives and warrants require that the Company record warrants at their fair values as of the inception date of the agreement, which totaled $2,057,694, which was charged to interest expense. At September 30, 2007, the fair value was $1,060,309. The 2007 decrease in the fair value of the warrants of $374,459 is included as a component of other expense in the accompanying condensed consolidated statement of operations.

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
September 30, 2007
(Unaudited)

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

NOTE 7 – NOTES PAYABLE

The Company had a total of $3,775 in notes payable (short-term and long-term) at September 30, 2007.

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

In April 2005, the Company issued a $30,000 note to an individual. The note is due on demand, is secured by stock and bears interest at the rate of 8% per annum. On August 8, 2007, the amount owed under the note was paid in full. During 2007, payments in cash ($31,524) and common stock (500,000 shares of stock valued at $3,300) totaling $34,823 were made.

During May 2007, Senz-It entered into a thirty-six (36) month lending agreement, totaling $3,971, for the purpose of acquiring computer equipment. Under the terms of the agreement, the annual interest rate is 19.49% and the monthly payment including interest is $146. Total principal and interest payments made in the third quarter was $345. At September 30, 2007, the loan balance is $3,775. $1,119 is shown as short-term and $2,656 is shown as long-term in the September 30, 2007 financial statements.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 8 – STOCK COMPENSATION PLANS

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

2006 Employee Stock Incentive Plan.

The World Am, Inc. Amended and Restated Employee Stock Incentive Plan (“ESIP Plan”), dated February 7, 2006, is intended to allow designated officers and employees, and certain non-employees of the Company, to receive options to purchase common stock, and to receive common stock grants subject to certain restrictions. The purpose of this plan is to provide employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees of exceptional ability. The purchase price of shares under the plan is $0.015 per share. The option period begins on the date of grant and will not exceed ten years. On May 7, 2007, the Company registered an additional 250,000,000 shares of common stock with the Securities and

Exchange Commission in a Form S-8 POS (Amendment #10). The maximum number of shares of stock that may be issued under the amended ESIP Plan was 485,000,000, as of September 30, 2007.

As of December 31, 2006, 9,004,141 shares of common stock remained to be issued under the ESIP Plan. During the nine months ended September 30, 2007: (a) 4,203,136 shares, issued in 2006 and 2005, were returned and subsequently cancelled and made available for re-issuance; (b) 29,906,923 shares previously issued to an escrow account but not outstanding were cancelled and made available for re-issuance; (c) a total of 146,645,772 shares of common stock were awarded and (d) 250,000,000 shares were added to the plan in May 2007. This left a balance of 146,368,428 shares of common stock remaining to be issued under the ESIP Plan as of September 30, 2007. The monthly vested stock options issued to the distributor (see Note 11), 4.8 million shares at September 30, 2007, will come from this plan when the stock options are exercised.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 8 – STOCK COMPENSATION PLANS (continued)

2005 Non-Employee Directors and Consultants Retainer Stock Plan.

The World Am, Inc. Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (“Non-Employee Plan”), dated December 22, 2005, is intended to enable the Company to promote the interests of the Company by attracting and retaining consultants and)independent contractors for the Company capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, and allow the Company to pay their retainer or fees in the form of shares of common stock or stock options. The maximum number of shares of stock that may be issued under this plan is 291,000,000.

As of December 31, 2006, 12,084,363 shares of common stock remained to be issued under the Non-Employee Plan. During the nine months ended September 30, 2007, 9,923,086 shares of common stock were issued out of the Non-Employee Plan, leaving a balance of 2,161,277 shares to be issued from this plan.

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

If the employee has been employed (or in the case of an independent director, been in such a position) for a period of one year from the date of the option, then the employee has the right to purchase (vests in) 1/4 of the total number of shares covered by the option, and thereafter 1/48th of the total number of shares covered by the option at the end of each full calendar month. If the employee leaves the Company prior to the expiration of the one-year period, then the employee does not have the right to purchase any shares under the option. The option remains valid only while the employee remains with the Company. Upon a termination of his or her relationship with the Company, the employee has a period of 90 calendar days thereafter to purchase the amount of shares that are vested to date or they are forfeited. As of September 30, 2007, none of the options have vested.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 8 – STOCK COMPENSATION PLANS (continued)

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

	2007	2006
Risk-free interest rate	3.97%- 4.48%	5.10%
Expected life of the options	3-6 years	5 years
Expected volatility	127- 140.8%	139%
Expected dividend yield	0%	0%

The following is a summary of all stock option activity as of September 30, 2007 and changes during the nine months then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value

Options outstanding at January 1, 2007	16,768,023	$0.013		$--
Granted	49,300,000	$0.006		$--
Expired/forfeited	--	--
Exercised	--	--

Options outstanding at September 30, 2007	66,068,023	$0.008	7.08	$--

Options exercisable at September 30, 2007	21,550,023	$0.013	2.54	$--

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 8 – STOCK COMPENSATION PLANS (continued)

The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values, based on the Company’s closing stock price of $0.0031 as of September 30, 2007, which would have been paid by the optionees had all of them exercised their options as of that date.

Stock-based compensation expense for the three and nine months ended September 30, 2007 was $7,096 and $22,049, respectively. These amounts were included in general and administrative expenses in the accompanying consolidated statements of operations.

A summary of the activity of the Company’s non-vested options (included in the chart above):

	September 30, 2007
	Weighted-Average
	Shares	Grant-Date Fair Value	Remaining Months to Vest	Remaining Unrecognized Compensation Cost
Non-vested outstanding at January 1, 2007	72,000	$0.016	12	$1,152
Granted	49,300,000	$0.003	36 - 60	148,548
Vested	(4,854,000)	$0.016		(15,913)
Forfeited	--	--		--
Non-vested outstanding at September 30, 2007	44,518,000	$0.003	51	$132,635

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
September 30, 2007
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

On October 11, 2006, the Company commenced a private offering of up to thirty-four units at a price of $25,000 per unit. Each unit consist of 5,000,000 shares of common stock and a warrant that entitled the holder the right and privilege to purchase 1,250,000 shares of the Company’s common stock at any time up to three years after the issuance of the warrant for a price of $0.02 per share. As of December 31, 2006, thirteen units (65,000,000 shares of common stock) and warrants representing 16,250,000 shares of common stock, were sold for a total consideration of $314,300, net of issuance costs. For the six months ended June 30, 2007, an additional 51 units (30 units @ 12,500,000 shares per unit and 21 units @ 5,000,000 shares per unit) for a total of 480,000,000 shares of common stock and warrants representing 120,000,000 shares of common stock, were sold for a total consideration of $3,200,250, net of issuance costs. The fair value of the 136,250,000 warrants issued in connection with the private offering were reclassified to derivative and warrant liabilities at September 30, 2007. See Note 2.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 9- STOCKHOLDERS’ DEFICIT (continued)

Breakdown of shares of common stock issued for the nine months ended September 30, 2007:

Shares issued under the Non-Employee Plan	9,923,086
Shares issued under the ESIP Plan	146,645,772
Private sale of stock	480,000,000
ESIP stock returned and cancelled	(4,203,136)
Total net shares issued	632,365,722

A summary of the warrant activity is as follows:

		Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Balance, January 1, 2007	58,328,948	$0.007	18 months
Warrants issued	120,000,000	$0.020	33 months
Warrants exercised	—	—	—
Balance, September 30, 2007	178,328,948	$0.016	29 months

NOTE 10 - RELATED PARTY TRANSACTIONS

G. Raymond Pironti, Jr.

(a) On February 4, 2005, the Company sold three units through a private offering to G. Raymond Pironti, Jr. Each unit included a warrant that entitled the holder to acquire a specific number of shares of the Company’s common stock. According to the provisions of the warrant, the holder has the right and privilege to purchase a number of fully paid and non-assessable shares of the Company’s common stock at any time through February 4, 2008. The number of shares is obtained by dividing the purchase price of three units by the lowest reported bid price of the Company’s common stock during the 365-day period following the commencement of the pricing period; this number was fixed at 22,500,000 shares on February 4, 2006 (15,000,000 shares plus 7,500,000 shares based on the 1 for 2 stock dividend on August 15, 2005). As of September 30, 2007, 18,078,948 shares of common stock remain exercisable at $0.0025 per share for a period of three years from the date of grant (February 4, 2005).

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
September 30, 2007
(Unaudited)

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

In connection with the factoring agreement, the Company issued to JJ Ellis a warrant to purchase $60,000 of the Company’s common stock. The calculation of the number of shares underlying this warrant is based on the lowest bid price recorded ($0.002) over a 365-day look back period or a 20% discount at time of execution, whichever is lower. Based on this calculation, the number of shares fixed for this warrant on April 25, 2006 was 24,000,000. This warrant is exercisable for a period of three years from grant (April 25, 2005) at the lower of $0.0025 per share or 80% of the closing price on the date of exercise (none of this warrant has been exercised at September 30, 2007).

David J. Barnes.

For the nine months ended September 30, 2007, the Company sold 51 units (30 units @ 12,500,000 WDAM shares per unit and 21 units @ 5,000,000 WDAM shares per unit) for a total of 480,000,000 shares of common stock.  Included with the 51 units sold were warrants to purchase shares of common stock (30 units included 3,125,000 warrants/unit and 21 units included 1,250,000 warrants/unit).  The total warrants issued for the nine months ended September 30, 2007, were 120,000,000.  Each warrant is exercisable for a period of three years at $.02 per share.  The total consideration for these shares was $3,525,000.

To date, commissions, in the amount of $324,750, have been paid in connection with these sales. The commissions paid in connection with these sales were paid to a related party, Mr. David Barnes, the Company’s former Chief Financial Officer and a Director.

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

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 10 - RELATED PARTY TRANSACTIONS (continued)

The management fee calls for a one-time payment of $100,000, payable in $50,000 of common stock and $50,000 of cash, at such time when the Company has the financial capability to pay in cash and an annual management fee of $930,000 payable in monthly installments of $77,500. Of the monthly management fee, $25,000 is payable in cash and the remainder is payable in common stock. For the three and nine months ended September 30, 2007, the Company recorded $232,500 and $697,500, respectively, in management fees. As of September 30, 2007, the amount owed to Select University Technologies, Inc. was $70,250, which consists of amounts due under the terms of the Venture Acceleration Agreement and amounts due for rent and reimbursement of operating expenses (see Note 11).

The performance fee is 6% of gross revenue for the first three years of the Venture Agreement. Thereafter, the performance fee is to be calculated at 15% of quarterly operating profit (as defined in the Agreement).

Office Space.

The Company shares office space with Select University Technologies, Inc. The Company is charged $800 per month, plus operating and administrative expenses. The total rent and operating expenses charged to the Company for the three and nine months ended September 30, 2007 was $2,472 and $7,312 respectively.

SUTI Holdings, LP.

On May 18, 2006, the Company’s subsidiary, Isotec, issued a demand promissory note in favor of the Company’s controlling stockholder, SUTI. Under the terms of the promissory note, the Company may borrow up to $100,000 to assist in the ongoing operations of the Company.

Principal and interest are due no later than 30 days following the commencement date of May 2006. The outstanding principal amount bears simple interest through the maturity date at the rate of 8% of the loan amount. After an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%. As of September 30, 2007, the Company did not owe any monies related to this note.

NOTE 11 - COMMITMENTS AND CONTINGENCIES

Litigation

(a)  On August 2, 2006, a complaint was filed in the District Court of Boulder County, Colorado: Karen Alexander v. World Am, Inc., Isotec, Inc., Robert A. Hovee, David J. Barnes, James R. Largent and Ken Jochim. The complaint principally alleges that World Am, Inc. breached an employment agreement with the plaintiff by not paying her certain amounts allegedly owing. The Company has retained counsel in the matter and responsive pleadings have been filed. Certain of the claims were dismissed recently by the court. There is currently pending a Motion for Summary Judgment as to the director defendants in this matter.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Management believes the Company has meritorious claims and defense to the plaintiff’s claims and ultimately will prevail on the merits. At a hearing on the Company’s Motion for Continuation of the trial heard on September 4, 2007, the court continued the trial until February 2008 and ordered additional material be provided to the Defendants immediately. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If unfavorable rulings were to occur, there could be a material adverse impact of on the Company’s financial condition, results of operations or liquidity.

(b)  On September 20, 2006, a complaint was filed in the District Court of Adams County, Colorado: James H. Alexander v. World Am, Inc. The complaint principally alleges that World Am breached an employment agreement with the plaintiff by not paying him certain amounts allegedly owing and seeks damages in the amount of $714,718. The matter should go to trial in early 2008.

This matter was recently moved to the United States District Court, District of Colorado. The Company then filed a counterclaim against Mr. Alexander seeking damages for breach of fiduciary duty and breach of the duty of loyalty to the Company in connection with the Share Exchange Agreement entered into between the Company and SUTI, dated June 10, 2005.

Management believes the Company has meritorious claims and defenses to the plaintiff’s claims and ultimately will prevail on the merits. However, there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there could be a material adverse on the Company’s financial condition, results of operations or liquidity.

(c)  On October 25, 2004, a complaint was filed in the United States District Court, District of Colorado: Mitchell Vince v. Isotec, Inc. and World Am, Inc. The complaint alleges that Isotec terminated Mr. Vince without cause prior to the expiration of the term of an alleged employment agreement. The complaint sought monetary damages of $240,000. This matter has been settled.

Under this settlement, Mr. Vince will be paid $6,000 per month in cash or shares of free trading common stock for a period of 20 months commencing December 31, 2006. The remaining balance on the settlement of $62,040 is included in accounts payable in the accompanying consolidated balance sheet as of September 30, 2007.

(d) On or about October 10, 2007, one of the Company’s former consultants filed a complaint against the Company alleging breach of contract, account stated and other common counts, and seeking to recover $30,108. The Company has commenced settlement discussions with the plaintiff.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

(e) On January 30, 2004, a complaint was filed in the District Court of Adams County, Colorado: Robert Hainey and Internet Marketing Solutions, Inc. v. World Am Communications, Inc. and Isotec, Inc. The complaint, which has causes of action for breach of contract and unjust enrichment, alleges that the defendants failed to pay the plaintiffs for certain consulting and public relations and related work, reimbursement of certain business expenses incurred on behalf of the defendants, and to repay a loan made by the plaintiffs to the defendants. The complaint sought total monetary damages of approximately $308,000.

On July 27, 2005, the matter was settled. Under the terms of this settlement, we were obligated to pay the sum of $116,000 over a period of four years in semi-annual installments, beginning on October 1, 2005. The plaintiffs were obligated to pay us the sum of $2,000 per installment payment to reimburse it for administrative costs in connection with the payment of such sum in the form of S-8 stock. Accordingly, we assumed a settlement liability of $116,000 on August 31, 2005, with $29,000 recorded as short-term or amounts due within one year and $87,000 recorded as long-term.

Management was previously advised by local legal counsel that the settlement was unenforceable in the State of Colorado because the action dismissed the plaintiff with prejudice, and cannot be presented in any other jurisdiction. In addition, this legal counsel advised that a new action cannot be refilled since the relevant statute of limitations on this matter has expired. Accordingly, we eliminated the settlement liability and recorded a settlement gain of $116,000 as of December 31, 2005.

The plaintiff subsequently filed a Motion to Reopen Case and Application for Entry of Judgment against World Am. On October 29, 2007, the District Court entered a judgment against us and found that we breached the previous settlement agreement by not paying any portion of the $116,000. The Court did not address the issue that the Plaintiff never paid the $2,000 per installment fee. On November 9, 2007, we filed a Motion for Reconsideration of Judgment Entered on October 29, 2007 requesting the judgment for $116,000 be withdrawn pending the Plaintiff’s request and payment of $2,000 for an installment; alternatively that said judgment be amended to $50,000 and no future installment need be made by the Company until a proper tender of $2,000 is made; or alternatively, for vacating said judgment pending a hearing to be set on notice by either party on Plaintiff’s motion. Management believes the Company has meritorious claims and defenses to the judgment and ultimately will prevail on the merits. The Company has not accrued for this judgment as of September 30, 2007. If the Motion for Reconsideration of Judgment entered on October 29, 2007 is not successful, there could a material adverse effect on the Company’s financial condition, results of operations, and liquidity

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases.

Isotec leases a 4,800 square foot facility in Westminster, Colorado with a monthly rent and common area expense of $4,061 through December 31, 2011. Rent and common area expense totaled $12,642 and $32,955 respectively for the three and nine months ended September 30, 2007. Rent and common area expense totaled $12,378 and $39,130 respectively for the three and nine months ended September 30, 2006.

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

On May 1, 2007, the Company entered into a distributor agreement for the purpose of appointing a distributor responsible for the worldwide, excluding Singapore, sales and marketing of the Senz-It product line for a period of forty-eight months unless sooner terminated as specified in the agreement. In addition the distributor provides sales and marketing consulting services for an initial term of twelve months. As payment for these consulting fees, the Company agreed to the following compensation arrangement: (a) 10,000,000 million World Am shares (50% of the shares in the form of S-8 shares and 50% of the shares were in the form of Rule 144 shares) were issued totaling $60,000 ($0.006 on date issued), and (b) World Am stock options, fully vested, issued monthly in the amount of 1,200,000 at an exercise price of $0.02 per share. The stock option shares remain exercisable for a period of thirty-six months from the date of issuance. No additional compensation or expense reimbursement shall be made to distributor for their efforts in this matter. As of September 30, 2007, a total of 4,800,000 fully vested options had been issued. (See Note 8).

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 11 - COMMITMENTS AND CONTINGENCIES (continued)

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

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2007
(Unaudited)

NOTE 12 - SUBSEQUENT EVENTS

Stock Issuances.

(1) On October 3, 2007, the Company issued 3,417,503 free trading shares of common stock as payment of compensation owed employees valued at $10,253 ($0.003 per share).

(2) On October 16, 2007, the Company issued 800,000 free trading shares of common stock as for services rendered by a consultant valued at $2,000 ($0.0025 per share).

(3) On October 17, 2007, the Company issued 5,600,000 free trading shares of common stock for services rendered by a consultant valued at $15,680 ($.0028 per share).

(4) On October 25, 2007, the Company issued 2,484,055 free trading shares of common stock as payment for compensation owed employees valued at $7,204 ($0.0029 per share).

(5) On October 25, 2007, the Company issued 800,000 free trading shares of common stock as services rendered by a consultant, valued at $2,320 ($0.0029 per share).

Contract Award

On October 31, 2007, Senz-It was notified that they had been awarded a United States Air Force development contract to prove the feasibility of Senz-It’s technology to detect and measure biological substances.

Warrant Exercise

The Company was notified that by La Jolla Cove Investors, Inc. of their intent to purchase 10,000 shares of common stock pursuant to the terms of the Warrant to Purchase Common Stock. The Company received $10,000 on October 29, 2007.

ITEM 2.  Management’s Discussion and Analysis or Plan of Operation

Our Management’s Discussion and Analysis may contain forward-looking information within the meaning of Rule 175 under the Securities Act of 1933 and Rule 3b-6 under the Securities Exchange Act of 1934, and are subject to the safe harbor created by those rules. All statements, other than statements of fact, included in this section, including, without limitation, statements regarding our potential future plans and objectives, are forward-looking statements that involve risks and uncertainties. There can be no assurance that such statements will prove to be accurate and actual results and future events could differ materially from those anticipated in such statements. Technical complications that may arise could prevent the prompt implementation of any strategically significant plan(s) outlined above. We caution that these forward looking statements are further qualified by other factors including, but not limited to those, set forth in the World Am, Inc. Form 10-KSB filing and other filings with the United States Securities and Exchange Commission (available at www.sec.gov). We undertake no obligation to publicly update or revise any statements in this section, whether as a result of new information, future events or otherwise.

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-QSB, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

All of our operations are conducted through our majority-owned subsidiary, Senz-It, Inc., and our wholly-owned subsidiary, Isotec, Inc.

Senz-It, Inc. (“Senz-It”)

Senz-It, Inc. intends to manufacture sensors in the field of rapid detection. Senz-It provides innovative advancements in the field of micro-sensors that have broad application in Homeland Security, Indoor Air Quality Monitoring, Food Processing and Water Quality. Senz-It’s products are being designed to identify patterns of molecules present in liquid, and gasses quicker and for significantly less cost than current modalities.

The technology is based on molecular imprinted xerogel (“MIX”) processes whereby fluorescent reporter molecules are affixed to each site-specific binding site for the target analyte. The advantages of MIX-based materials include: analyte detection specificity exceeding current laboratory-standard methods; robustness and stability under extreme chemical and physical conditions; and an ability to design recognition sites even for analytes that lack suitable bio-recognition elements.

The result is that Senz-It’s proposed products are intended to provide rapid, simultaneous and continuous onsite detection and measurement of biological and chemical substances in liquid, gaseous and solid media. The technology virtually eliminates false positives, is comparable to advanced laboratory test accuracy and precision, and detects in seconds, not hours or days.

Development efforts have relocated to a larger laboratory in the Newport Beach, California office complex and the technical staff continues to expand. Both the wet chemistry and analytical processes have been successfully transferred from SUNY Buffalo to the Senz-It California facilities. As part of this technology transfer, the capability to discriminate and quantify gas concentration in a multi-gas stream was demonstrated. Working breadboards of the sensor product have been developed.

Business development continues to focus on innovator and early adopter candidates within the food safety and security and Homeland security markets. Additional efforts are underway, targeting government contracts for both bio-terrorism and other related fields of interest.

Isotec, Inc. (“Isotec”)

Isotec develops, integrates and manufactures Automated Security Portal products, broadly categorized as Access Control, Weapons Control, or Materials Control Systems. These structures Protect, not just Detect, by rigorously controlling passage of people and materials into and out of a facility based on specific security rules, while reducing the need for security personnel. Applications of the technology have been delivered to the commercial, retail and government sectors. Isotec’s experience in this field allows it to provide high quality, code compliant, feature-rich application-optimized solutions at the lowest cost in the shortest timeframe.

Isotec has installed high security systems for the United States Department of Energy facilities such as Los Alamos Labs, Lawrence Livermore Labs, Sandia Labs, and military installations for the United States Air Force and Navy. Commercial installations include a growing number of commercial banking facilities, and various retail outlets such as jewelry stores.

The Company believes that its planned growth and profitability will depend in large part on the ability to promote its products, expand its relationship with current and new distributors, and gain new clients. Accordingly, the Company intends to focus its attention and investment of resources in marketing, strategic partnerships, and development of its client base. If the Company is not successful in promoting its products and expanding its client and distributor base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

The third quarter of 2007 has been very productive for Isotec. Due to strong shipments based on orders from prior quarters, Isotec is on track with the goals set at the beginning of the year. This revenue includes the successful completion of a major government installation of a highly customized portal system at the most secure facility in the country. In addition to the increased shipment activity, progress continues to be made in cultivation of our dealer channel. Our new quotation activity is the strongest it has ever been and has doubled compared with the level in the prior year, leading us to believe that 2008 will be a very strong year for the company.

Isotec will continue to extend its sales reach. Three additional domestic dealers were added in the quarter, increasing market presence in a number of previously uncovered areas of the US. Additionally, we completed a distribution agreement with a major security systems integrator in Australia, expanding coverage in that region. We expect to continue adding distribution domestically and internationally in the fourth quarter of 2007.

Results of Operations for the Three Months Ended September 30, 2007 (unaudited) Compared to the Three Months Ended September 30, 2006 (unaudited).

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006

Revenues	$376,884	$135,469
Cost of revenues	225,899	77,841
Gross profit	150,985	57,628
General and administrative expenses	1,076,797	341,782
Loss from operations	(925,812)	(284,154)
Other income, net	1,051,394	754,863
Net income	$125,582	$470,709

Revenues

Our revenues for the three months ended September 30, 2007 were $376,884, compared to revenues of $135,469 for the three months ended September 30, 2006, which was an increase of $241,415. The increase in revenue in the quarter ended September 30, 2007 was due to an increase in sales of Isotec’s security portals to financial institutions as well as government institutions. Of our $376,884 in revenues for the three months ended September 30, 2007, $306,520 is from sales of Isotec’s security portals to a government installation. This one customer accounted for 81% of our revenues for the three months ended September 30, 2007.

Cost of revenue

Our cost of revenues was $225,899 for the three months ended September 30, 2007 compared to our cost of revenues of $77,841 for the three months ended September 30, 2006, which was an increase of $148,058. Our increase in cost of revenues in the quarter ended September 30, 2007 was due to an increase in our production costs associated with the increased level of sales for the period. The gross profit percentage was 40% for the three months ended September 30, 2007, compared to 43% for the same period one year ago.

General and administrative expenses

We incurred general and administrative expenses of $1,076,797 for the three months ended September 30, 2007 compared to general administrative expenses of $341,782 for the three months ended September 30, 2006, which is an increase of $735,015. The major expense categories for the three months ended September 30, 2007 and 2006 were as follows:

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006

Professional fees	$367,371	$194,412
Payroll expenses	283,103	108,470
Rent	19,042	12,378
Management fees	232,500	-
Advertising and Promotions	76,200	-

Our increased expenses for the quarter ended September 30, 2007 compared to the quarter ended September 30, 2006 were a result of the management fees paid under the Venture Acceleration Agreement between Select University Technologies, Inc., the general partner of SUTI, coupled with an increase in professional fees, selling expenses, and payroll expenses. Our general and administrative expenses for the period from March 4, 2005 (inception) through September 30, 2007 was $5,474,651.

Other Income, Net

Our total other income of $1,051,394 for the three months ended September 30, 2007 compared to our total other income of $754,863 for the three months ended September 30, 2006, which was a increase of $296,531. The reason that we reported other income for the three months ended September 30, 2007 was the decrease in the fair value of the derivative and warrant liabilities that were caused by the our decreased stock price in the third quarter of 2007, which made conversion of the debentures and exercise of the warrants less expensive. There was also a decrease in the fair value of the derivative and warrant liabilities that were caused by the decreased stock price in the third quarter 2006, which made conversion of the debentures and exercise of warrants less expensive. Our total other expense for the period from March 4, 2005 (inception) through September 30, 2007 was $1,508,979.

Net income

We had a net income of $125,582 the three months ended September 30, 2007 compared to a net income of $470,709 for the three months ended September 30, 2006, a decrease of $345,127. The net income for the three months ended September 30, 2007 was primarily the result of an increase in general and administrative expense levels offset by an increase in other income when compared to the third quarter of 2006. Our net loss for the period from March 4, 2005 (inception) through September 30, 2007 was $6,513,400.

Results of Operations for the Nine Months Ended September 30, 2007 (unaudited) Compared to the Nine Months Ended September 30, 2006 (unaudited).

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Revenues	$499,294	$208,006
Cost of revenue	288,700	109,284
Gross profit	210,594	98,722
General and administrative expenses	2,624,673	1,111,102
Loss from operations	(2,414,079)	(1,012,380)
Other income (expense), net	877,325	(1,603,226)
Net income (loss)	$(1,536,754)	$(2,615,606)

Revenue

Our revenue for the nine months ended September 30, 2007 was $499,294, compared to revenues of $208,006 for the nine months ended September 30, 2006, which was an increase of $291,288. The increase in revenue for the nine months ended September 30, 2007 was due to the increase in sales of Isotec’s security portals to a government institution as well as a financial institution through a primary distributor. For the nine months ended September 30, 2007, 89% of our revenue came from these two customers. Our total revenues for the period from March 4, 2005 (inception) through September 30, 2007 was $957,542.

Cost of revenue

Our cost of revenues were $288,700 for the nine months ended September 30, 2007 compared to our cost of revenues of $109,284 for the nine months ended September 30, 2006, which was an increase of $179,416. Our increased cost of revenues for the nine months ended September 30, 2007 was due to the increase in production costs associated with the increased level of sales for the period. Our gross profit percentage was 42% for the nine-month period ended September 30, 2007, compared to 47% for the six months ended June 30, 2006. The decrease in the gross profit percentage is related to the lower profit margin contracts being awarded in the first nine months of 2007. Our cost of revenues for the period from March 4, 2005 (inception) through September 30, 2007 was $487,312.

General and administrative expenses

We incurred general and administrative expenses of $2,624,673 for the nine months ended September 30, 2007 compared to general administrative expenses of $1,111,102 for the nine months ended September 30, 2006, which was an increase of $1,513,571. The major expense categories for nine months ended September 30, 2007 and 2006 were as follows:

	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Professional fees	$755,291	$443,262
Payroll expenses	530,855	363,087
Warrant expense	—	27,788
Rent	44,155	39,131
Management fees	697,500	—
Contract labor	—	36,242
Advertising and Promotions	166,951	—

Our increased expenses for the nine months ended September 30, 2007 compared to the nine months ended September 30, 2006 were a result of the management fees paid under the Venture Acceleration Agreement between Select University Technologies, Inc., the general partner of SUTI, coupled with an increase in professional fees, selling expenses, and payroll expenses. Our general and administrative expenses for the period from March 4, 2005 (inception) through September 30, 2007 were $5,474,651.

Other Income (Expense), Net

Our total other income of $877,325 for the nine months ended September 30, 2007 compared to our total other expense of $1,603,226 for the nine months ended September 30, 2006, which was a decrease of $2,480,551. This decrease was primarily the result of the decrease in the fair value of the derivative and warrant liabilities that were caused by the decreased stock price in the second and third quarter of 2007, which made conversion of the debentures and exercise of the warrants less expensive. As well as the fact that the initial value of the derivatives was included in interest expense in 2007 and 2006. Our total other expense for the period from March 4, 2005 (inception) through September 30, 2007 were $1,508,979.

Net Income (Loss)

We had a net loss of ($1,536,754) the nine months ended June 30, 2007 compared to a net loss of ($2,615,606) for the nine months ended September 30, 2006, a decrease of $1,078,852. The net loss for the nine months ended June 30, 2007 was primarily the result of an increase in general and administrative expense levels offset by a decrease in the fair value of derivatives and warrant liabilities of $149,174. Our net loss for the period from March 4, 2005 (inception) through September 30, 2007 was $6,513,400.

Liquidity and Capital Resources.

Introduction

As of September 30, 2007, we had total current assets of $1,252,463 and total current liabilities of $1,566,304, resulting in a working capital deficit of $313,841. As of September 30, 2007, our assets consisted primarily of accounts receivable ($124,727), inventory ($35,486) and cash and cash equivalents ($1,079,709). During the period from March 4, 2005 (inception) through September 30, 2007, we incurred a net loss of $6,513,400, and had net income of $125,582 for the three months ended September 30, 2007. We had an accumulated deficit of $6,513,400 as of September 30, 2007.

Our ability to continue as a going concern on a long-term basis is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis, to obtain additional financing and ultimately attain profitability.

Although we have been successful in the past in raising capital, no assurance can be given that sources of financing will continue to be available and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on favorable terms. Our unaudited condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Our cash, accounts receivable, inventories, prepaid expenses, primary current liabilities, and total current liabilities as of September 30, 2007, compared to the end of our last fiscal year were:

	As of September 30, 2007	As of December 31, 2006	Change

Cash and cash equivalents	$1,079,709	$122,008	$957,701
Accounts receivable	124,727	18,474	106,253
Inventories	35,486	79,801	(44,315)
Prepaid expenses and other current assets	12,541	5,360	7,181

As of September 30, 2007	As of December 31, 2006	Change
Total assets	1,506,314	258,952	1,247,362
Accounts payable and accrued expenses	744,259	657,769	86,490
Due to related party	70,250	-	70,250
Due to stockholders	325,009	326,474	(1,465)
Payroll taxes payable	259,392	328,070	(68,678)
Total current liabilities	$1,566,304	$1,920,720	$(354,416)

Cash Requirements

We intend to use our available funds as working capital to reduce the outstanding debt of World Am/Isotec and to expand the operations of Senz-It.

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities was $1,916,610 for the nine months ended September 30, 2007 and $39,929 for the nine months ended September 30, 2006, an increase of $1,876,681. The principal components of the increase net cash used in operations for the nine months ended September 30, 2007 was: (a) a net loss of $1,536,754, (b) change in fair value of derivative and warrant liabilities of $922,210; offset by (c) stock issued for services in the amount of $834,766; (c) amortization of the discount on convertible debt of $68,807; (d) an increase in accounts payable and accrued liabilities of $288,159; and (e) an increase in payroll taxes payable of $68,678. Our net cash used in operating activities was $2,237,208 for the period from March 4, 2005 (inception) through September 30, 2007.

Investing Activities

Our net cash used in investing activities was $230,272 for the nine months ended September 30, 2007 and was used for acquisitions of fixed and intangible assets of $75,949 and $154,323, respectively, compared to $651 for the nine months ended September 30, 2006. Our net cash used in investing activities was $255,746 for the period from March 4, 2005 (inception) through September 30, 2007.

Financing Activities

Our net cash provided by financing activities of $3,104,583 for the nine months September 30, 2007, which resulted from proceeds from sales of common stock to investors in a private stock offering of $3,200,250, and proceeds from loans of $3,970 which were offset by repayments of notes payable to related parties of $99,441 and payments on loans of $196. Our net cash provided by financing activities was $45,551 for the nine months ended September 30, 2006 and $3,572,663 for the period from March 4, 2005 (inception) through September 30, 2007.

Contractual Obligations.

Capital Lease

We were obligated under a capital lease for manufacturing equipment. Under the terms of the current lease agreement, we pay on a month-to-month rental at the rate of $425 per month. We have the right to return the equipment to the lessor at any time.

Operating Leases

Isotec leases a 4,800 square foot facility in Westminster, Colorado with a monthly rent and common area expense of $4,061 through December 31, 2011. Rent and common area expense totaled $12,642 and $32,955 respectively for the three and nine months ended September 30, 2007. Rent and common area expense totaled $12,378 and $39,130 respectively for the three and nine months ended September 30, 2006.

As of September 30, 2007, future minimum non-cancelable facility rental payments required under the operating lease are as follows:

2007 last three months	$12,183
2008	49,218
2009	51,185
2010	53,232
2011	55,362

$221,180

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

In addition, Isotec has entered into various alliance agreements to assist it in establishing international distributorships. The alliance agreements had one-year terms, expiring between December 2006 and June 2007, with the option to renew by mutual consent of both parties. Isotec is in the process of evaluating which agreements will be renewed for an additional one year period. The alliance agreements specify a commission of 10% of license fees and 5% of product sales made pursuant to the alliance agreements.

On May 1, 2007, Senz-It entered into a distributor agreement with Quality Flow, Inc. (the “Distributor Agreement”) for the purpose of appointing a distributor responsible for the worldwide (excluding Singapore) sales and marketing of the Senz-It’s food safety product line for a period of forty-eight months unless sooner terminated as specified in the Distributor Agreement. In addition, Quality Flow is to provide sales and marketing consulting services for an initial term of twelve months. As payment for these consulting services, the Company agreed to pay Quality Flow as follows: (a) 10,000,000 million of our common shares (50% of the shares in the form of S-8 shares and 50% shares restricted in accordance with Rule 144) issued totaling $60,000 ($0.006 on date issued), and (b) stock options, fully vested, issued monthly in the amount of 1,200,000 at an exercise price of $0.02 per common share. The stock option shares remain exercisable for a period of thirty-six months from the date of issuance. No additional compensation or expense reimbursement shall be made to Quality Flow for their efforts in this matter. As of September 30, 2007, a total of 4,800,000 fully vested options had been issued.

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

Realizability of Long-Lived Assets

The third critical accounting policy relates to realizability of long-lived assets. We account for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2007, we do not believe there have been any impairment of our long-lived assets. There can be no assurances, however, that demand for our products and services will continue, which could result in an impairment of long-lived assets in the future.

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

ITEM 3 Controls and Procedures

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of September 30, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

ITEM 3A(T) Controls and Procedures

We are not required to furnish the information required by this item until we report on our fiscal year ending December 31, 2007.

PART II – OTHER INFORMATION

ITEM 1. Legal Proceedings

Other than as set forth below, we are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us has been threatened.

(a)  On August 2, 2006, a complaint was filed in the District Court of Boulder County, Colorado: Karen Alexander v. World Am, Inc., Isotec, Inc., Robert A. Hovee, David J. Barnes, James R. Largent and Ken Jochim. The complaint principally alleges that World Am, Inc. breached an employment agreement with the plaintiff by not paying her certain amounts allegedly owing. We have retained counsel in the matter and responsive pleadings have been filed. Certain of the claims were dismissed recently by the court. There is currently pending a Motion for Summary Judgment as to the director defendants in this matter.

Management believes that we have meritorious claims and defense to the plaintiff’s claims and ultimately will prevail on the merits. At a hearing on our Motion for Continuation of the trial heard on September 4, 2007, the court continued the trial until February 2008 and ordered additional material be provided to the Defendants immediately. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If unfavorable rulings were to occur, there could be a material adverse impact on our financial condition, results of operations or liquidity.

(b)  On September 20, 2006, a complaint was filed in the District Court of Adams County, Colorado: James H. Alexander v. World Am, Inc. The complaint principally alleges that we breached an employment agreement with the plaintiff by not paying him certain amounts allegedly owing and seeks damages in the amount of $714,718. The matter should go to trial in early 2008.

This matter was recently moved to the United States District Court, District of Colorado. The Company then filed a counterclaim against Mr. Alexander seeking damages for breach of fiduciary duty and breach of the duty of loyalty to the Company in connection with the Share Exchange Agreement entered into between us and SUTI, dated June 10, 2005.

Management believes we have meritorious claims and defenses to the plaintiff’s claims and ultimately will prevail on the merits. However, there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there could be a material adverse effect on our financial condition, results of operations or liquidity.

(c) On or about October 10, 2007, one of our former consultants filed a complaint against us alleging breach of contract, account stated and other common counts, and seeking to recover $30,108. We are in the process of preparing a responsive pleading and have commenced settlement discussions with the plaintiff.

(d) On January 30, 2004, a complaint was filed in the District Court of Adams County, Colorado: Robert Hainey and Internet Marketing Solutions, Inc. v. World Am Communications, Inc. and Isotec, Inc. The complaint, which has causes of action for breach of contract and unjust enrichment, alleges that the defendants failed to pay the plaintiffs for certain consulting and public relations and related work, reimbursement of certain business expenses incurred on behalf of the defendants, and to repay a loan made by the plaintiffs to the defendants. The complaint sought total monetary damages of approximately $308,000.

On July 27, 2005, the matter was settled. Under the terms of this settlement, we were obligated to pay the sum of $116,000 over a period of four years in semi-annual installments, beginning on October 1, 2005. The plaintiffs were obligated to pay us the sum of $2,000 per installment payment to reimburse it for administrative costs in connection with the payment of such sum in the form of S-8 stock. Accordingly, we assumed a settlement liability of $116,000 on August 31, 2005, with $29,000 recorded as short-term or amounts due within one year and $87,000 recorded as long-term.

Management was previously advised by local legal counsel that the settlement was unenforceable in the State of Colorado because the action dismissed the plaintiff with prejudice, and cannot be presented in any other jurisdiction. In addition, this legal counsel advised that a new action cannot be refilled since the relevant statute of limitations on this matter has expired. Accordingly, we eliminated the settlement liability and recorded a settlement gain of $116,000 as of December 31, 2005.

The plaintiff subsequently filed a Motion to Reopen Case and Application for Entry of Judgment against World Am. On October 29, 2007, the District Court entered a judgment against us and found that we breached the previous settlement agreement by not paying any portion of the $116,000. The Court did not address the issue that the plaintiff never paid the $2,000 per installment fee. On November 9, 2007, we filed a Motion for Reconsideration of Judgment Entered on October 29, 2007 requesting the judgment for $116,000 be withdrawn pending the Plaintiff’s request and payment of $2,000 for an installment; alternatively that said judgment be amended to $50,000 and no future installment need be made by us until a proper tender of $2,000 is made; or alternatively, for vacating said judgment pending a hearing to be set on notice by either party on Plaintiffs motion. Management believes we have meritorious claims and defenses to the judgment and ultimately will prevail on the merits. We have not accrued for this judgment as of September 30, 2007. If the Motion for Reconsideration of Judgment Entered on October 29, 2007 is not successful, there could a material adverse effect on our financial condition, results of operations, and liquidity.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

During the nine months ended September 30, 2007, we sold 51 units (30 units @ 12,500,000 shares per unit and 21 units @ 5,000,000 shares per unit) for a total of 480,000,000 shares of common stock. Included with the 51 units sold were warrants to purchase shares of common stock (30 units included 3,125,000 warrants/unit and 21 units included 1,250,000 warrants/unit). The total warrants issued for the nine months ended September 30, 2007, were 120,000,000 exercisable for a period of three years at $0.02 per share. These 51 units were sold to 29 investors and the total consideration for these shares was $3,525,000. One of these investors was David Barnes, who is our former Chief Financial Officer and a Director. In total, Mr. Barnes purchased 18,750,000 shares of our common stock and warrants to purchase an additional 4,687,500 shares of our common stock.

To date, commissions, in the amount of $327,500 have been paid in connection with these sales. The commissions paid in connection with these sales were paid to a related party, Mr. David Barnes, who is our former Chief Financial Officer and a Director. These sales were undertaken under Rule 506 of Regulation D under the Securities Act of 1933. Each of these transactions did not involve a public offering and each of the investors represented that he/she is an “accredited” investor as defined in Rule 502 of Regulation D. None of these sales occurred during the three months ended September 30, 2007.

Other than Mr. Barnes’ purchase of our common stock and warrants mentioned above, there were no purchases of our securities by our affiliates during the nine months ended September 30, 2007.

ITEM 3. Defaults Upon Senior Securities

There have been no events required to be reported under this Item.

ITEM 4. Submission of Matters to a Vote of Security Holders

There have been no events required to be reported under this Item.

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

10.10	Demand Promissory Note issued by the Company in favor of SUTI Holdings, LP, dated May 18, 2006.

10.11	$75,000 Factoring Agreement between the Company and JJ Ellis, LLC, dated April 25, 2005, and attached warrant (incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on April 2, 2007).

10.12	Addendum to Factoring Agreement, dated August 8, 2005 (incorporated by reference to Exhibit 10.12 of the Form 10-KSB filed on April 2, 2007).

10.13	Consulting Agreement between the Company and Robert Hovee, dated February 21, 2007 (incorporated by reference to Exhibit 10.13 of the Form 10-KSB filed on April 2, 2007).

14	Code of Business Conduct and Ethics, adopted by the Company’s board of directors (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on April 20, 2004).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on July 12, 2004).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 3, 2006).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on June 30, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert A. Hovee (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Robert Kline (filed herewith).

32.1	Section 1350 Certification of Robert A. Hovee (filed herewith).

32.2	Section 1350 Certification of C. Robert Kline (filed herewith).

99.1	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.3 of the Form 10-KSB filed on April 21, 2005).

99.2	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.4 of the Form 10-KSB filed on April 21, 2005).

99.3	Press release issued by the Company, dated June 13, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on June 16, 2005).

99.4	Press Release issued by the Company, dated August 9, 2005 (incorporated by reference to Exhibit 99.2 of the Form 8-K/A filed on September 7, 2005).

99.5	Press Release issued by the Company, dated September 7, 2005 (incorporated by reference to Exhibit 99.3 of the Form 8-K/A filed on September 7, 2005).

99.6	Press Release issued by the Company, dated November 7, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on November 14, 2005).

99.7	Press Release issued by the Company, dated November 14, 2005 (incorporated by reference to Exhibit 99 of the Form 8-K filed on November 16, 2005).

99.8	Press Release issued by the Company, dated February 21, 2006 (incorporated by reference to Exhibit 99 of the Form 8-K filed on March 2, 2006).

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Am, Inc.

Dated: November 15, 2007	/s/ Robert A. Hovee
	By:	Robert A. Hovee
	Its:	Chief Executive Officer,
and Director