Form 10KSB
period 2007-12-31
WORLD AM, INC.
filed 2008-04-15
CIK 1107522

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Registrant’s telephone number, including area code (949) 955-5355

Securities registered under Section 12(g) of the Exchange Act:

Common stock, $0.0001 par value
(Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☒

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☒.

State issuer’s revenues for its most recent fiscal year. $773,382 for the year ended December 31, 2007.

State the aggregate market value of voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked prices of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in rule 12b-2 of the Exchange Act.) $3,093,920, based on the closing price of $0.003 for the common stock on March 4, 2008.

State the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of March 4, 2008, there were 1,069,335,511 shares of common stock, no par value, issued and outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB (e.g., Part I, Part II, etc.) into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to rule 424(b) or (c) of the Securities Act of 1933 (“Securities Act”). The listed documents should be clearly described for identification purposes (e.g., annual report to security holders for fiscal year ended December 24, 1990). None.

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒.

WORLD AM, INC.

PART I

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management’s beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of our operations set forth under the heading “Management’s Discussion and Analysis of Financial Condition or Plan of Operation.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,” “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. Our future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

ITEM 1 — DESCRIPTION OF BUSINESS

History

World Am, Inc. (“We,” “World Am” or “Company”) was incorporated in Florida in 1994. In 2002, we changed our state of incorporation from Florida to Nevada. We currently have two wholly-owned subsidiaries: Technology Development International, Inc. (“TDI”), and Isotec, Inc. (“Isotec”). We also have a majority-owned subsidiary, Senz-It, Inc. (“Senz-It”). We conduct all of our operations through two of our subsidiaries, Isotec and Senz-It.

TDI is a Colorado corporation incorporated in 1997 and, at present, is dormant.

Isotec is a Colorado corporation incorporated in 1998 that develops, manufactures and distributes automated passage control and security devices to government and other commercial enterprises. During fiscal year ended December 31, 2007, Istoec reported revenue of $657,809, as compared to $245,476 for the fiscal year ended December 31, 2006.

Senz-It is a California corporation incorporated on March 4, 2005 to develop, commercialize and market technology in the field of micro-sensor elements and sensor arrays to the homeland security, indoor air quality, food purity and processing and medical diagnostic industries. During fiscal year ended December 31, 2007, Senz-It reported revenue of $115,573, as compared to $-0- for fiscal year ended December 31, 2006.

Acquisition of Senz-It, Inc. and Reverse Acquisition Accounting.

On August 31, 2005, we consummated an agreement to acquire 100% of the issued and outstanding capital stock of Senz-It, Inc. In exchange, we issued a warrant to purchase 18,000,000 shares of our common stock and 55 shares of its Series B convertible preferred stock to SUTI Holdings LP (“SUTI”), the sole shareholder of Senz-It at the time. The exercise price of the common shares under these warrants is $0.001 per share. The warrants vested immediately and expire in August 2010. Each share of Class B preferred stock is convertible into the greater of (i) 1% of our outstanding common shares at the time of conversion, including the common stock equivalents of all unexercised warrants, options and convertible securities, and (ii) 7,272,728 shares of common stock. The holders of the Series B preferred stock are entitled to the number of votes the holder would be entitled to had they converted the shares of Series B preferred stock at the time of the vote. In addition, SUTI has selected three directors to sit on our Board of Directors, constituting a majority of the Board.

Due to the change in voting control and of senior management, the transaction was recorded as a “reverse-merger” whereby Senz-It was considered to be the acquirer for accounting purposes. The transaction is equivalent to the issuance of stock by a development stage company (Senz-It) for the net monetary assets of a public company (World Am), accompanied by a recapitalization. Prior to the transaction, World Am was a public company with assets of $88,656, liabilities totaling $1,075,978 and 66,570,285 shares of common stock issued and outstanding. Senz-It was a privately owned, non-operating development stage company. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets were not recorded. Accordingly, the attached financial statements are the historical financial statements of Senz-It. The accompanying consolidated financial statements reflect activities from March 4, 2005, the date of inception of Senz-It, forward.

On March 7, 2006, SUTI Holdings, LP, the former stockholder of Senz-It, assigned the warrant to Select University Technologies, Inc., which then exercised the warrant in a cashless transaction that resulted in the issuance of 17,880,000 restricted shares of common stock (the balance of 120,000 shares was withheld in the cashless exercise of the warrant).

Business Overview

As stated above, we currently conduct all of our operations through our wholly-owned subsidiary, Isotec and our majority-owned subsidiary, Senz-It. Our third wholly-owned subsidiary, TDI, is dormant and without operations.

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

(a) Services and Products.

The business activities of the Senz-It subsidiary will fall into four major segments and specific sub-sectors:

•	Homeland security

•	Cargo security

•	Building security

•	Transportation security

•	Aviation security

•	Ground transportation security

•	Indoor air quality (“IAAQ”)

•	Food processing and distribution

•	Medical diagnostics

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

(3) Transportation Security - Aviation security and ground transportation security are significant areas of concern since the terrorist attacks of September 11, 2001.

(a) In the aviation security sector, the Department of Homeland Security has allocated over $5 billion for the Transportation Security Administration (“TSA”) for its fiscal year ended in 2006. Current aviation security utilizes metal detectors and X-rays to detect metallic objects, but explosive and chemical agents are often omitted from the passenger screening process or limited in capability.

(b) In the ground transportation sector, a study by the General Accounting Office (“GAO”) found that one-third of all terrorist attacks worldwide target transportation systems. Surface transportation alone was the target of more than 195 terrorist attacks from 1997 to 2000. About 14 million Americans use ground transit every workday by way of public systems that are susceptible to chemical and biological attacks, such as poisonous gases or explosive devices.

Indoor Air Quality (“IAQ”).

According to the Environmental Protection Agency’s (“EPA”) “The Inside Story: A Guide to Indoor Air Quality,” indoor air pollution is ranked as one of the highest risk to human health among all types of environmental problems. Improvements in indoor climate control, with advancements in window technology, have reduced air exchange within enclosed buildings. This leads to stale air (increasing concentrations of carbon dioxide), and rising humidity levels. Biological pollutants (including allergens, toxic mold, etc.), as well as chemical pollutants (off-gas contaminants from cleaners, building materials, etc.) are familiar causes of respiratory illnesses.

Food Processing and Distribution.

Safety of the food supply is of paramount concern, and regulatory entities such as the U.S. Food and Drug Administration (“FDA”) have strict guidelines and regulations for the testing and approvals of raw materials and final food products. According to the synopses entitled “Food-Related Illness and Death in the United States” published in the September/October 2000 issue of Emerging Infectious Diseases put out by the Centers for Disease Control (“CDC”), known food-borne pathogens account for an estimated 14,000,000 illnesses cause 60,000 hospitalizations, 1,800 deaths and an unknown number of chronic conditions in the U.S.

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

(b)  Product Manufacturing.

Senz-It is conducting the research and development on its current project in-house. However, if Senz-It’s business continues to grow it will consider subcontracting certain component manufacturing to outside firms, but those outside firms have not been determined and no agreements have been signed.

(c)  New Product Development, Patents, and Licenses.

The major activity for Senz-It during the coming year is intended to be product development, working with the technology developed by Dr. Frank Bright at SUNY, and using the SUTI-developed product development methodology. Initially, Senz-It believed its first product offerings would be sensor units supplied to Isotec to be imbedded within the portals and a building air quality product to detect mold and other substances. However, on November 1, 2007, Senz-It was awarded a United States Air Force biological development contract, worth up to $417,000. Under terms of the Cost Reimbursement Subcontract (the “Subcontract”), Senz-It has the opportunity to prove the feasibility of its detection technology by providing test stations to detect and measure biological substances that are potential threats to the U.S. military. Under the terms of the Subcontract, Senz-It will be reimbursed for expenses, up to $417,000, spent to set up and test its detection technology for the United States Air Force. Senz-It is currently in the process of developing and testing the detection technology.

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

The Senz-It marketing and sales program is intended to target innovators and early adaptors. We began this program by opening a western regional office in Orange County, California, with a plan of eventually expanding in subsequent years to a total of six regional offices. Direct end users, to include government agencies, will also be a focus.

(e)  The Market.

Senz-It intends to compete in the worldwide sensor industry, with products in the narrow category of sensing systems, best understood as electronic noses (“e-nose”) or devices for machine olfaction. Senz-It answers challenges in the following categories:

•	Multiple target substances;

•	Multiple analytes for each target substance;

•	Sensing that is analogous to human or animal olfaction in discerning patterns of analytes; and

•	Sensor systems and devises that are small and easily deployed, including in remote settings.

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

Monitoring for standard IAQ markers is an established process and there are multiple companies that provide sensing devices and/or lab support services for analyzing air quality. Our competitors in this field are much larger than we are and have greater financial resources.

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

(g)  Effects of Compliance with Environmental Laws.

This is an issue that will be dealt with in the ongoing product development process. If we are able to execute our business plan we will eventually be dealing with explosive materials, which will cause us to need to contract with a third party that has the necessary government licensing to work with explosives.

(h) Sources and Availability of Raw Materials.

Raw materials for the intended Senz-It products are widely available and we believe they will be readily available for our use as needed.

(i)  Dependence on Major Customers.

Senz-It will have several options in known international distributor channels in the four prime markets (food processing, medical diagnostics, homeland security and indoor air quality). For the year ended December 31, 2007, Senz-It had one customer, the United States Air Force for the development of its detection technology. We believe Senz-It will increase its customer base during 2008.

(j)  Need for Government Approval.

The medical diagnostic products will require a 510(k) FDA submission. We have not made this submission and do not plan to for some time due to the difficulty involved in this type of detection technology. Other markets will require validation through testing, sampling and comparisons with existing products.

(k)  Effect of Government Regulation on Business.

Government regulations for the 510(k) process are well known. We will utilize the services of an outside regulatory affairs consultant. As noted above, if we are able to execute our business plan we will eventually be dealing with explosive materials, which will cause us to need to contract with a third party that has the necessary government licensing to work with explosives.

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

(m)  Employees.

Senz-It currently has six employees.

Isotec, Inc.

Isotec is a Colorado corporation founded in 1998 as a developer, manufacturer and distributor of automated security portals used to control entry or exit of people and materials into and/or out of a facility. Isotec has been aided in its endeavors by alliances with several product developers, joint venture partners, sales representatives, dealers, manufacturers and suppliers.

Isotec has developed innovative systems and processes to establish itself as a factor in the field of transparent security and automated passage control. Isotec has installed systems for such customers as Lawrence Livermore Labs, Mellon Bank, Wells Fargo Bank, the United States Air Force and the United States Department of Energy.

“Transparent security” means any security measure that is unobtrusive and not noticed by those being monitored. For example, a metal detection system mounted in an ordinary appearing door molding is used to detect persons carrying weapons into a building, thereby alerting appropriate security personnel, and optionally to record a photo or video of the event while allowing security personnel an opportunity to evaluate and take appropriate action before the person carrying the unauthorized weapon is alerted to the fact they have been found out.

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

(a)  Services and Products.

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

The Anti-Tailgating System combines an overhead video-based monitoring device, a pair of infrared sensors mounted on the doorjamb, and an internal controller with software for which a provisional patent application has been made and is still in process. The Anti-Tailgating System works with card, PIN or biometric access control devices, and connects directly to the user’s existing 24-volt door lock, lock sensor and door status sensor to monitor and control access through that door. Also provided is a status display to direct personnel through the passage process.

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

(b) Product Manufacturing.

Isotec performs the fabrication, assembly and test of the products in its leased facilities. Isotec employs experienced mechanical and electronic personnel and equipment and is able to obtain contract-manufacturing agreements to perform manufacturing as required. Isotec’s manufacturing and design function occupies approximately 4,800 square feet of leased space and has six employees.

(c) New Product Development, Patents, and Licenses.

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

(d)  Custom Products.

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

(e)  Sales, Marketing, Distribution and Installation.

One of the primary strengths of Isotec’s positioning is that all products developed are sold both domestically and internationally, either commercially through a distributor network or directly to the end user. Each dealer is a professional in the field of applications engineering in the security field. Because Isotec equipment is modular in design and is shipped disassembled for installation in the field, all systems, both commercial and retail, are extremely portable and can be readily disassembled for installation in other locations. We are in the process of expanding the sales and marketing network to accommodate new products under development as well as the products of potential acquisition candidates. During 2007, we expanded from five distributors to 19 distributors and expended our distributorship network from domestic only to add international distributors as well.

(f)  The Market.

Although management believes Isotec can secure a sizable portion of the market, capacity and conservatism have driven the sales estimates. Isotec intends to address the commercial, national and international market areas through a network of established distributors/installers. Government contracts will be handled directly by World-Am and its sales personnel.

We believe that sensor technologies represent one of the greatest areas of opportunity both within homeland security and other vertical applications. We are currently pursuing one or more such technologies, in hopes of obtaining new technology that will allow us to have broader market appeal in the security market place and possibly in other vertical markets.

In addition to homeland security needs, Isotec would like to develop sensor systems for other market segments, including financial institutions, government applications and commercial and retail establishments. In addition, dealer projections for sales to financial institution indicate that inquiries for weapons control systems at banks and credit unions are continuous and increasing.

(g)  Competition.

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

Hamilton Safe, headquartered in Fairfield, Ohio, is the most competitive access control company to Isotec. Hamilton Safe offers a broader product line than Isotec, comprised primarily of secure storage solutions, ATM equipment, vaults and safes. Although Hamilton Safe offers competitive access control systems, Isotec has competed successfully for several installations. Hamilton Safe is larger than Isotec and has significantly more assets.

Novacomm is a manufacturer of standard weapons control portals located in Puerto Rico, who has in the past distributed these products in the USA via Diebold Corporation. Novacomm is larger than Isotec and has significantly more assets.

Although past experience seems to show that Isotec is an adept competitor in its field, there can be no assurance these competitive advantages will endure. The strategy for meeting the competition is based upon flexible design and engineering, excellent customer service and pricing comparable to the nearest competitors.

(h)  Effects of Compliance with Environmental Laws.

To date, Isotec has not encountered any problems in compliance with environmental laws at the federal, state or local levels. However, there can be no assurance that the costs associated with such laws and regulations will not become prohibitive in the future.

(i)  Sources and Availability of Raw Materials.

Raw materials for Isotec’s products are widely available, with the exception of metal detectors (of which there are only a few suppliers). If the latter sources were lost, it would hurt production because the weapons detection capability of the portal would be lost.

(j)  Dependence on Major Customers.

Isotec is dependent upon the federal government and 19 domestic and international distributors for all of its business. As noted above, Isotec has developed additional distributors and is in the process of developing new distributors in order to become less dependent upon any single source. However, there is no assurance Isotec will obtain enough distributors to completely eliminate this risk.

(k)  Need for Governmental Approval.

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

(l)  Effect of Governmental Regulation on Business.

Governmental regulation is not presently a factor. However, there is no way to predict what the government may do that might adversely affect Isotec in the future.

(m)  Management and Organization.

The future of Isotec will depend on management’s ability to:

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

(n)  Employees.

Isotec currently has six employees.

Technology Development International.

TDI is a Colorado corporation founded in 1997. TDI was engaged in the acquisition, development, sales, marketing and distribution of innovative component products. At present, TDI has no operations and is dormant.

ITEM 2 — DESCRIPTION OF PROPERTY

We share office space with Select University Technologies, Inc. We are charged $800 per month, plus operating and administrative expenses. We share 400 square feet of office space. The total rent and operating expenses charged to us for the twelve months ended December 31, 2007 and 2006 was $7,893 and $47,719, respectively.

Our subsidiary, Senz-It, leases 934 square feet of office space in Newport Beach, California. The initial lease is from October 22, 2007 to October 21, 2008. Upon expiration, the lease terms will continue for successive thirty-day periods until cancelled by either party in writing. Senz-It pays $1,308 per month in rent and common area expense. Senz-It’s total rent and common area expenses totaled $4,345 for the period ended December 31, 2007.

Our subsidiary, Isotec, leases 4,800 square feet of office space, and a design and manufacturing space, in Westminster, Colorado. The lease runs through December 31, 2011. Isotec pays $4,061 per month in rent and common area expense. Rent and common area expense totaled $45,139 and $47,785 for the years ended December 31, 2007 and 2006, respectively.

ITEM 3 — LEGAL PROCEEDINGS

Other than as set forth below, we are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us has been threatened.

(a)  On August 2, 2006, a complaint was filed in the District Court of Boulder County, Colorado: Karen Alexander v. World Am, Inc., Isotec, Inc., Robert A. Hovee, David J. Barnes, James R. Largent and Ken Jochim. The lawsuit was based on an alleged employment contract between us and a former employee, the wife of our former CEO and Chairman who is also suing us over his employment contract (see below).  When this lawsuit was originally filed, there were seven causes of action involving three additional named defendants, including two of our current Board members.  By the time of trial, the three additional named defendants had been dismissed and the only remaining causes of action were breach of contract, intentional interference with contract, libel and slander, and a Colorado Wage Act claim.  The libel and slander claim was dismissed during trial and, at the close of evidence, the former employee demanded $1,000,000 in damages.   The jury returned a verdict in our favor, finding that there was no breach of contract or intentional interference with contract.  The jury did find that we owed plaintiff back wages, which is a claim we never disputed.  The former employee was awarded $39,000 for these back wages, a portion of which was a statutory penalty, and reasonable attorney’s fees in an amount yet to be determined.  We also have claims pending for certain of our attorneys fees incurred on a discovery matter. We have accrued $39,000 in the 2007 consolidated financial statements and have not accrued an additional amount for attorney fees as they cannot be reasonably estimated at this time.

(b) On September 20, 2006, a complaint was filed in the District Court of Adams County, Colorado: James H. Alexander v. World Am, Inc. The complaint principally alleges that we breached an employment agreement with the plaintiff by not paying him certain amounts allegedly owing and seeks damages in the amount of $714,718. The matter should go to trial in 2008.

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

(c) On or about October 10, 2007, one of our former consultants filed a complaint against us alleging breach of contract, account stated and other common counts, and seeking to recover $30,108. We are currently in settlement discussions with the former consultant.

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

Management was previously advised by local legal counsel that the settlement was unenforceable in the State of Colorado because the action dismissed the plaintiff with prejudice, and cannot be presented in any other jurisdiction. In addition, this legal counsel advised that a new action cannot be re-filed since the relevant statute of limitations on this matter has expired. Accordingly, we eliminated the settlement liability and recorded a settlement gain of $116,000 as of December 31, 2005.

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

In March 2008, we settled this matter. Under the terms of the settlement, we agreed to pay to Robert Haney and Internet Marketing Solutions, Inc., the sum of $116,000. Payments will be made as follows: a payment of $6,000 was made in January 2008, and another payment of $6,000 was made upon execution of the agreement, March 4, 2008. Monthly payments in the amount of $5,000, in stock or cash, will begin on April 5, 2008 and continuing in the same amount on the fifth day of each month thereafter until fully paid in April 2010. The April 2010 payment will be $4,000, in cash or stock. In the event that the Company fails to make any of the aforementioned payments, we agree to pay Robert Haney and Internet Marketing Solutions, Inc., a penalty of $1,000 per occurrence. The sum of $116,000 was recorded in the consolidated financial statements for the year ended December 31, 2007.

 ITEM 4 — SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of the security holders during the fourth quarter of the last fiscal year.

PART II

ITEM 5 — MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

Market Information

Our common stock is currently quoted on the OTC Bulletin Board of the National Association of Securities Dealers, Inc., under the symbol “WDAM.” Our common stock is only traded on a limited or sporadic basis and should not be deemed to constitute an established public trading market. There is no assurance that there will be liquidity in the common stock.

The following table sets forth the high and low bid information for each quarter within the two most recent fiscal years, as provided by the NASDAQ Stock Markets, Inc. The information reflects prices between dealers, and does not include retail markup, markdown, or commission, and may not represent actual transactions.

	Bid Prices
Quarter Ended	High	Low
March 31, 2006	0.021	0.009
June 30, 2006	0.018	0.005
September 30, 2006	0.009	0.004
December 31, 2006	0.005	0.003

March 31, 2007	0.013	0.0037
June 30, 2007	0.0078	0.0046
September 30, 2007	0.0055	0.0024
December 31, 2007	0.0065	0.0025

March 4, 2008	0.0034	0.002

The Securities Enforcement and Penny Stock Reform Act of 1990 requires additional disclosure relating to the market for penny stocks in connection with trades in any stock defined as a penny stock. The Commission has adopted regulations that generally define a penny stock to be any equity security that has a market price of less than $5.00 per share, subject to a few exceptions that we do not meet. Unless an exception is available, the regulations require the delivery, prior to any transaction involving a penny stock, of a disclosure schedule explaining the penny stock market and the risks associated therewith.

Holders

As of March 4, 2008, there were 1,069,335,511 shares of our common stock issued and outstanding and held by 285 holders of record. We believe many of the shares of our common stock are held in “street name” and, therefore, we believe the actual number of shareholders is substantially higher.

Dividend Policy

We have not paid any dividends on our common stock and do not expect to do so in the foreseeable future. We intend to apply our earnings, if any, in expanding our operations and related activities. The payment of cash dividends in the future will be at the discretion of the Board of Directors and will depend upon such factors as earnings levels, capital requirements, our financial condition and other factors deemed relevant by the Board of Directors.

Securities Authorized for Issuance under Equity Compensation Plans

On January 2, 2007, our Board of Directors approved the 2007 Stock Option Plan (the “2007 Plan”) with 45,000,000 shares of our common stock available for issuance under the plan. The 2007 Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. Options covering a total of 44,500,000 shares have been granted for the year ended December 31, 2007 leaving a balance of 500,000 shares to be granted from this plan.

As of December 31, 2007, the 2007 Plan information is as follows:

Plan Category	Number of Securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	2007 Stock Plan: 44,500,000	2007 Stock Plan: $0.005	2007 Stock Plan: 500,000
Total	2007 Stock Plan: 44,500,000	2007 Stock Plan: $0.005	2007 Stock Plan: 500,000

Recent Issuance of Unregistered Securities

We did not issue any unregistered securities during the quarter ended December 31, 2007.

ITEM 6 — MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Disclaimer Regarding Forward Looking Statements
Except for historical information, the materials contained in this Management's Discussion and Analysis are forward-looking (within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934) and involve a number of risks and uncertainties. Forward-looking statements are, by their very nature, uncertain and risky. These risks and uncertainties include international, national and local general economic and market conditions; demographic changes; the ability of the Company to sustain, manage or forecast its growth; the ability of the Company to successfully make and integrate acquisitions; raw material costs and availability; new product development and introduction; existing government regulations and changes in, or the failure to comply with, government regulations; adverse publicity; competition; the loss of significant customers or suppliers; fluctuations and difficulty in forecasting operating results; changes in business strategy or development plans; business disruptions; the ability to attract and retain qualified personnel; the ability to protect technology; and other risks detailed from time to time in the Company's filings with the Securities and Exchange Commission.

Although the forward-looking statements in this Annual Report reflect the good faith judgment of management, such statements can only be based on facts and factors currently known by the Company. Consequently, and because forward-looking statements are inherently subject to risks and uncertainties, actual results and outcomes may differ materially from the results and outcomes discussed in the forward-looking statements. Readers are urged to carefully review and consider the various disclosures made by the Company in this Annual Report and in its other reports, as an attempt to advise interested parties of the risks and factors that may affect the Company's business, financial condition, and results of operations and prospects.

Overview

All of our operations are conducted through our majority-owned subsidiary, Senz-It and our wholly owned subsidiary, Isotec, Inc. The combined results of those operations are detailed below.

Senz-It, Inc. (“Senz-It”)

Senz-It intends to manufacture sensors in the field of rapid detection. Senz-It provides innovative advancements in the field of micro-sensors that have broad application in Food Safety and Processing, Homeland Security, Indoor Air Quality, and Water Quality. Senz-It's products are being designed to identify patterns of molecules present in liquid and gas quicker and for significantly less cost than current modalities.

The technology is based on molecular imprinted xerogel (“MIX”) processes whereby fluorescent reporter molecules are affixed to each site specific binding site for the target analyte. The advantage of MIX based materials include: analyte detection specificity exceeding current laboratory standard methods: robustness and stability under extreme chemical and physical conditions, an ability to design recognition sites even for analytes that lack suitable bio-recognition elements.

The result is that Senz-It's proposed products are intended to provide rapid, simultaneous and continuous on-site detection and measurement of biological and chemical substances in liquid, gaseous and solid media. The technology virtually eliminates false positives, is comparable to advanced laboratory test accuracy and precision and detects in seconds, not hours or days.

In November, Senz-It was awarded a Phase One United States Air Force biological development contract, pursuant to which Senz-It will be reimbursed for expenses, up to $417,000, spent to set up and test its detection technology for the United States Air Force. Phase two has already been submitted for an additional contract of up to $1.4 million. Under Phase One Senz-It has begun developing microarrays that are sensitive for ovalbumin, a known simulant of Ricin. These microarrays have a xerogel platform that has been selectively imprinted with the ovalbumin protein. Upon introduction of ovalbumin into the sensing platform, fluorescent reporter molecules will emit light wherein the emission intensity is directly proportional to the ovalbumin concentration. Because the actual protein is used in the imprinting process, this sensing system is highly selective for the analyte it is designed for, and is not prone to interferences from other structurally similar molecules. To date, the Senz-It team has successfully delivered the first two of four stages to the Air Force in fulfillment of the contract.

Isotec, Inc. (“Isotec”)

Isotec develops, integrates and manufactures Automated Security Portal products, broadly categorized as Access Control, Weapons Control or Materials Control Systems. These structures protect, not just detect, by rigorously controlling passage of people and materials into and out of a facility based on specific security rules, while reducing the need for security personnel. Applications of the technology have been delivered to the commercial, retail and government sectors. Isotec's experience in this field allows it to provide high quality, code compliant, feature-rich application optimized solutions at the lowest cost in the shortest time frame.

Isotec has installed systems for high security United States Department of Energy facilities such as Los Alamos Labs, Lawrence Livermore Labs, Sandia Labs and military installations for the United States Air Force and Navy. Commercial installations include a growing number of commercial banking facilities, and various retail facilities such as jewelry stores.

The planned growth and profitability will depend in large part on the ability to promote and differentiate products, expand relationships with current and new distributors and gain new clients. Accordingly, Isotec intends to focus its attention and investment of resources in marketing, strategic partnerships and development of its client base. If Isotec is not successful in promoting its products and expanding its client and distributor base, this may have a material adverse effect on its financial condition and the ability to continue to operate the business.

Isotec's objectives for 2007 were focused on expanding and refining the distribution channels domestically as well as internationally, and adding selected new products to allow Isotec to expand its markets.

Domestically, new commercial distributors were added at a significant pace. Total new domestic distributors increased from five to sixteen during the last several quarters growing the number of sales people by about 800%. This increase in geographic coverage has resulted in a substantial increase in quotations over the last half of the year, and a similar increase in the order pipeline going into 2008. In addition to the number of salespeople, Isotec embarked on a substantial program of training for all field sales personnel to increase their effectiveness, as well as providing them with an upgraded package of sales material. In parallel, Isotec’s web site has been significantly upgraded to include product and market data as well as access to support materials. Isotec also developed relationships with three engineering organizations that focus on DOE and DOD facilities further extending our marketing reach into the government.

Internationally Isotec continues to cultivate dealers with educational materials and new sales tools. Quote activity in several markets has begun for commercial and government applications. During the year, dealer contracts were completed with Australia, Korea and Puerto Rico bringing the total worldwide distributor network to nineteen.

Additionally, several new products were introduced during the year, addressing specific inquiries by distributors and end users for extended solutions. A low cost compact entry-level system, model 44LC, was completed for smaller size applications in retail and international. The 644HS, an ultra sensitive weapons control system capable of detecting metal objects as small as a razor blade, was completed and introduced for prisons and other applications requiring the higher sensitivity. An electronics only product was developed for applications where existing physical structures are adequate for the security required, but the upgraded features and algorithms of the Isotec architecture were needed. Also during 2007, Isotec significantly increased the flexibility and feature set embodied in our unique Touchscreen user interface and added industry leading data logging output capability from our portal products, further widening the performance and value gap between Isotec and competitors.

Results of Operations for the Year Ended December 31, 2007 compared to the Year Ended December 31, 2006.

	Year Ended December 31, 2007	Year Ended December 31, 2006
Revenues:
Contract research and development	$115,573	$--
Product sales	657,809	245,476
	773,382	245,476
Cost and expenses:
Cost of contract research and development	115,573	--
Cost of product sales	336,310	82,827
General and administrative expenses	3,417,247	2,062,487
Loss from operations	(3,095,748)	(1,899,838)
Other income (expense), net	1,131,014	(2,476,301)
Net loss	$(1,964,734)	$(4,376,139)

Revenue

Our revenue for the year ended December 31, 2007 was $773,382, compared to revenues of $245,476 for the year ended December 31, 2006, which was an increase of $527,906. The increase in revenue for the year ended December 31, 2007 was primarily due to increased sales of Isotec’s security portals to both a government institution, as well as a financial institution, through a primary distributor, and the contract research and development revenue recognized by Senz-It based on their Phase One United States Air Force biological development contract. Our total revenues for the period from March 4, 2005 (inception) through December 31, 2007 was $1,231,630.

Cost of revenue

Our cost of product sales were $336,310 for the year ended December 31, 2007 compared to our cost of product sales of $82,827 for the year ended December 31, 2006, which was an increase of $253,483. Our increased cost of product sales for the year ended December 31, 2007 was due to the increase in production costs associated with the increased level of sales for the period. Our cost of contract research and development was $115,573 and $-0- for the years ended December 31, 2007 and 2006, respectively. Our cost of contract research and development for the year ended December 31, 2007 related to our work under the Department of the Air Force biological development contract, which is a cost reimbursement contract. Our gross profit percentage for product sales was 49% for the year ended December 31, 2007, compared to 66% for the year ended December 31, 2006. The decrease in the gross profit percentage is related to the lower profit margin contracts being awarded for the year of 2007. Since the Department of the Air Force contract is cost reimbursement only, the gross profit on contract and research development was 0%. Our total cost of revenues for the period from March 4, 2005 (inception) through December 31, 2007 was $650,495.

General and administrative expenses

We incurred general and administrative expenses of $3,417,247 for the year ended December 31, 2007 compared to general administrative expenses of $2,062,487 for the year ended December 31, 2006, which was an increase of $1,354,760. The major expense categories for year ended December 31, 2007 and 2006 were as follows:

	Year Ended December 31, 2007	Year Ended December 31, 2006
Professional fees	$1,033,564	$786,666
Payroll expenses	425,516	453,612
Engineering salaries	217,343	—
Rent	63,279	59,124
Patent Expense	—	49,177
Management fees	930,000	264,250
Director fees	37,500	87,000
Legal settlement loss	116,000	—
Advertising and promotions	174,551	10,991

Our increased expenses for the year ended December 31, 2007 compared to the year ended December 31, 2006 were primarily a result of the management fees paid under the Venture Acceleration Agreement between Select University Technologies, Inc., the general partner of SUTI, coupled with an increase in professional fees, engineering salaries, rent, advertising and promotion expenses, settlement loss and payroll expenses offset by a reduction in director fees. Our general and administrative expenses for the period from March 4, 2005 (inception) through December 31, 2007 were $6,151,225.

Other Income (Expense), Net

Our total net other income of $1,131,014 for the year ended December 31, 2007 compared to our total net other expense of ($2,476,301) for the year ended December 31, 2006, which was an increase in other income (expense), net of $3,607,315. This increase was primarily the result of the decrease in the fair value of the derivative and warrant liabilities that were caused by the decline in our common stock price throughout 2007, which made conversion of the debentures and exercise of the warrants less expensive. The initial fair value of the derivatives related to our debt financing was included in interest expense in 2006. The initial fair value of the warrant derivatives related to the Company’s equity financing was recorded as a reduction in stockholders deficit in 2007. Our total net other expense for the period from March 4, 2005 (inception) through December 31, 2007 was ($1,371,290).

Net Loss

We had a net loss of ($1,964,734) for the year ended December 31, 2007 compared to a net loss of ($4,376,139) for the year ended December 31, 2006, a decrease of $2,411,405 in the reported net loss. The net loss for the year ended December 31, 2007 was primarily the result of an increase in general and administrative expense levels offset by a decrease in the fair value of derivatives and warrant liabilities of $539,429. Our net loss for the period from March 4, 2005 (inception) through December 31, 2007 was $6,941,380.

Liquidity and Capital Resources.

Introduction

As of December 31, 2007, we had total current assets of $768,582 and total current liabilities of $1,662,281, resulting in a working capital deficit of $893,699. As of December 31, 2007, our assets consisted primarily of accounts receivable of $77,167, inventory of $44,162, unbilled revenues of uncompleted contracts of $73,465, prepaid expenses of $32,156, and cash and cash equivalents of $538,373. During the period from March 4, 2005 (inception) through December 31, 2007, we incurred a net loss of $6,941,380, and had a net loss of $1,964,734 for the year ended December 31, 2007. We had an accumulated deficit of $6,941,380 as of December 31, 2007.

Our ability to continue, as a going concern on a long-term basis is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis, to obtain additional financing and ultimately attain profitability.

Although we have been successful in the past in raising capital, no assurance can be given that sources of financing will continue to be available and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on favorable terms. Our audited consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Our cash, accounts receivable, inventories, prepaid expenses, total current assets, primary current liabilities, and total current liabilities as of December 31, 2007, compared to the end of our last fiscal year were:

	As of December 31, 2007	As of December 31, 2006	Change
Cash and cash equivalents	$538,373	$122,008	$416,365
Accounts receivable	77,167	18,474	58,693
Unbilled revenues on uncompleted contracts	73,465	—	73,465
Inventories	44,162	79,801	(35,639)
Prepaid expenses and other current assets	32,156	5,360	26,796
Total current assets	768,582	225,643	542,939
Accounts payable and accrued expenses	744,876	811,676	(66,800)
Due to related party	186,901	222,207	(35,306)
Due to stockholders	321,884	325,009	(3,125)
Payroll taxes payable	192,177	328,070	(135,893)
Total current liabilities	1,662,281	1,920,720	(258,439)

Cash Requirements

We intend to use our available funds as working capital to reduce the outstanding debt of World Am/Isotec and to expand the operations of Senz-It.

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities was $2,449,380 for the year ended December 31, 2007 and $483,164 for the year ended December 31, 2006, an increase of $1,966,216. The principal components of the net cash used in operations for the year ended December 31, 2007 was: (a) a net loss of $1,964,734, (b) change in fair value of derivative and warrant liabilities of ($1,203,222); (c) a decrease in accounts payable and accrued liabilities of $68,649; (d) a decrease in payroll taxes payable of $135,893, (e) an increase in accounts receivable of $58,693, and (f) an increase in unbilled revenue on uncompleted contracts of $73,465; offset by (f) stock issued for services in the amount of $953,185, and (g) amortization of the discount on convertible debt of $92,166. Our net cash used in operating activities was $2,887,356 for the period from March 4, 2005 (inception) through December 31, 2007.

Investing Activities

Our net cash used in investing activities was $243,896 for the year ended December 31, 2007 and was used for acquisitions of fixed and intangible assets of $84,349 and $159,547, respectively, compared to $26,409 for the year ended December 31, 2006, which was used for the acquisition of fixed assets of $1,409 and the purchase of intangible assets of $25,000. Our net cash used in investing activities was $269,370 for the period from March 4, 2005 (inception) through December 31, 2007.

Financing Activities

Our net cash provided by financing activities of $3,109,641 for the year ended December 31, 2007, which resulted from proceeds from sales of common stock to investors in a private stock offering of $3,200,250, proceeds from issuance of notes payable of $3,432, proceeds from warrant exercise of $10,000, which were offset by repayments of notes payable to related parties of $104,041. Our net cash provided by financing activities was $621,178 for the year ended December 31, 2006, which resulted from proceeds from sales of common stock to investors in a private stock offering of $318,390, proceeds from exercise of warrants totaling $27,788 and proceeds from issuance of convertible debenture of $275,000. Our net cash provided by financing activities of $3,695,099 for the period from March 4, 2005 (inception) through December 31, 2007.

Contractual Obligations.

Capital Lease

We were obligated under a capital lease for manufacturing equipment. Under the terms of the current lease agreement, we pay on a month-to-month rental at the rate of $425 per month. We have the right to return the equipment to the lessor at any time. This capital lease is no longer in existence because Isotec purchased the equipment in 2007.

Operating Leases.

Isotec leases a 4,800 square foot facility in Westminster, Colorado with a monthly rent and common area expense of $4,061 through December 31, 2011. Rent and common area expense totaled $45,139 and $47,875 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007 future minimum non-cancellable facility rental payments required under the operating lease are as follows:

2008	$49,218
2009	51,183
2010	53,232
2011	55,362
$208,995

Senz-It leases a 934 square foot facility in Newport Beach, California. The lease commenced October 22, 2007 through October 21, 2008. Upon expiration, the lease terms will continue for successive thirty-day periods until cancelled by either party in writing. Rent and common area expense totaled $4,345 for the year ended December 31, 2007. As of December 31, 2007, future minimum non-cancellable facility rental payment required under the operating lease for 2008 are $11,347.

Consulting Agreements.

On February 21, 2007, we entered into a consulting agreement with our chief executive officer, Robert Hovee, through an agreement with RAH Consulting Group, Inc. This agreement covers his services to be rendered for us in that position for the period of January 1, 2007 through December 31, 2007. In consideration of the services rendered, we will pay Mr. Hovee a fee of $8,000 per month, in cash or stock, at our discretion. Mr. Hovee will be eligible to participate in our Stock Option Plan, effective on January 2, 2007. We will reimburse Mr. Hovee for all reasonable business expenses incurred while performing services for us. In addition, healthcare insurance premiums for Mr. Hovee will be paid by us. This agreement is to remain in effect until terminated by either party as of the date set forth in a written notice to the other party delivered in accordance with the notice provisions of the agreement at least 30 days prior to such date. In the event of the termination of this agreement, any accrued but unpaid fees will be paid within ten days of the effective date of such termination. On March 10, 2008, the provisions of the consulting agreement were renewed.

An advance on the consulting fees owed Robert Hovee was made during 2007. These monies, $3,259, are shown as an advance to related party in the accompanying consolidated balance sheet as of December 31, 2007.

Distributor Agreements

We have entered into several distributor agreements for distribution of our products in the United States. These agreements call for the provision of services to the distributors in exchange for the promotion of our products. The products are sold to the distributor at a discount from the list price of 15% to 25%.

In addition, we have alliance agreements to assist us in establishing international distributorships. The agreements have one-year terms and may be renewed with the mutual consent of both parties. The alliance agreements specify a commission of 10% of license fees and 5% of product sales made pursuant to the alliance agreements.

On May 1, 2007, we entered into a distributor agreement for the purpose of appointing a distributor responsible for the worldwide, excluding Singapore, sales and marketing of the Senz-It product line for a period of forty-eight months unless sooner terminated as specified in the agreement. In addition the distributor provides sales and marketing consulting services for an initial term of twelve months. As payment for these consulting fees, we agreed to the following compensation arrangement: (a) 10,000,000 million shares (50% of the shares in the form of S-8 shares and 50% of the shares were in the form of Rule 144 shares) were issued totaling $60,000 (valued at $0.006 on the date issued), and (b) World Am stock options, fully vested, issued monthly in the amount of 1,200,000 at an exercise price of $0.02 per share. The stock option shares remain exercisable for a period of 36 months from the date of issuance. No additional compensation or expense reimbursement shall be made to distributor for their efforts in this matter. As of December 31, 2007, a total of 8,400,000 fully vested options had been issued, valued at $23,770. Of this amount, $2,847 has been recorded in general and administrative expenses (see Note 11).

License Agreement

During the year ended December 31, 2006, Senz-It entered into a technology license agreement with the Research Foundation of SUNY (the “Foundation”) (the “License Agreement”). The Foundation granted an exclusive field of use license to Senz-It to facilitate the development and commercialization of certain technology developed at SUNY. Per the License Agreement, Senz-It will have the exclusive license to make, have made, use, sell and offer for sale certain licensed products over the term of the License Agreement of ten years. In exchange for this license, Senz-It is obligated to pay an upfront fee of $25,000, royalties of 3% of net sales with an annual minimum of $10,000, 35% of any defined sublicensing fees, reimburse the Foundation for certain defined patent costs for the licensed technologies, and provide additional research funding to SUNY as follows:

March 31, 2008:	$50,000;
March 31, 2009:	$75,000;
March 31, 2010:	$100,000;
March 31, 2011:	$125,000

During 2007, we incurred minimum royalty fee of $10,000 and $159,547 for patent cost reimbursement. As of December 31, 2007, Senz-It had incurred a total of $184,547 related to the License Agreement and had recorded the costs as an intangible asset in the accompanying consolidated financial statements (see Note 3). Upon commencement of sales of the licensed technologies, Senz-It will amortize the cost of the intangibles over the lesser of either their estimated useful life or the remaining term of the License Agreement. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

In connection with the License Agreement (see Note 3), Senz-It will issue restricted shares of common stock, none issued as of December 31, 2007, and will issue additional such shares to SUNY pursuant to the terms of a Stock Purchase Agreement dated December 1, 2006, so that it will maintain a minimum ownership of 10% in Senz-It. Finally, Senz-It entered into a Stockholders Agreement dated December 1, 2006 with SUNY that covers the rights of stockholders of Senz-It. At such time as Senz-It earns a profit, the minority interest will be allocated to SUNY. In connection with these agreements, we entered into confidentiality and non-disclosure agreements with SUNY as to certain specific terms of the agreements.

Indemnities and Guarantees

During the normal course of business, we have made certain indemnities and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include certain agreements with our officers under which we may be required to indemnify such persons for liabilities arising out of their employment relationship, lease agreements where we may be required to indemnify landlords for damages arising from non-compliance with environmental laws, contracts where we may be required to indemnify the other party from liabilities resulting from claimed infringements of the proprietary rights of third parties or confidentiality provisions and the La Jolla Cove agreement where we may be required to indemnify La Jolla Cove for breach of representation or warranty. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite.

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

Our accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF Issue No. 00-18, “Accounting recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instrument issued is determined at the earlier of (a) the date at which a commitment for performance by the consultant or vendor is reached or (b) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, we will record the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid expenses in the consolidated balance sheet.

We account for our employee stock-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. We have also applied the provisions of Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R).

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in our consolidated statements of operations.

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate that we presently use is 0%.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to our loss position, there were no such tax benefits for the years ended December 31, 2007 and 2006, respectively.

Revenue Recognition

We recognize revenue in accordance with SAB No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, we recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collection is probable.

Our revenues were substantially derived from product sales at Isotec, which primarily consisted of shipments of security portals. Revenue from product sales are recorded when products are shipped.

Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems contributed $115,573 and $-0- to total revenues during 2007 and 2006, respectively. Our 2007 research and development contract is cost reimbursement. Our cost reimbursement research and development contracts require our good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. Revenues for research and development contracts are recognized as costs are incurred in the proportion that costs incurred bear to estimated final costs.

Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and expected to be realized in cash within one year.

As of December 31, 2007, we recorded deferred revenue of $57,563 for customer deposits on ordered products.

We have contracts with various governments and governmental agencies. Government contracts are subject to audit by the applicable governmental agency. Such audits could lead to inquiries from the government regarding the acceptability of costs under applicable government regulations and potential adjustments of contract revenues. To date, we have not been involved in any such audits.

Realizability of Long-Lived Assets

The third critical accounting policy relates to realizability of long-lived assets. We account for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2007, we do not believe there has been any impairment of our long-lived assets. There can be no assurances, however, that demand for our products and services will continue, which could result in an impairment of long-lived assets in the future.

Valuation of Derivative Financial Instruments

In accounting for non-conventional convertible debt, we bifurcate our embedded derivative instruments and record them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Our derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. (“La Jolla Cove”) (see Note 9). These embedded instruments related to the Debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

During the year ended December 31, 2006, we recorded the initial fair value of the conversion feature of $1,151,759 of which $876,759 was recorded as interest expense in the consolidated statement of operations and $275,000 was recorded as a discount on the debt and is being amortized to interest expense over the life of the debt. We also recorded the initial fair value of the attached warrants, related to the debt financing in 2006, of $2,075,694 as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2006. The initial fair value of the conversion-related derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend-yield of 0%, annual volatility of 127% and risk-free interest rate of 4.70% - 4.74%. At December 31, 2006, the fair value of the conversion feature and the warrants amounted to $2,565,660. The decrease in the fair value of the conversion features and warrants of $643,793 is included as a component of other income in the accompanying consolidated statement of operations. At December 31, 2007, the fair value of the La Jolla Cove conversion feature and the warrants amounted to $1,788,376. The 2007 decrease in the fair value of the La Jolla Cove conversion features and warrants of $777,284 is included as other income in the accompanying consolidated statement of operations..

As of December 31, 2007, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 133.2% - 161.8%, and risk free interest rate of 3.07% - 3.45%. The derivatives are classified as long-term liabilities in the accompanying consolidated balance sheet.

In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debt, we are required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting date. Non-employee stock options and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, volatility of 138% and risk free interest rate of 4.54%. The initial fair value assigned to the non-employee options and warrants prior to fiscal 2007 was $124,000, which was recorded as interest expense. At December 31, 2006, the fair value of the non-employee warrant was $86,000. During 2007 we reclassified additional derivative liability of $607,875 from additional paid-in-capital for warrants granted primarily in connection with equity offerings. Additionally, in the fourth quarter of 2007, 100,000 warrant shares were issued to a research company at a price of $0.005 per share, with a five-year right of exercise period. These warrants were valued at $222.

At December 31, 2007, the fair value of the non-employee warrants was $267,937. The decrease in the fair value of non-employee stock options and warrants in the amount of $425,938 since December 31, 2006, is included in other income in the accompanying consolidated statement of operations.

Valuation of Income Taxes

The fifth critical accounting policy relates to valuation of income taxes. We account for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely that such assets will not be realized through future operations.

ITEM 7 — FINANCIAL STATEMENTS

The consolidated financial statements as of and for the period from March 4, 2005 (inception of Senz-It) through December 31, 2007 and for the years ended December 31, 2007 and 2006, are presented in a separate section of this report following Item 14.

ITEM 8 — CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no events required to be reported by this Item 8.

ITEM 8A — CONTROLS AND PROCEDURES

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of December 31, 2007, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 2) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses that have caused management to conclude that, as of December 31, 2007, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have formalized documentation related to our internal control policies and procedures; however, there are informal policies and procedures that cover the recording and reporting of financial transactions. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act and will be applicable to us for the year ending December 31, 2008. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

3.  We had a significant number of audit adjustments in 2006. .Audit adjustments are the result of a failure of the internal controls to prevent or detect misstatements of accounting information. The failure could be due to inadequate design of the internal controls or to a misapplication or override of controls. Management evaluated the impact of our significant number of audit adjustments last year and has concluded that the control deficiency that resulted represented a material weakness.

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

ITEM 8A(T) - CONTROLS AND PROCEDURES

At the end of the period covered by this report, we carried out the above evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, based on the above factors, our disclosure controls and procedures were not effective (1) to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed under the supervision of our CEO and CFO to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management has made a comprehensive review, evaluation and assessment of the Company's internal control over financial reporting as of December 31, 2007. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−−Integrated Framework. In accordance with Section 404 of the Sarbanes−Oxley Act of 2002, management makes the following assertions:

•	Management has implemented a process to monitor and assess both the design and operating effectiveness of internal control over financial reporting.

•
All internal control systems, no matter how well designed, have inherent limitations.  Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

•
Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2007.   In making this assessment, it used criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control - Integrated Framework.  Based on that assessment, we believe that, as of December 31, 2007, the Company’s internal  control over financial reporting is deficient based on those criteria for the reasons stated above.

This annual report does not include an attestation report of the company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this annual report.

ITEM 8B — OTHER INFORMATION

Subsequent Events.

Strategic Alliance and Joint Development Agreement

On February 29, 2008, Senz-It entered into a strategic alliance and joint development agreement with BioMEDIX for the purpose of developing a new testing system to more accurately determine levels of decay in fish - one of the world’s most perishable foods. The test system is expected to be compact and portable. The system is intended to measure not only levels of decomposition, but also determine if specific by-products associated with decay are present, and in what quantities. The test system is expected to be deployed at multiple points in the supply chain, including but not limited to, fish laboratories, food processors, distributors, and retailers.

PART III

ITEM 9 — DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors and Executive Officers

The following table sets forth the names and ages of the current directors and executive officers of the Company, the director nominees, and the principal offices and positions with the Company held by each person and the date such person became a director or executive officer of the Company. The executive officers of the Company are appointed by the Board of Directors. The directors serve one-year terms until their successors are elected. The executive officers serve until their death, resignation or removal by the Board of Directors. Unless described below, there are no family relationships among any of the directors and officers, and none of our officers or directors serves as a director of another reporting issuer.

Name	Age	Position(s)
Robert A. Hovee	65	President, CEO, and Director

C. Robert Kline	62	Chief Financial Officer and Director

James R. Largent	57	Secretary and Director

David J. Barnes	50	Director

Robert A. Hovee is a veteran senior executive, private investor and entrepreneur. In 1994, he founded RAH Consulting Group, Inc., a private company focused on new product development, strategic planning, organizational issues, operations and international marketing. Mr. Hovee has been an active private investor, board member and advisor to early-stage technology companies for the past 12 years. Earlier, Mr. Hovee was chairman & CEO of Life Support Products, Inc., a private medical technology venture he led from 1983 to 1993. Currently Mr. Hovee serves on the boards of directors of Select University Technologies, Inc., a licensor of technologies developed by universities (from July 1997), Curlin Medical, Inc., an infusion pump manufacturer (from June 2000), and Metagenics, Inc., a nutraceutical research and manufacturing company (from July 1997). He was appointed chief executive officer and a director of the Company on November 7, 2005.

Mr. Hovee received two B.A. degrees in marketing and international business from the University of Washington, and a Masters degree in international management from the Garvin Graduate School of International Management (Thunderbird), where he was the recipient of the Barton Kyle Yount Scholarship.

C. Robert Kline is currently Chairman and President of KTC Global, Inc., headquartered in Washington, and Kline Technical Consulting, LLC. KTC Global has two operating subsidiaries, one in the USA and one in Europe. From 2001-2006, Dr. Kline held the positions of Executive Vice President and Chief Operating Officer for HYTEC, Inc., which is a leading manufacturer of nondestructive test equipment notably x-ray forensics inspection systems. In Dr. Kline’s experience prior to HYTEC, he worked for more than 40 years in the areas of technology selection and planning and has helped launch products in generation and storage of energy, information, telecommunications, and manufacturing technologies, for such governmental agencies as the Departments of Defense, Commerce and Energy, the National Security Agency, and the FBI.

Dr. Kline has worked on behalf of the above agencies for major corporations in partnership with such nations as the United Kingdom, Germany, India, Russia, Israel, Finland and Taiwan. In 1994, the President of Taiwan awarded Dr. Kline the President’s citation for work in the development of hard coatings and their application to high specific energy density power storage and heavy manufacturing.

In addition to his work on behalf of the government and corporations, Dr. Kline served as a university professor and leader of university research for many years. He has also served as a technology evaluation/selection leader for private firms, such as Select University Technologies, Inc., the largest shareholder of World Am, public firms including Northrop Grumman, and the government, through IBM Federal and E-Systems. Throughout his career, he has served several national non-military agencies in designing and programming computer systems for large-scale data storage, search, and retrieval.

Dr. Kline has also authored more than 50 books and articles or chapters, focused on advanced battery technology, electronic warfare and bioterror countermeasures, biomedical engineering, and interpretation theory. He also served in the U.S. Marine Corps. He was appointed chief financial officer and Chairman of the Audit Committee of the Company on November 13, 2007.

James R. Largent has more than 30 years experience in the medical device and pharmaceutical industries. Since 2002, he has served as a medical device and pharmaceutical consultant with assignments in the strategic planning, business development and Medicare reimbursement areas. From 1991 to 2002, Mr. Largent served in positions of increasing responsibility with Irvine, California based Allergan, Inc., which engages in the development and commercialization of pharmaceutical products for the ophthalmic, neurological, dermatological and other markets. From 1996 to 2002, he served as vice-president, strategic planning, for Allergan and was responsible for corporate strategic planning and business development. Mr. Largent received a B.A. degree in chemistry in 1972 and a Masters degree in business in 1977 from the University of California, Irvine. He was appointed a director of the Company on November 10, 2005 and secretary on March 20, 2006.

David J. Barnes served as a financial advisor, from 1983 to 1999, with the firms of UBS Paine Webber, Prudential Securities and Spelman & Company. At Prudential and Spelman, he worked extensively in the areas of corporate finance and corporate and municipal cash management.

Mr. Barnes served as a board member and chief financial officer of Cage Concepts, a bone cage manufacturer (June 1999 to October 2002), a board member and chairman of the audit committee of Advanced Spine Fixation Systems, Inc., a spinal implant manufacturer (October 1990 to February 2003), and a board member of Osteo Implants, an orthopedic product manufacturer (January 2003 to September 2004). Mr. Barnes served as vice-president finance and investor relations with Commerce Energy Corporation from August 2004 to December 2004. He was appointed a director of the Company on November 10, 2005 and chief financial officer on February 21, 2006. Effective November 13, 2007, Mr. Barnes resigned from his position as chief financial officer and Chairman of the Company’s Audit Committee.

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

Compliance with Section 16(a) of the Securities Exchange Act of 1934

Section 16(a) of the Securities Exchange Act of 1934 requires the Company’s directors and executive officers and persons who own more than ten percent of a registered class of the Company’s equity securities to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than ten percent shareholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

During the most recent fiscal year, to the Company’s knowledge, the following delinquencies occurred:

Name	No. of Late Reports	No. of Transactions Reported Late	No. of Failures to File
Robert Hovee	1	1	0
David Barnes	1	1	0
James Largent	1	1	0
Robert Kline	1	1	0

Board Meetings and Committees

During the fiscal year ended December 31, 2007, the Board of Directors met on a regular basis and took written action on numerous other occasions. All the members of the Board attended the meetings. The written actions were by unanimous consent.

Code of Ethics.

The Company has adopted a code of ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. See Exhibit 14.

ITEM 10 — EXECUTIVE COMPENSATION

Executive Officers and Directors

The following tables set forth certain information about compensation paid, earned or accrued for services by (i) our Chief Executive Officer and (ii) all other executive officers who earned in excess of $100,000 in the fiscal year ended December 31, 2007 (“Named Executive Officers”):

Name and Principal Position	Year	Salary($)		Bonus($)	Stock Awards($) *		Option Awards($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation ($)	All Other Compensation($)		Total($)
Robert A. Hovee	2007	148,849	(2)	-	19,040	(2)	30,000	-	-	5,322		203,111
Director, President and CEO	2006	44,000	(1)	-	64,000	(1)	-	-	-	-		108,000

C. Robert Kline	2007	4,500	(3)	-	-		-	-	-	-		4,500
Director and Chief Financial Officer	2006	-		-	-		-	-	-	-		-

James R. Largent	2007	16,500	(3)	-	-		15,000	-	-	-		31,500
Director and Secretary	2006	-		-	-		-	-	-	-		-

David J. Barnes	2007	16,500	(3)	-	-		15,000	-	-	324,750	(4)	356,250
Director	2006	-		-	-		-	-	-	-		-

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2007 financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

(1)
The total amount accrued for Mr. Hovee’s salary for 2006 was $108,000. On July 21, 2006, Mr. Hovee received 9,142,857 shares of free trading common stock as partial payment for this salary; these shares were valued at $64,000 ($0.007 per share).

(2)
The total amount for Mr. Hovee’s salary for 2007 was $167,889. On June 11, 2007, Mr. Hovee received 7,616,147 shares of free trading stock as partial payment for this salary, these shares were valued at $19,040 ($0.0025 per share).

(3)	These monies represent Board fees paid in 2007.

(4)	See Note 12 to the consolidated financial statements for details.

Employment Contracts

As of December 31, 2007, there were no employment agreements in place covering any of our executive officers. However, we did have a consulting agreement with RAH Consulting Group Services, Inc. (“RAH”), for the services of our chief executive officer, Mr. Robert A. Hovee. On February 21, 2007, we entered into a consulting agreement with our chief executive officer, Robert Hovee, through the agreement with RAH. This agreement covers his services to be rendered for us in that position for the period of January 1, 2007 through December 31, 2007. In consideration of the services rendered, we pay Mr. Hovee a fee of $8,000 per month, in cash or stock, at our discretion. Mr. Hovee is eligible to participate in our Stock Option Plan, effective on January 2, 2007. We will reimburse Mr. Hovee for all reasonable business expenses incurred while performing services for us. In addition, healthcare insurance premiums for Mr. Hovee will be paid by us. This agreement is to remain in effect until terminated by either party as of the date set forth in a written notice to the other party delivered in accordance with the notice provisions of the agreement at least 30 days prior to such date. In the event of the termination of this agreement, any accrued but unpaid fees will be paid within ten days of the effective date of such termination. On March 10, 2008, the provisions of the consulting agreement were renewed through December 31, 2008.

An advance on the consulting fees owed Robert Hovee was made during 2007. These monies, $3,259, are shown as an advance to related party in the accompanying consolidated balance sheet as of December 31, 2007.

Other Compensation

As part of the consulting arrangement that Mr. Hovee has with us, he is reimbursed for his medical insurance and his cell phone bills.

Director Compensation

The following table sets forth director compensation as of December 31, 2007:

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($) *	Option Awards ($) *	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Robert A. Hovee	-0-	-0-	-0-	-0-	-0-	-0-	-0-

C. Robert Kline	4,500	-0-	-0-	-0-	-0-	-0-	4,500

James R. Largent	16,500	-0-	15,000	-0-	-0-	-0-	31,500

David J. Barnes	16,500	-0-	15,000	-0-	-0-	-0-	31,500

*
Based upon the aggregate grant date fair value calculated in accordance with the Financial Accounting Standards Board (“FASB”) Statement of Financial Accounting Standard (“FAS”) No. 123R, Share Based Payment. Our policy and assumptions made in valuation of share based payments are contained in Note 2 to our December 31, 2006 financial statements. The monies shown in the “option awards” column is the total calculated value for each individual.

We provide the following compensation to our independent directors, Mr. Barnes, Mr. Largent and Mr. Kline: (a) $1,500 per board meeting and (b) $3,000 per quarter.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth certain information concerning outstanding stock awards held by the Named Executive Officers as of December 31, 2007:

	Option Awards					Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Robert A. Hovee	-0-	10,000,000	-0-	$0.005	January 2, 2017	10,000,000	$0.0039	-0-	-0-

C. Robert Kline	-0-	-0-	-0-	N/A	N/A	-0-	-0-	-0-	-0-

James R. Largent	-0-	5,000,000	-0-	$0.005	January 2, 2017	5,000,000	$0.0039	-0-	-0-

David J. Barnes	-0-	5,000,000	-0-	$0.005	January 2, 2017	5,000,000	$0.0039	-0-	-0-

ITEM 11 — SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 31, 2007, certain information with respect to our equity securities owned of record or beneficially by (i) each of our Officer and Director; (ii) each person who owns beneficially more than 10% of each class of our outstanding equity securities; and (iii) all Directors and Executive Officers as a group.

Title of Class	Name and Address of Beneficial Owner	Amount and Nature of Beneficial Owner (1)		Percent of Class(2)
Common Stock	SUTI Holdings, LP (6) 4340 Von Karman Avenue, Suite 200, Newport Beach, California 92660	1,559,184,407	(3)	55%

Common Stock	La Jolla Cove Investors, Inc., 7817 Herschel Avenue, Suite 200, La Jolla, California 92037	118,683,055	(4)	9.99%

Common Stock	G. Raymond Pironti, Jr. 3959 Van Dyke Road, #152, Lutz, Florida 33558	46,998,691	(5)	4.23%

Common Stock	Select University Technologies, Inc. (6) 4340 Von Karman Avenue, Suite 200, Newport Beach, California 92660	17,880,000	1.67%

Common Stock	Robert A. Hovee 4340 Von Karman Avenue, Suite 200, Newport Beach, California 92660	15,309,004	1.43%

Common Stock	David R. Barnes 4340 Von Karman Avenue, Suite 200, Newport Beach, California 92660	0	0.00%

Common Stock	James R. Largent 4340 Von Karman Avenue, Suite 200, Newport Beach, California 92660	0	0.00%

Common Stock	C. Robert Kline 4340 Von Karman Avenue, Suite 200, Newport Beach, California 92660	0	0.00%

Common Stock	Shares of all directors and executive officers as a group (3 persons)	15,309,004	1.43%

(1)  Except as noted, none of these security holders has the right to acquire any amount of the shares within sixty days from options, warrants, rights, conversion privilege, or similar obligations. Each person has sole voting power and sole dispositive power as to all of the shares shown as beneficially owned by them.

(2)    Applicable percentage ownership of common stock is based on 1,069,335,511 shares issued and outstanding as of March 4, 2008. Beneficial ownership is determined in accordance with Rule 13d-3 of the Securities Exchange Act of 1934, and the information is not necessarily indicative of beneficial ownership for any other purpose. In computing the number of shares beneficially owned by a person and the percentage ownership of that person, shares of common stock subject to options or convertible or exchangeable into such shares of common stock held by that person that are currently exercisable, or exercisable within 60 days, are included.

(3)  Each share of the 55 shares of Class B preferred stock owned by SUTI Holdings LP is convertible by its terms into 1% of the outstanding common shares of the Company, including the common stock equivalents of all unexercised warrants, options and convertible securities, or a minimum of 7,272,728 shares of common stock. Since there are 1,069,335,511 shares issued and outstanding stock on March 4, 2008 (4,394,065,146) fully diluted), the 55 preferred shares would convert into 55% of the fully diluted share total, which equals 1,559,184,407 shares of common stock.

(4)  This amount is based on the current convertibility of both the Debenture and the warrants issued to La Jolla Cove Investors, Inc. by the Company in connection with the Securities Purchase Agreement between the parties and the limit on beneficial ownership as set forth in that agreement of 9.99% of the outstanding shares of common stock. The amount was calculated based upon 9.99% of the amount of outstanding shares that would result from the conversion by La Jolla Cove, plus the current outstanding shares of the Company, on March 4, 2008.

(5)  This amount consists of the following: (a) 4,919,743 shares of common stock; (b) warrants for the purchase of 18,078,948 shares of common stock exercisable for a period of three years after grant date of February 4, 2005 at $0.0025 per share; and (c) a warrant for the purchase of 24,000,000 shares of common stock (held in the name of JJ Ellis, LLC, a company controlled by Mr. Pironti), exercisable for a period of three years after grant (April 25, 2005) at the lower of $0.0025 per share or 80% of the closing price on the date of exercise. See Certain Relationships and Related Transactions for a further discussion of these warrants.

(6) SUTI Holdings LP and Select University Technologies, Inc. do not have the same individuals controlling their investment decisions and, therefore, disclaim beneficial ownership of the other company’s World Am shares.

Securities Authorized for Issuance under Equity Compensation Plans.

As of December 31, 2007, the Company had adopted four equity compensation plans (none of which has been approved by its stockholders) that still have shares remaining to be issued as of December 31, 2007. The remaining unissued shares under the 2002 Stock Compensation Plan and the 2003 Consultants Stock Compensation Plan were removed from registration in 2006.

(a)  2002 Stock Compensation Plan.

On December 16, 2002, we adopted the 2002 Stock Compensation Plan (“2002 Plan”). The purpose of the 2002 Plan is to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors capable of furthering the business of the Company by aligning their economic interests more closely with those of the Company’s stockholders, or by having the ability to pay their retainer or fees in the form of shares of common stock. All 55,000,000 shares of common stock authorized under the 2002 Plan have been registered under Form S-8 filed with the SEC during December 2002. No shares were issued under this plan during the year ended December 31, 2007. As of December 31, 2005, there were 1,800,000 shares remaining to be issued under this plan. All remaining shares were removed from registration on June 27, 2006.

(b)  2003 Consultants Stock Compensation Plan.

On August 19, 2003, we adopted the 2003 Consultants Stock Compensation Plan (“2003 Plan”). The purpose of the 2003 Plan is to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s stockholders and by having the ability to pay their retainer or fees in the form of shares of common stock or stock options. All 75,000,000 shares of common stock authorized under this plan have been registered under Form S-8 filed with the SEC during August 2003. The options are exercisable at a price as determined in each case by the board of directors, but in no event shall the price be less than 100% of the fair market value of the shares on the date of grant. There were no options granted under the plan during the year ended December 31, 2007. As of December 31, 2005, there were 13,000,000 shares of common stock remaining to be issued under the 2003 Plan. All remaining shares were removed from registration on June 27, 2006.

(c)  Non-Employee Directors and Consultants Retainer Stock Plan.

On January 5, 2001, we adopted the Non-Employee Directors and Consultants Retainer Stock Plan (“Non-Employee Plan”) (the Company adopted Amendment No. 6 to this plan on December 22, 2005). The purpose of this plan is to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s stockholders by paying their retainer or fees in the form of shares of common stock or stock options. As of December 31, 2005, all 291,000,000 shares of common stock authorized under this plan have been registered on Form S-8 filed with the SEC (the most recent being in December 2005). A total of 9,923,086 shares were issued out of the Non-Employee Plan during the year ended December 31, 2007. As of December 31, 2007, 2,161,277 shares of common stock remain to be issued under the Non-Employee Plan.

(d)  Employee Stock Incentive Plan.

On January 22, 2001, we adopted the Employee Stock Incentive Plan (“ESIP) (the Company adopted Amendment No. 4 to this plan on February 7, 2006). The ESIP is intended to allow directors, officers, employees and certain non-employees of the Company to receive options to purchase Company common stock and to receive common stock grants subject to certain restrictions. The purpose of this plan is to provide these persons with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees. All 235,000,000 shares of common stock authorized under this plan have been registered on Form S-8 filed with the SEC (the most recent being in October 2005). The options are exercisable at 80% of the closing price on the date of exercise (subsequently amended in February 2006 to an exercise price of $0.015 per share).

During the year ended December 31, 2007: (a) 4,203,136 shares, issued in 2006 and 2005, were returned and subsequently cancelled and made available for reissuance, (b) 29,806,923 shares previously issued to an escrow account but not outstanding were cancelled and made available for reissuance, (c) a total of 192,435,650 shares of common stock were awarded; and (d) 250,000,000 shares were added to the plan in May 2007. As of December 31, 2007, there were 100,578,550 shares of common stock remaining to be issued und the ESIP plan.

(e) Employee Stock Option Plan.

On January 2, 2007, our Board of Directors approved the 2007 Stock Option Plan (the “2007 Plan”) with 45,000,000 shares of our common stock available for issuance under the plan. The 2007 Plan offers selected employees, directors, and consultants an opportunity to acquire our common stock, and serves to encourage such persons to remain employed by us and to attract new employees. As of December 31, 2007, options totaling 44,500,000 shares have been granted leaving a balance of 500,000 option shares to be granted.

Equity Compensation Plan Information as of December 31, 2007

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	2003 Plan: 19,059,990 ESIP Plan: 10,060,000 2007 Stock Plan: 44,500,000	2003 Plan: $0.0122 ESIP Plan: $0.02 2007 Stock Plan: $0.005	Employee Stock Plan: 100,578,550 Non-Employee Plan: 2,161,277 2007 Stock Plan: 500,000

Total	2003 Plan: 19,059,990 ESIP Plan: 10,060,000 2007 Stock Plan: 44,500,000	2003 Plan: $0.0122 ESIP Plan: $0.02 2007 Stock Plan: $0.005	Employee Stock Plan: 100,578,550 Non-Employee Plan: 2,161,277 2007 Stock Plan: 500,000

ITEM 12 — CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Certain Relationships and Related Transactions

Other than as set forth below, during the last two fiscal years there have not been any relationships, transactions or proposed transactions to which the Company was or is to be a party, in which any of the directors, officers, or 5% or greater stockholders (or any immediate family thereof) had or is to have a direct or indirect material interest.

(a)  On February 4, 2005, we sold three units through a private offering to G. Raymond Pironti, Jr. Each unit included a warrant that entitled the holder to acquire a specific number of shares of our common stock. According to the provisions of the warrants, the holder has the right and privilege to purchase a number of fully paid and non-assessable shares of our common stock at any time through February 4, 2008. The number of shares underlying the warrants is obtained by dividing the purchase price of three units by the lowest reported bid price of our common stock during the 365-day period following the commencement of the pricing period; this number was fixed at 22,500,000 shares on February 4, 2006 (15,000,000 shares plus 7,500,000 shares based on the 1 for 2 stock dividend on August 15, 2005). As of December 31, 2007, 18,078,948 shares of common stock remain exercisable at $0.0025 per share for a period of three years from the date of grant (February 4, 2005) (the balance was exercised on a cashless basis on varying dates in 2006).

(b)  On April 25, 2005, we entered into an accounts receivable factoring and security agreement with JJ Ellis, LLC (a company controlled by Mr. Pironti) for up to $75,000 (see Exhibit 10.11). Thereafter, an Addendum to this agreement, dated August 8, 2005, was entered into by the parties (see Exhibit 10.12). However, the account receivable that was used as collateral for the factoring agreement was not assigned to the lender and when payment from the customer was received, the factor was not paid, placing the Company in default on the loan. Under the Settlement Agreement of December 2005, we agreed to pay interest at an annual rate of 18%. This loan was repaid in full during 2007.

In connection with the factoring agreement, we granted to JJ Ellis a warrant to purchase $60,000 of our common stock. The calculation of the number of shares underlying this warrant is based on the lowest bid price recorded ($0.002) over a 365 day look back period or a 20% discount at time of execution, whichever is lower. Based on this calculation, the number of shares fixed for this warrant on April 25, 2006 was 24,000,000. This warrant is exercisable for a period of three years from grant (April 25, 2005) at the lower of $0.0025 per share or 80% of the closing price on the date of exercise (none of this warrant has been exercised).  The warrant expired in February 2008 and was not exercised.

(c)   On June 10, 2005, we entered into a Share Exchange Agreement with Senz-It, Inc., a California corporation, and its stockholder, SUTI Holdings, LP (see Exhibit 10.4). Under the terms of this agreement, we issued the following in exchange for all 1,000,000 shares of Senz-It common stock outstanding:

(1)   a warrant to purchase a total of 12,000,000 shares of our common stock, exercisable at $0.0001 per share for a period of five years after issuance; and

(2)   55 shares of Series B preferred stock (each share of which is convertible, at the option of the holder, at any time after the issuance of such shares into that number of fully paid and nonassessable shares of common stock equal to 1% of the outstanding shares of our common stock then outstanding, after giving consideration to the shares issued as a result of the conversion, any options, warrants, or other convertible securities then outstanding, and any other securities issued simultaneously on the date of conversion). Each share of Class B preferred stock is entitled to the number of votes to which the holders thereof would be entitled if they converted their shares of Class B preferred stock at the time of voting.

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

(2)   the conversion terms of the Series B preferred stock was modified so that each share is convertible into the greater of (i) 1% of the outstanding shares of our common stock then outstanding, after giving consideration to the shares issued as a result of the conversion, any options, warrants, or other convertible securities then outstanding, and any other securities issued simultaneously on the date of conversion, and (ii) 7,272,728 shares of common stock;

(3)   reference to stockholder approval on the part of the Company was deleted since under Nevada law such approval is not required; and

(4)   we agreed that no securities will be issued without the written permission of SUTI, except shares issued for services as agreed by us and SUTI unless and until director and officer insurance is obtained.

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

The management fee calls for a one-time payment of $100,000 payable in $50,000 of common stock and $50,000 of cash, at such time when we have the financial capability to pay in cash and an annual management fee of $930,000 payable in monthly installments of $77,500. Of the monthly management fee, $25,000 is payable in cash and the remainder is payable in common stock. In 2007 and 2006, we recorded $930,000 and $332,500 in management fees, respectively. As of December 31, 2007, the amount owed to Select University Technologies, Inc. under the terms of the Venture Acceleration Agreement was $186,901.

The performance fee is 6% of gross revenue for the first three years of the Venture Agreement. Thereafter, the performance fee is to be calculated at 15% of quarterly operating profit (as defined in the Agreement).

(e)  On June 13, 2005, we borrowed $5,000 under a promissory note from Torrey Peaks Ventures, a company controlled by our then president, James Alexander (see Exhibit 10.5). This note was amended on July 14, 2005 (see Exhibit 10.6) so that: (a) the term was extended to one year from the commencement date, and (b) the note was assigned to Innovision, Ltd., a firm controlled by Karen Alexander, Mr. Alexander’s wife. This note has been repaid and cancelled.

(f)  On July 28, 2005, we granted Mr. Pironti a warrant to purchase 2,516,129 shares of common stock for services rendered to the Company (this number was adjusted to 3,774,194 based on the stock dividend). This warrant was exercisable beginning on January 29, 2006 for a period of four years thereafter at an exercise price of 10% of the closing price on the date of exercise. This warrant was exercised on a cashless basis on October 13, 2006.

(g)  On October 10, 2005, we granted options to purchase shares of our common stock to the following current and former directors: (i) James Alexander: 45,000,000 shares to cover accrued but unpaid salary owed to him by the Company; (ii) Robert Hovee: 18,750,000 shares (subsequently reduced on November 17, 2005 to 2,000,000 shares) to cover services performed for the Company; (iii) David J. Barnes: 9,375,000 shares (subsequently reduced on December 8, 2005 to 2,000,000 shares) to cover services performed for the Company; and (iv) James R. Largent: 9,375,000 shares (subsequently reduced on December 8, 2005 to 2,000,000 shares) to cover services performed for the Company. These options are exercisable into free trading shares of common stock under the Company’s Employee Stock Incentive Plan. On February 13, 2006, all remaining options held by Mr. Hovee, Mr. Barnes, and Mr. Largent were returned to the Company and cancelled.

(h)  On May 18, 2006, our subsidiary, Isotec, issued a demand promissory note in favor of our controlling stockholder, SUTI Holdings, LP. Under this note, we may borrow up to $100,000. These funds are being used to assist in with our ongoing operations. Under the terms of the promissory note in connection with this loan, the principal and all accrued interest is to be no later than 30 days following the commencement date. The principal amount from time to time outstanding is to bear simple interest from the commencement date through the maturity date at a rate equal to 8% of the loan amount. In the event of an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%. No monies were owed under this note at December 31, 2007.

(i)  On July 21, 2006, Mr. Hovee received 9,142,857 shares of free trading common stock as payment for services rendered to the Company. These shares were valued at $64,000 ($0.007 per share).

(j)  On February 1, 2007, we granted options under the Company’s Directors, Officers and Employees Stock Options Plan to each of its executive officers as follows: Robert Hovee: 10,000,000 shares; David Barnes: 5,000,000 shares; and James Largent: 5,000,000 shares.

(k)  On February 13, 2007, we granted 7,616,147 shares of common stock to Mr. Hovee as compensation for services rendered to the Company valued at $34,273 ($0.0045 per share).

(l)   On February 21, 2007, we entered into a consulting agreement with our chief executive officer, Robert Hovee, through an agreement with RAH Consulting Group, Inc. (see Exhibit 10.13). This agreement covers his services to be rendered in that position for the period of January 1, 2007 through December 31, 2007. In consideration of the services rendered, we will pay Mr. Hovee a fee of $8,000 per month, in cash or stock, at our discretion. Mr. Hovee will be eligible to participate in the Company’s Stock Option Plan, effective on January 2, 2007. We will reimburse Mr. Hovee for all reasonable business expenses incurred while performing services for the Company. In addition, healthcare insurance premiums for Mr. Hovee will be paid by us. This agreement is to remain in effect until terminated by either party as of the date set forth in a written notice to the other party delivered in accordance with the notice provisions of the agreement at least 30 days prior to such date. In the event of the termination of this agreement, any accrued but unpaid fees will be paid within ten days of the effective date of such termination. The consulting agreement was extended on March 10, 2008.

(m)  We share office space with Select University Technologies, Inc. We are charged $800 per month, plus operating and administrative expenses. The total rent and operating expenses charged to us for the years ended December 31, 2007 and 2006 was $7,893 and $47,719, respectively.

For each of the transactions noted above, the transaction was negotiated, on our part, on the basis of what is in the best interests of the Company and its stockholders. In addition, in each case the interested affiliate did not vote in favor of the transaction; however, the full board of directors did make the determination that the terms in each case were as favorable as could have been obtained from non-affiliated parties.

Certain of our officers and directors are engaged in other businesses, either individually or through partnerships and corporations in which they have an interest, hold an office or serve on a board of directors. As a result, certain conflicts of interest may arise between us and such officers and directors. We will attempt to resolve such conflicts of interest in our favor.

Director Independence

We do not have a nominating committee, compensation committee or executive committee of the board of directors, stock plan committee or any other committees, except for an Audit Committee, which is composed of Dr. Kline (who is an independent director of the company). Dr. Kline has been designated as the Audit Committee financial expert.

ITEM 13 — EXHIBITS

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

4.21	Registration Rights Agreement between the Company and Golden Gate Investors, Inc., dated January 23, 2006 (incorporated by reference to Exhibit 4.5 of the Form 8-K filed on February 10, 2006).

4.22	Addendum to Convertible Debenture and Warrant To Purchase Common Stock, dated February 7, 2006 (incorporated by reference to Exhibit 4.6 of the Form 8-K filed on February 10, 2006).

4.23	Amended and Restated Employee Stock Incentive Plan (Amendment No. 4), dated February 7, 2006 incorporated by reference to Exhibit 4 of the Form S-8 POS filed on February 14, 2006).

4.24	Cancellation Letter between the Company and Golden Gate Investors, Inc., dated June 14, 2006 (incorporated by reference to Exhibit 4.7 of the Form 8-K/A filed on June 27, 2006).

4.25	Securities Purchase Agreement between the Company and La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.8 of the Form 8-K/A filed on June 27, 2006).

4.26	6¾% Convertible Debenture issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.9 of the Form 8-K/A filed on June 27, 2006).

4.27	Warrant to Purchase Common Stock (due June 19, 2009) issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.10 of the Form 8-K/A filed on June 27, 2006).

4.28	Warrant to Purchase Common Stock (due June 19, 2011) issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.11 of the Form 8-K/A filed on June 27, 2006).

4.29	Registration Rights Agreement between the Company and La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.12 of the Form 8-K/A filed on June 27, 2006).

4.30	Additional Transaction Letter between the Company and La Jolla Cove Investors, Inc., dated June 22, 2006 (incorporated by reference to Exhibit 4.13 of the Form 8-K/A filed on June 27, 2006).

4.31	2007 World Am, Inc. Stock Option Plan, dated January 2, 2007 (filed herewith).

10.1	Employment Agreement between the Company and James Alexander, dated February 20, 2002 (incorporated by reference to Exhibit 10.4 of the Form 10-QSB filed on May 14, 2002).

10.2	Amendment A to Employment Agreement between the Company and James Alexander, dated as of February 20, 2002 (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on April 11, 2003).

10.3	Amendment B to Employment Agreement between the Company and James Alexander, dated January 15, 2004 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB filed on April 20, 2004).

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

10.10	Demand Promissory Note issued by the Company in favor of SUTI Holdings, LP, dated May 18, 2006 (incorporated by reference to Exhibit 10.10 of the Form 10-KSB filed on April 2, 2007).

10.11	$75,000 Factoring Agreement between the Company and JJ Ellis, LLC, dated April 25, 2005, and attached warrant (incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on April 2, 2007).

10.12	Addendum to Factoring Agreement, dated August 8, 2005 (incorporated by reference to Exhibit 10.12 of the Form 10-KSB filed on April 2, 2007).

10.13	Consulting Agreement between the Company and Robert Hovee, dated February 21, 2007 (incorporated by reference to Exhibit 10.13 of the Form 10-KSB filed on April 2, 2007).

10.14	Consulting Agreement between the Company and Robert Hovee, dated February 19, 2008 (filed herewith).

10.15*	Cost Reimbursement Subcontract dated November 1, 2007 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 12, 2007).

14	Code of Business Conduct and Ethics, adopted by the Company’s board of directors (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on April 20, 2004).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on July 12, 2004).

16.2	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 3, 2006).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on June 30, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert A. Hovee (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Robert Kline (filed herewith).

32.1	Section 1350 Certification of Robert A. Hovee (filed herewith).

32.2	Section 1350 Certification of C. Robert Kline (filed herewith).

99.1	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.3 of the Form 10-KSB filed on April 21, 2005).

99.2	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.4 of the Form 10-KSB filed on April 21, 2005).

* Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

ITEM 14 — PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed in each of the fiscal years ended December 31, 2007 and 2006 for professional services rendered by the principal accountant for the audit of our annual financial statements and review of the financial statements included in our Form 10-KSB or services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for those fiscal years were $127,600 and $71,000, respectively.

Audit - Related Fees

There were no fees billed for services reasonably related to the performance of the audit or review of the financial statements outside of those fees disclosed above under “Audit Fees” for fiscal years 2007 and 2006.

Tax Fees

For the fiscal years ended December 31, 2007 and, 2006, our principal accountants did not render any services for tax compliance, tax advice, and tax planning work.

All Other Fees

None.

Audit Committee

Our Audit Committee consists of C. Robert Kline, who is an independent director. The Audit Committee has not adopted a written charter. Dr. Kline has been designated as the Audit Committee’s “financial expert” as defined in Item 401(e) of Regulation S-B.

The primary responsibility of the Audit Committee is to oversee our financial reporting process on behalf of the Board of Directors and report the result of their activities to the Board. Such responsibilities include, but are not limited to, the selection and if necessary the replacement, of our independent registered public accounting firm, and the review and discussion with such independent registered public accounting firm (i) the overall scope and plans for the audit, (ii) the adequacy and effectiveness of the accounting and financial controls, including our system to monitor and manage business risks, and legal and ethical programs, and (iii) the results of the annual audit, including the consolidated financial statements to be included in our Annual Report on Form 10-KSB.

Our policy is to pre-approve all audit and permissible non-audit services provided by the independent registered public accounting firm. These services may include audit services, audit-related services, tax services and other services. Pre-approval is generally provided for up to one year and any pre-approval is detailed as to the particular service or category of services and is generally subject to a specific budget. The independent registered public accounting firm and management are required to periodically report to the Audit Committee regarding the extent of services provided by the independent registered public accounting firm in accordance with this pre-approval, and the fees for the services performed to date. The Audit Committee may also pre-approve particular services on a case-by-case basis.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

World Am, Inc.

We have audited the accompanying consolidated balance sheets of World Am, Inc. (a development stage company) (the “Company”) as of December 31, 2007 and 2006, and the related consolidated statements of operations, stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative data from March 4, 2005 (inception) to December 31, 2005 in the consolidated statements of operations, stockholders’ deficit and cash flows, which were audited by another independent registered public accounting firm whose report dated April 21, 2006, which expressed an unqualified opinion (the report was modified related to the uncertainty of the Company’s ability to continue as a going concern), has been furnished to us. Our opinion, insofar as it relates to the amounts included for the cumulative period from March 4, 2005 (inception) to December 31, 2005, is based solely on the report of the other independent registered public accounting firm.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, based on our audits and the report of the other independent registered public accounting firm, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of World Am, Inc. (a development stage company) as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the cumulative period from March 4, 2005 (inception) to December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred recurring losses and has yet to be successful in establishing profitable operations. Additionally, the Company’s current liabilities exceed its current assets. These factors, among others, raise substantial doubt about the Company’s ability to continue as a going concern. Management’s plans regarding those matters are also described in Note 1. The financial consolidated statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ KMJ Corbin & Company, LLP
Irvine, California April 10, 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders
World Am, Inc.
Newport Beach, California

We have audited the consolidated statements of operations, stockholders’ deficit, and cash flows for the period from March 4, 2005 (Inception) through December 31, 2005 of World Am, Inc. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of World Am, Inc. as of December 31, 2005, and the results of its operations and cash flows for the period from March 4, 2005 (Inception) through December 31, 2005 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ L.L. Bradford & Company, LLC
April 21, 2006 Las Vegas, Nevada

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	December 31,
	2007	2006
ASSETS
Current assets
Cash and cash equivalents	$538,373	$122,008
Accounts receivable, net of allowance of $0 in 2007 and in 2006	77,167	18,474
Unbilled revenues on uncompleted contracts	73,465	—
Inventories	44,162	79,801
Prepaid expenses and other current assets	32,156	5,360
Advances to related party	3,259	—
Total current assets	768,582	225,643

Intangible assets	184,547	25,000
Fixed assets, net	71,675	4,489
Refundable deposit	5,127	3,820

Total assets	$1,029,931	$258,952

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$744,876	$811,676
Due to stockholders	321,884	325,009
Due to related parties	186,901	222,207
Payroll taxes payable	192,177	328,070
Deferred revenue	57,563	61,347
Notes payable - short term	1,193	99,441
Convertible debenture and accrued interest payable, net of unamortized discount of $118,548 in 2007 and $210,714 in 2006	157,687	72,970
Total current liabilities	1,662,281	1,920,720

Notes payable	2,239	—
Derivative and warrant liabilities	2,056,313	2,651,660

Total liabilities	3,720,833	4,572,380

Commitments and contingencies

Stockholders’ deficit
Class A preferred stock, $0.0001 par value; liquidation preference of $1,700 per share; 40,000,000 shares authorized, 1,369 shares issued and no shares outstanding as of December 31, 2007 and 2006	—	—
Class B preferred stock, $0.0001 par value; liquidation preference of $145,455 per share; 40,000,000 shares authorized, 55 shares issued and outstanding as of December 31, 2007 and 2006	—	—

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS
(continued)

	December 31,
	2007	2006
Common stock; $0.0001 par value; 1,500,000,000 shares authorized, 1,008,192,691 shares issued and outstanding as of December 31, 2007, and 359,844,014 shares issued and 330,037,091 shares outstanding as of December 31, 2006(1)	100,819	33,004
Additional paid-in capital	4,149,659	630,214
Deficit accumulated during the development stage	(6,941,380)	(4,976,646)

Total stockholders’ deficit	(2,690,902)	(4,313,428)

Total liabilities and stockholders’ deficit	$1,029,931	$258,952

(1)The difference between the issued shares and outstanding shares as of December 31, 2006 is the number of shares held by the Company’s transfer agent in escrow for future issuance under the Company’s Stock Inventive Plan. The escrow shares were cancelled in 2007.

See notes to the consolidated financial statements.

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2007	Year Ended December 31, 2006	From March 4, 2005 (Inception) Through December 31, 2007
Revenues:
Contract research and development revenue	$115,573	$—	$115,573
Product sales	657,809	245,476	1,116,057
	773,382	245,476	1,231,630

Cost and expenses:
Cost of contract research and development revenue	115,573	—	115,573
Cost of product sales	336,310	82,827	534,922
General and administrative expenses	3,417,247	2,062,487	6,151,225

Loss from operations	(3,095,748)	(1,899,838)	(5,570,090)

Other income (expense)
Change in fair value of derivative and warrant liabilities	1,203,222	663,793	1,867,015
Interest expense	(117,369)	(3,138,687)	(3,267,969)
Miscellaneous income (expense)	(141)	(1,407)	(15,638)
Interest income	45,302	—	45,302
Total other income (expense)	1,131,014	(2,476,301)	(1,371,290)

Loss before provision for income taxes	(1,964,734)	(4,376,139)	(6,941,380)

Provision for income taxes	—	—	—

Net loss	$(1,964,734)	$(4,376,139)	$(6,941,380)

Loss per common share, basic and diluted	$(0.00)	$(0.02)

Basic and diluted weighted average common shares outstanding	764,920,875	191,253,289

See notes to the consolidated financial statements

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH DECEMBER 31, 2007

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Senz-It, Inc. March 4, 2005 (inception)	—	$—	—	$—	—	$—	$—	$—	$—	$—

Issuance of shares to Senz-It, Inc. founders	—	—	55	—	—	—	10,000	—	—	10,000

Assumption by Senz-It, Inc. of World Am, Inc. capital structure and outstanding warrants and options	1,369	—	—	—	66,570,285	6,656	(773,977)	(220,000)	—	(987,321)

Common stock issued for services, at $0.004 per share	—	—	—	—	15,410,573	1,541	52,916	—	—	54,457

Common stock issued for services, at $0.003 per share	—	—	—	—	12,748,670	1,275	39,521	—	—	40,796

Common stock issued in for services, at $0.018 per share	—	—	—	—	1,795,574	180	31,961	—	—	32,141

Common stock issued to employees, at $0.024 per share	—	—	—	—	12,380,000	1,239	268,689	(4,040)	—	265,888

Conversion of note payable for shares of common stock at $0.013 per share	—	—	—	—	4,642,857	464	59,893	—	—	60,357

Net loss	—	—	—	—	—	—	—	—	(600,507)	(600,507)

Balance, December 31, 2005	1,369	—	55	—	113,547,959	11,355	(310,997)	(224,040)	(600,507)	(1,124,189)

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH DECEMBER 31, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued to employees, and for services, at $0.009 per share	—	—	—	—	6,440,000	644	57,392	—	—	58,036

Common stock issued to vendor for services, at $0.010 per share	—	—	—	—	12,000,000	1,200	121,200	—	—	122,400

Common stock issued to employees and for services, at $0.018 per share	—	—	—	—	4,773,077	478	85,542	—	—	86,020

Common stock issued to employees and for services, at $0.017 per share	—	—	—	—	1,300,000	130	21,497	—	—	21,627

Common stock issued for exercise of warrant, at $0.0001 per share	—	—	—	—	30,879,999	3,088	24,700	—	—	27,788

Common stock issued for services, at $0.014 per share	—	—	—	—	500,000	50	6,950	—	—	7,000

Payment for shares issued December 2005	—	—	—	—	—	—	—	4,040	—	4,040

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH DECEMBER 31, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued to employees and for services, at $0.015 per share	—	—	—	—	1,950,000	195	29,597	—	—	29,792

Common stock issued to employees, at $0.0119 per share	—	—	—	—	1,000,000	100	11,800	—	—	11,900

Cancellation of common stock issued to employee in 2005	—	—	—	—	(4,459,481)	(446)	(47,320)	—	—	(47,766)

Common stock issued to employees and for services, at $0.007 per share	—	—	—	—	36,985,713	3,699	255,901	—	—	259,600

Common stock issued to employees, at $0.0081 per share	—	—	—	—	3,595,125	359	28,595	—	—	28,954

Common stock issued to employees and for services, at $0.0054 per share	—	—	—	—	5,144,240	514	26,834	—	—	27,348

Common stock issued for services, at $0.006 per share	—	—	—	—	2,153,846	215	12,708	—	—	12,923

Common stock issued for services, at $0.0045 per share	—	—	—	—	5,952,381	595	26,189	—	—	26,784

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH DECEMBER 31, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-in	Receivable Related to Issuance of	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Reversal of receivable related to issuance of common stock	—	—	—	—	—	—	(220,000)	220,000	—	—

Common stock issued for services, at $0.005 per share	—	—	—	—	22,362,000	2,236	109,574	—	—	111,810

Exercise of stock option at $0.002 per share	—	—	—	—	3,396,774	340	6,454	—	—	6,794

Common stock issued to employees, at $0.0048 per share	—	—	—	—	3,603,301	360	16,781	—	—	17,141

Common stock issued for services, at $0.0043 per share	—	—	—	—	3,136,905	314	13,036	—	—	13,350

Common stock issued to employees and for services, at $0.0041 per share	—	—-	—	—	6,720,896	672	26,951	—	—	27,623

Common stock issued for services, at $0.0040 per share	—	—-	—	—	4,054,356	406	15,812	—	—	16,218

Common stock issued for cash, at $0.005 per share	—	—	—	—	65,000,000	6,500	307,850	—	—	314,350

Options vesting during the year	—	—	—	—	—	—	3,168	—	—	3,168

Net loss	—	—	—	—	—	—	—	—	(4,376,139)	(4,376,139)
Balance, December 31, 2006	1,369	—	55	—	330,037,091	33,004	630,214	—	(4,976,646)	(4,313,428)

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH DECEMBER 31, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued for services, at $0.0049 per share	—	—	—	—	17,220,298	1,722	83,726	—	—	85,448

Common stock issued to employees, at $0.0047 per share	—	—	—	—	3,483,197	348	16,182	—	—	16,530

Common stock issued for cash, at $0.005 per share	—	—	—	—	105,000,000	10,500	514,500	—	—	525,000

Common stock issued for services, at $0.007 per share	—	—	—	—	15,404,838	1,540	111,235	—	—	112,775

Common stock issued to employees, at $0.0073 per share	—	—	—	—	3,030,387	303	22,825	—	—	23,128

Common stock issued to employees and for services, at $0.008 per share	—	—	—	—	7,323,696	732	47,437	—	—	48,169

Cancellation of common stock issued to a consultant in 2006, subsequently replaced	—	—	—	—	(4,103,136)	(410)	(20,590)	—	—	(21,000)

Common stock issued to employees and for services, at $0.006 per share	—	—	—	—	69,379,069	6,939	418,487	—	—	425,426

Common stock issued for cash, at $0.008 per share	—	—	—	—	375,000,000	37,500	2,962,500	—	—	3,000,000

Common stock issued to employees and for services, at $0.005 per share	—	—	—	—	9,994,301	999	49,219	—	—	50,218

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH DECEMBER 31, 2007
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Cancellation of common stock issued to an employee in 2005	—	—	—	—	(100,000)	(10)	(870)	—	—	(880)

Initial fair value of warrants reclassified to derivatives and warrant liabilities	—	—	—	—	—	—	(607,875)	—	—	(607,875)

Common stock issued to employees and for services, at $0.004 per share	—	—	—	—	9,270,154	927	39,484	—	—	40,411

Common stock issued to employees and for services, at $0.003 per share	—	—	—	—	43,862,741	4,386	125,322	—	—	129,708

Common stock issued to convert debt at calculated price of $.00022 per share	—	—	—	—	4,731,379	473	527	—	—	1,000

Common stock issued for exercise of warrant at $1.00 per share	—	—	—	—	10,000	1	9,999	—	—	10,000

WORLD AM, INC.
(A DEVELOPMENT STAGE COMPANY)
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM MARCH 4, 2005 (INCEPTION) THROUGH DECEMBER 31, 2007
(continued)

	Class A Preferred Stock			Class B Preferred Stock		Common Stock		Additional Paid-In	Receivable Related to Issuance of Common	Deficit Accumulated During the Development	Total Stockholders’
	Shares		Amount	Shares	Amount	Shares	Amount	Capital	Stock	Stage	Deficit
Common stock issued to employees and for services, at $0.002 per share	—		—	—	—	18,648,676	1,865	41,387	—	—	43,252

Stock issuance costs	—		—	—	—	—	—	(324,750)	—	—	(324,750)

Options vesting during the period	—		—	—	—	—	—	30,700	—	—	30,700

Net loss	—		—	—	—	—	—	—	—	(1,964,734)	(1,964,734)

Balance, December 31, 2007	1,369	(1)	$—	55	$—	1,008,192,691	$100,819	$4,149,659	$—	$(6,941,380)	$(2,690,902)

(1) In January 2006, the Company made the determination to cancel the 1,369 shares of Class A preferred stock based on non-performance under a related loan agreement. Therefore, the Company considers these shares to be issued, since they have not actually been cancelled yet, but not outstanding.

See notes to the consolidated financial statements.

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2007	Year Ended December 31, 2006	From March 4, 2005 (Inception) Through December 31, 2007
Cash flows from operating activities:

Net loss	$(1,964,734)	$(4,376,139)	$(6,941,380)

Adjustments to reconcile net loss to net cash used in operating activities:
Initial fair value of derivative and warrant liabilities	—	3,040,453	3,040,453
Change in fair value of derivative and warrant liabilities	(1,203,222)	(663,793)	(1,867,015)
Depreciation	17,163	2,790	21,793
Stock issued for services	953,185	837,554	2,244,378
Loss of reclassification of capital lease asset	—	—	2,388
Options vesting during the period	30,700	3,168	33,868
Amortization of discount on convertible debt	92,166	64,286	156,452
Changes in operating assets and liabilities:
Accounts receivable, net	(58,693)	5,634	(29,051)
Unbilled revenues on uncompleted contracts	(73,465)	—	(73,465)
Inventories	35,639	(67,649)	(33,078)
Prepaid expenses and other current assets	(26,796)	(5,360)	(32,156)
Refundable deposits	(1,307)	3,230	5,123
Accounts payable and accrued expenses	(68,649)	812,570	678,181
Due to stockholders	(3,125)	—	(3,125)
Payroll taxes payable	(135,893)	31,346	7,658
Net change in due to related parties	(38,565)	(232,601)	(155,943)
Deferred revenue	(3,784)	61,347	57,563

Net cash used in operating activities	(2,449,380)	(483,164)	(2,887,356)

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31, 2007	Year Ended December 31, 2006	From March 4, 2005 (Inception) Through December 31, 2007
Cash flows from investing activities:
Cash acquired in reverse merger	—	—	935
Purchase of fixed assets	(84,349)	(1,409)	(85,758)
Purchase of intangible assets	(159,547)	(25,000)	(184,547)
Net cash used in investing activities	(243,896)	(26,409)	(269,370)

Cash flows from financing activities:
Net proceeds from sale of common and preferred stock, net of issuance costs	3,200,250	318,390	3,528,640
Proceeds from exercise of warrants	10,000	27,788	37,788
Proceeds from issuance of notes payable	3,432	275,000	278,432
Principal payments on notes payable	(104,041)	—	(149,761)
Net cash provided by financing activities	3,109,641	621,178	3,695,099

Net change in cash	416,365	111,605	538,373

Cash, beginning of period	122,008	10,403	—

Cash, end of period	$538,373	$122,008	$538,373

WORLD AM, INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS
(continued)

	Year Ended December 31,		From March 4, 2005 (Inception) Through December
	2007	2006	31, 2007
Supplemental disclosure of cash flow information:
Cash paid for income taxes	$800	$—	$800

Cash paid for interest	$21,747	$1,468	$24,442

Schedule of non-cash operating, investing and financing activities:
Acquisition of Senz-It, Inc. patent, licenses and options	$—	$—	$1,063,992

Acquisition other assets and liabilities in reverse merger	$—	$—	$(995,956)

Reclassification of capital lease	$—	$—	$(8,175)

Removal of fixed asset due to reclassification of capital lease	$—	$—	$10,563

Discount on convertible debt	$—	$275,000	$275,000

Initial fair value of warrants reclassified to derivative and warrant liabilities	$607,875	$—	$607,875

Conversion of debt to common stock	$1,000	$—	$1,000

See notes to the consolidated financial statements

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION

Organization.

World Am, Inc. (“World Am” or “the Company”) was incorporated in Florida in 1994. In 2002, World Am changed its domicile from Florida to Nevada. The Company currently has three wholly-owned subsidiaries: Technology Development International, Inc. (“TDI”), Isotec, Inc. (“Isotec”) and Senz-It, Inc. (“Senz-It”).

TDI is a Colorado corporation incorporated in 1997 and, at present, is dormant.

Isotec is a Colorado corporation incorporated in 1998 that develops, manufactures and distributes automated passage control and security devices to government and other commercial enterprises. At present, the majority of the Company’s revenue is generated by Isotec.

Senz-It is a California corporation incorporated on March 4, 2005 to develop, commercialize and market technology in the field of micro-sensor elements and sensor arrays to the homeland security, indoor air quality, food purity and processing and medical diagnostic industries.

Acquisition of Senz-It, Inc. and Reverse Acquisition Accounting.

On August 31, 2005, the Company consummated an agreement to acquire 100% of the issued and outstanding capital stock of Senz-It, Inc. In exchange, the Company issued a warrant to purchase 18,000,000 shares of its common stock and 55 shares of its Series B convertible preferred stock to SUTI Holdings LP (“SUTI”), the owner of Senz-It at the time. The exercise price of the common shares under these warrants is $0.001 per share. The warrant vested immediately and expires in August 2010. Each share of Class B preferred stock is convertible into the greater of (i) 1% of the outstanding common shares of the Company at the time of conversion, including the common stock equivalents of all unexercised warrants, options and convertible securities, and (ii) 7,272,728 shares of common stock. The holders of the Series B preferred stock are entitled to the number of votes the holder would be entitled to had they converted the shares of Series B preferred stock at the time of the vote. In addition, SUTI has selected three directors to sit on the Company’s board of directors, constituting a majority of the board.

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

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (continued)

On March 7, 2006, SUTI Holdings, LP, the former stockholder of Senz-It, assigned the warrant to Select University Technologies, Inc., which then exercised the warrant in a cashless transaction that resulted in the issuance of 17,880,000 restricted shares of common stock (the balance of 120,000 shares was withheld in the cashless exercise of the warrant).

Basis of Presentation.

The accompanying consolidated financial statements present the consolidated financial statements of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The Company is in the development stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises,” with its principal activity being: (a) developing, manufacturing and distributing automatic passage control and security devices, and (b) marketing innovative technologies in the field of micro-sensor elements and sensor arrays.

Going Concern.

The Company’s net losses and accumulated deficit were $6,941,380 for the period from March 4, 2005 (inception) through December 31, 2007. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might experience will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.

From October 2006 through December 2007, the Company has raised approximately $3.8 million, before stock issuance costs, through private offerings of its common stock. Despite the Company’s success in the offerings, there is no assurance that the Company will be able to continue to obtain debt or equity financing on terms acceptable to the Company, if at all. The inability to obtain sufficient funds from operations or external sources would require the Company to curtail or cease operations. Any additional equity financing may involve substantial dilution to then existing stockholders.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - ORGANIZATION AND BASIS OF PRESENTATION (continued)

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

Reclassification.

Certain amounts in the 2006 consolidated financial statements have been reclassified to conform to the 2007 presentation.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.

The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the realization of accounts receivable and inventories, the realizability of long-lived assets, the value of shares and options issued for services and the amount of the deferred tax asset valuation allowance. Accordingly, actual results could differ from these estimates.

Concentration of Credit Risk.

Cash.

The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. At December 31, 2007, the Company had approximately $538,000 cash, which is in excess of the insured limit. Management believes the risk of loss of cash balances in excess of the insured limit to be low.

Customers.

The Company had five and three customers that accounted for approximately 93% and 83% of revenues in 2007 and 2006, respectively. The Company had two customers and one customer that accounted for 84% and 96% of accounts receivable at December 31, 2007 and 2006, respectively.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Accounts Receivable.

Accounts receivable consists of amounts billed to customers upon performance of service or delivery of goods. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified. The Company records specific reserve provisions for individual accounts when the Company becomes aware of a customer’s inability to meet its financial obligation to the Company.

Inventories.

Inventories are stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventories consist of raw materials, work-in-process and finished goods held for sale. The Company’s management monitors the inventories for excess and obsolete items and makes necessary valuation adjustments when required. Adjustments are considered to be a permanent reduction in the cost basis of the corresponding inventory. Inventories consist of raw materials used in product sales by Isotec at December 31, 2007 and 2006. Certain raw materials used in Isotec’s products are only available from a few suppliers. If these sources of raw materials are lost, Isotec’s production could be significantly affected.

Estimated Costs to Complete and Accrued Loss on Contracts.

The Company reviews and reports on the performance of its contracts against the respective plans. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETC”). ETCs include management’s current estimates of remaining amounts for direct labor, material, subcontract support and allowable indirect costs based on each contract’s completion status and either the current or adjusted future technical requirements under the contract. If an ETC indicates a potential overrun against budgeted program resources, management generally seeks to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such revision. To mitigate the financial risk of such revisions, the Company attempts to negotiate as much flexibility in deliverable dates as possible. When revisions to the contract do not appear possible within program budgets, an accrual for contract overrun is recorded based on the most recent ETC of the particular program. For the year ended, December 31, 2007 the Company has not estimated any cost overruns on its contract.

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

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Long-Lived Assets.

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of December 31, 2007, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

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

Derivative Financial Instruments.

In accounting for non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company’s derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. (“LaJolla Cove”) (see Note 8). These embedded instruments related to the Debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

During the year ended December 31, 2006, the Company recorded the initial fair value of the conversion feature of $1,151,759 of which $876,759 was recorded as interest expense in the consolidated statement of operations and $275,000 was recorded as a discount on the debt and is being amortized to interest expense over the life of the debt. The Company also recorded the initial fair value of the attached warrants, related to the debt financing in 2006, of $2,075,694 as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2006. The initial fair value of the conversion-related derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend-yield of 0%, annual volatility of 127% and risk-free interest rate of 4.70% - 4.74%. At December 31, 2006, the fair value of the conversion feature and the warrants amounted to $2,565,660. The decrease in the fair value of the conversion features and warrants of $643,793 is included as a component of other income in the accompanying consolidated statement of operations. At December 31, 2007, the fair value of the La Jolla Cove conversion feature and the warrants amounted to $1,788,376. The 2007 decrease in the fair value of the La Jolla Cove conversion features and warrants of $777,284 is included as other income in the accompanying consolidated statement of operations.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

As of December 31, 2007, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 133.2% - 161.8%, and risk free interest rate of 3.07% - 3.45%. The derivatives are classified as long-term liabilities in the accompanying consolidated balance sheet.

In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting date. Non-employee stock options and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, volatility of 138% and risk free interest rate of 4.54%. The initial fair value assigned to the non-employee options and warrants prior to fiscal 2007 was $124,000, which was recorded as interest expense. At December 31, 2006, the fair value of the non-employee warrant was $86,000. During 2007, the Company reclassified additional derivative liability of $607,875 from additional paid-in-capital for warrants granted primarily in connection with equity offerings. Additionally, in the fourth quarter of 2007, 100,000 warrant shares were issued to a research company at a price of $0.005 per share, with a five-year right of exercise period. These warrants were valued at $222.

At December 31, 2007, the fair value of the non-employee warrants was $267,937. The decrease in the fair value of non-employee stock options and warrants in the amount of $425,938 since December 31, 2006 is included in other income in the accompanying consolidated statement of operations.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Fair Value of Financial Instruments.

The Company’s financial instruments consist of cash, accounts receivable, accounts payable, accrued expenses, amounts due to stockholders and related parties, notes payable and convertible debentures. Pursuant to SFAS No. 107, “Disclosures About Fair Value of Financial Instruments,” the Company is required to estimate the fair value of all financial instruments at the balance sheet date. The Company considers the carrying values of its financial instruments in the financial statements to approximate their fair values due to their short maturities and rates currently available to the Company for similar debt instruments, except for convertible debt, for which an equivalent instrument could not be located.

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits for the years ended December 31, 2007 and 2006, respectively.

Net Loss Per Common Share.

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings per Share,” and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the years ended December 31, 2007 and December 31, 2006, basic and diluted earnings per share were the same. Had such shares been included in diluted earnings per share, they would have resulted in weighted-average common shares of 4,394,065,146 for the year ended December 31, 2007 and 645,703,548 for the year ended December 31, 2006.

Revenue Recognition.

The Company recognizes revenue in accordance with SAB No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collection is probable.

The Company’s revenues were substantially derived from product sales at Isotec, which primarily consisted of shipments of security portals. Revenue from product sales are recorded when products are shipped.

Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems contributed $115,573and $-0- to total revenues during 2007 and 2006, respectively. The Company’s 2007 research and development contract is cost reimbursement. The Company’s cost reimbursement research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with latitude as to resources utilized. Revenues for research and development contracts are recognized as costs are incurred in the proportion that costs incurred bear to estimated final costs.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts, stated at estimated realizable value and expected to be realized in cash within one year.

As of December 31, 2007, the Company recorded deferred revenue of $57,563 for customer deposits on ordered products.

The Company has contracts with various governments and governmental agencies. Government contracts are subject to audit by the applicable governmental agency. Such audits could lead to inquiries from the government regarding the acceptability of costs under applicable government regulations and potential adjustments of contract revenues. To date, the Company has not been involved in any such audits.

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

Recent Accounting Pronouncements.

In December 2006, the FASB issued FASB Staff Position No. EITF 00-19-2 “Accounting for Registration Payment Arrangements” (“FSP EITF 00-19-2”), which establishes the standard that contingent obligations to make future payments under a registration rights arrangement shall be recognized and measured separately in accordance with Statement 5 and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss.” Early adoption of FSP EITF 00-19-2 is permitted, and the Company has elected such early adoption. The adoption of FSP EITF 00-19-2 did not have a material impact on the Company’s consolidated financial position or results of operations.

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In June 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF Issue 07-3”). The guidance in EITF Issue 07-3 requires the Company to defer and capitalize non-refundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. The Company intends to adopt EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will apply to Senz-It’s research and development contractual arrangements entered into after January 1, 2008 and the Company does not expect the adoption to have a material impact on its consolidated financial position, results of operations or cash flows.

NOTE 3 - INTANGIBLE ASSETS

During the year ended December 31, 2006, Senz-It entered into a technology license agreement with the Research Foundation of SUNY (the “Foundation”) (the “License Agreement”). The Foundation granted an exclusive field of use license to Senz-It to facilitate the development and commercialization of certain technology developed at SUNY. Per the License Agreement, Senz-It will have the exclusive license to make, have made, use, sell and offer for sale certain licensed products over the term of the License Agreement of ten years. In exchange for this license, Senz-It paid an upfront fee of $25,000 which it recorded as an intangible asset, royalties of 3% of net sales with an annual minimum of $10,000, 35% of any defined sublicensing fees, reimburse the Foundation for certain defined patent costs for the licensed technologies, and provide additional research funding to SUNY, which the Company expenses, as follows:

March 31, 2007: $25,000; March 31, 2008: $50,000; March 31, 2009: $75,000; March 31,2010: $100,000; March 31, 2011: $125,000

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

During 2007, the Company incurred minimum royalty fee expense of $10,000 and $159,547 for patent cost reimbursement. As of December 31, 2007, Senz-It has incurred a total of $184,547 related to the License Agreement and has recorded the costs as an intangible asset in the accompanying consolidated financial statements. Upon commencement of sales of the licensed technologies, Senz-It will amortize the cost of the intangibles over the lesser of either their estimated useful life or the remaining term of the License Agreement. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

NOTE 4 - DUE TO STOCKHOLDERS

Due to stockholders was $321,884 and $325,009 as of December 31, 2007 and 2006, respectively. The balance consists of un-reimbursed expenses and accrued wages to various stockholders and employees, including $251,884 that is owed to the Company’s former president and chief executive officer for accrued salary and reimbursement of expenses and $70,000 payable related to a finder’s fee and other services provided by a consultant. These amounts are non-interest bearing and are due on demand.

NOTE 5 - FIXED ASSETS

Fixed assets consist of the following at December 31:

	2007	2006
Furniture and equipment	$4,541	$4,209
Computers	13,985	6,307
Machinery and equipment	84,211	7,872
	102,737	18,388
Less: accumulated depreciation	(31,062)	(13,899)
	$71,675	$4,489

Depreciation expense was $17,163 and $2,790 for the years ended December 31, 2007 and 2006, respectively.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 - PAYROLL TAXES PAYABLE

As of December 31, 2007 and December 31, 2006, payroll taxes payable consist of late payroll taxes and estimated accrued interest and penalties for payroll and stock option activity totalling $192,177 and $328,070 as of December 31, 2007 and 2006, respectively. A payment arrangement through 2008 has been agreed upon between the parties that will resolve this matter.

NOTE 7 - INCOME TAXES

The income tax benefit consists of the following for the periods ended December 31:

	2007	2006
Current:
Federal	$—	$—
State	—	—
	—	—
Deferred:
Federal	(792,000)	(521,000)
State	(206,000)	(387,000)
	(998,000)	(908,000)
Less: change in valuation allowance	998,000	908,000
	$—	$—

Deferred income taxes are provided for the tax effects of temporary differences in the reporting of income for financial statement and income tax reporting purposes and arise principally from net operating loss carry forwards. The Company has federal and state tax net operating loss carry forwards available for future periods of approximately $16,000,000, of which $10,440,629 was incurred by the Company prior to the merger. Such losses may not be fully deducted due to the changes in ownership rules under Section 382 of the Internal Revenue Code. Management believes that the only net operating loss carry forwards that the Company will be able to realize are those originating since the Company’s inception on March 5, 2005 and accordingly, has recorded the provision for income taxes based upon that assumption. As of December 31, 2007 and 2006, respectively, the Company had federal and California net operating loss carry forwards that originated since the merger of approximately $5,600,000 and $2,500,000, respectively, that expire in various periods through 2027 and 2017 for federal and state purposes, respectively.

The components of the net deferred tax asset as of December 31 are as follows:

	2007	2006
Net operating loss carryforwards	$2,077,000	$1,079,000
Valuation allowance	(2,077,000)	(1,079,000)
	$—	$—

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7- INCOME TAXES (continued)

The Company’s effective tax rate differs from the federal and state statutory rates due to certain income/ (expense) items that are not includable/deductible for income tax purposes and the valuation allowance recorded for the deferred tax asset due to unused net operating loss carry forwards. Such losses may not be fully deducted due to the changes in ownership rules under Section 382 of the Internal Revenue Code and the uncertainty of taxable income in future periods. The Company has established a valuation allowance for the full tax benefit of the operating loss carry-forwards due to the uncertainty regarding realization.

The following is a reconciliation of the provision for income taxes as the expected rates to the income taxes reflected in the statements of operations:

	2007	2006
Tax benefit at federal statutory rate	(34)%	(34)%
Excludable income/non-deductible expenses	(18)	19
State tax expense, net of federal tax effect	(6)	(6)
Change in valuation allowance	58	21
	—%	—%

NOTE 8 - WARRANTS AND CONVERTIBLE DEBENTURE

The Company entered into a Securities Purchase Agreement with La Jolla Cove (see Note 2), a company under common control with Golden Gate Investors, Inc. (“Golden Gate”) dated June 19, 2006 (the “Agreement”) to replace the agreement dated January 23, 2006 with Golden Gate. Under the Agreement, La Jolla Cove agreed to provide funds to the Company in the form of a convertible debenture (the “Debenture”) in the aggregate principal amount of $500,000 with an annual interest rate of 6.25%. The conversion price is equal to the lesser of (i) $0.20, or (ii) 80% of the average of the three lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert. The number of common shares into which the Debenture may be converted is equal to the dollar amount of the Debenture being converted multiplied by eleven, minus the product of the conversion price multiplied by ten times the dollar amount of the Debenture being converted, and the entire foregoing result shall be divided by the conversion price. However, if the volume weighted average price is below $0.0005 per share during any ten consecutive trading days, La Jolla Cove may elect to convert the Debenture only, without exercising the related warrants (see below) (in such case, the number of common shares that the holder receives upon conversion of this Debenture will be the amount of the Debenture being converted divided by the conversion price).

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - WARRANTS AND CONVERTIBLE DEBENTURE (continued)

La Jolla Cove advanced a total of $275,000 in debentures under the Agreement as follows:

•	On February 7, 2006, $100,000 was disbursed directly to the Company for the purchase of the Debenture;

•	$50,000 was retained for services provided to the Company by various professionals; and

•	Another $125,000 was provided by La Jolla Cove to the Company in July 2006.

The initial fair value assigned to the conversion feature was $1,151,759, of which $275,000 was recorded as a discount on convertible debt and $876,759 was included in interest expense in 2006 consolidated statement of operations.

The discount on convertible debt is amortized to interest expense over the life of the Debenture. Amortization expense charged to operations during the years ended December 31, 2007 and 2006, was $92,166 and $64,286, respectively. Interest accrued on the Debenture and added to the principal balance was $18,403 and $12,552 for the years ended December 31, 2007 and 2006, respectively. Interest payments totalling $20,652 and $3,868 were made for the years ended December 31, 2007 and 2006, respectively. During 2007, 4,731,379 shares of common stock were issued to La Jolla Cove in connection with the conversion of $1,000 of the Debenture at a calculated conversion price of $0.00022, as defined above. Additionally, the Company repaid $5,600 of the Debentures in 2007. The balance on the debenture, including accrued interest payable (net of unamortized discount of $118,548 and $210,714 as of December 31, 2007 and 2006, respectively), was $157,687 and $72,970 as of December 31, 2007 and 2006, respectively.

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

In conjunction with the Debenture, the Company issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase 5,000,000 shares of common stock of the Company, exercisable at $1.00 per share. During 2007, La Jolla Cove exercised 10,000 warrants at $1.00 per share leaving a warrant balance of 4,990,000 shares at December 31, 2007. The Company also issued to La Jolla Cove a warrant, dated June 29, 2006, to purchase up to that number of shares of common stock equal to $2,750,000 divided by 120% of the average of the closing prices of the common stock for the 20 trading days prior to June 19, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to June 19, 2006, totalling 266,472,868 shares.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8- WARRANTS AND CONVERTIBLE DEBENTURE (continued)

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

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 - NOTES PAYABLE

In April 2005, The Company entered into an accounts receivable factoring and security agreement for up to $75,000 with a financing entity. However, the account receivable that was used as collateral for the factoring agreement was not assigned to the lender. When payment from the customer was received, the factor was not paid, placing the Company in default on the loan. Under the Settlement Agreement of December 2005, the Company agreed to pay interest at an annual rate of 18%. At December 31, 2006, the amount owed under the settlement agreement was $38,941. Interest expense was $7,760 for the year ended December 31, 2006. On May 1, 2007, the amount owed under the settlement agreement was paid in full. Interest expense on the note was $1,961 for the year ended December 31, 2007.

In April 2005, the Company issued a $30,000 note to an individual. The note is due on demand, is secured by stock and bears interest at the rate of 8% per annum. At December 31, 2006, the amount owed including interest was $34,000. On August 8, 2007, the amount owed under the note was paid in full. During 2007, the Company paid $31,524 in cash and issued common stock (500,000 shares of stock valued at $3,300) to settle this note. Interest expense on the note was $823 and $4,000 for the years ended December 31, 2007 and 2006, respectively.

The remaining $26,500 of unsecured notes payable, at December 31, 2006 were fully repaid in 2007.

NOTE 10 - STOCK COMPENSATION PLANS

2002 Consultants Stock Compensation Plan.

On December 16, 2002, the Company adopted the 2002 Stock Compensation Plan (the “2002 Plan”). The purpose of the 2002 Plan was to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company by aligning their economic interests more closely with those of the Company’s stockholders and allowing the Company to pay their retainer or fees in the form of shares of common stock. All 55,000,000 shares of common stock authorized under the 2002 Plan were registered on a Form S-8 filed with the SEC during December 2002. As of December 31, 2005, there were 1,800,000 shares remaining to be issued under the 2002 Plan. All remaining shares were removed from registration on June 27, 2006.

2003 Consultants Stock Compensation Plan.

On August 19, 2003, the Company adopted the 2003 Consultants Stock Compensation Plan (the “2003 Plan”). The purpose of the 2003 Plan was to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors for the Company capable of furthering the business of the Company by aligning their economic interests more closely with those of the Company’s stockholders and allowing the Company to pay their retainer or fees in the form of shares of common stock or stock options. All 75,000,000 shares of common stock authorized under the 2003 Plan were registered under a Form S-8 filed with the SEC during August 2003. The options were exercisable at a price as determined in each case by the board of directors, but in no event shall the price be less than 100% of the fair market value of the shares on the date of grant. As of December 31, 2005, there were 13,000,000 shares of common stock remaining to be issued under the 2003 Plan. All remaining shares were removed from registration on June 27, 2006.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK COMPENSATION PLANS (continued)

2005 Non-Employee Directors and Consultants Retainer Stock Plan.

The World Am, Inc. Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (“Non-Employee Plan”), dated December 22, 2005, is intended to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, and allow the Company to pay their retainer or fees in the form of shares of common stock or stock options. The maximum number of shares of stock that may be issued under this plan is 291,000,000 as of December 31, 2007.

A total of 10,900,000 shares were issued out of the Non-Employee Plan during the year December 31, 2006. As of December 31, 2006, 12,084,363 shares of common stock remain to be issued under the Non-Employee Plan. During the year ended December 31, 2007, 9,923,086 shares of common stock were issued out of the Non-Employee Plan, leaving a balance of 2,161,277 shares to be issued from this plan as of December 31, 2007.

2006 Employee Stock Incentive Plan.

The World Am, Inc. Amended and Restated Employee Stock Incentive Plan (“ESIP Plan”), dated February 7, 2006, is intended to allow designated officers and employees, and certain non-employees of the Company, to receive options to purchase common stock, and to receive common stock grants subject to certain restrictions. The purpose of this plan is to provide employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees of exceptional ability. The purchase price of shares under the plan is $0.015 per share. The option period begins on the date of grant and will not exceed ten years. The maximum number of shares of stock that may be issued under the amended ESIP Plan is 485,000,000 as of December 31, 2007.

During the year ended December 31, 2006: (A) 110,771,840 shares of common stock were awarded out of the ESIP Plan and (B) 4,459,481 ESIP shares, issued in 2005, were returned and subsequently cancelled in 2006 at the request of an employee. As of December 31, 2006, there were 9,004,141 shares of common stock remaining to be issued under the ESIP plan.

During the year ended December 31, 2007: (a) 4,203,136 shares, that were issued in 2006 and 2005 were returned and subsequently cancelled and made available for re-issuance due to a lack of available shares for issuance; (b) 29,806,923 shares previously issued to an escrow account but not outstanding were cancelled and made available for re-issuance; (c) a total of 192,435,650 shares of common stock were awarded (including 4,741,379 shares to La Jolla Cove for conversion of debt and exercise of warrants - see Note 8) and (d) 250,000,000 shares were added to the plan in May 2007. This left a balance of 100,578,550 shares of common stock remaining to be issued under the ESIP Plan as of December 31, 2007. The monthly fully vested stock option issued to the distributor (see Note 12), totalling 8,400,000 shares at December 31, 2007, will, when exercised, come from the ESIP Plan.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK COMPENSATION PLANS (continued)

2007 Stock Option Plan.

The World Am, Inc. Stock Option Plan, dated January 2, 2007, is intended to allow designated directors, officers and employees of the Company, to receive options to purchase restricted shares of common stock. The purpose of this plan is to provide directors, officers and employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company and to attract and retain directors, officers and employees of exceptional ability. The purchase price of shares under the plan is $0.005 per share. The option period begins on the date of grant and will not exceed ten years. The maximum number of shares of stock that may be issued under this plan is 45,000,000. Options covering a total of 44,500,000 shares have been granted for the year ended December 31, 2007 leaving a balance of 500,000 shares to be issued from this plan.

If the employee has been employed (or in the case of an independent director, been in such a position) for a period of one year from the date of the option grant, then the employee vests in 25% of the total number of shares covered by the option, and thereafter, 1/48th of the total number of shares covered by the option at the end of each full calendar month. If the employee leaves the Company prior to the expiration of the one-year period, then the employee does not have the right to purchase any shares under the option. The option remains valid only while the employee remains with the Company. Upon a termination of his or her relationship with the Company, the employee has a period of 90 calendar days thereafter to purchase the amount of shares that are vested to date or they are forfeited. As of December 31, 2007, none of the options have vested.

General Discussion.

The fair value of each stock-based award is estimated on the grant date using the Black-Scholes pricing model. Expected volatilities are based on the historical volatilities of comparable companies. The expected term of options granted is derived using the simplified method as defined in SAB No. 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	2007	2006
Risk-free interest rate	3.34%- 4.48%	4.7% - 4.74%
Expected life of the options	3-6 years	5 years
Expected volatility	127- 161.8%	127%
Expected dividend yield	0%	0%

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 - STOCK COMPENSATION PLANS (continued)

The following is a summary of all stock option activity as of December 31, 2006 and December 31, 2007 respectively, and changes during the years then ended:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2006	156,720,946	$0.012	4.08	$—
Expired/forfeited	(132,226,762)
Exercised	(3,396,774)
Cashless exercise	(377,420)
Options outstanding at December 31, 2006	20,719,990	$0.012	3.08	$—
Options exercisable at December 31, 2006	20,647,990	$0.012	3.08	$—

Granted	52,900,000	$0.007	—	$—
Expired/forfeited	—	—
Exercised	—	—

Options outstanding at December 31, 2007	73,619,990	$0.009	6.30	$—

Options exercisable at December 31, 2007	29,119,990	$0.015	2.29	$—
Options expected to vest at December 31, 2007	73,619,990	$0.009	6.30	$—

The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values, based on the Company’s closing stock price of $0.0025 as of December 31, 2007, which would have been paid by the optionee had all of them exercised their options as of that date.

Stock-based compensation expense for the year ended December 31, 2007 and 2006 was $30,700 and $3,168, respectively. These amounts were included in general and administrative expenses in the accompanying consolidated statements of operations.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
NOTE 10 - STOCK COMPENSATION PLANS (continued)

A following summarizes the activity of the Company’s non-vested options:

	Weighted-Average
	Shares	Grant-Date Fair Value	Remaining Months to Vest	Remaining Unrecognized Compensation Cost
Non-vested outstanding at January 1, 2006	144,000	$0.016	24	$2,304
Granted	—
Vested	(72,000)	$0.016		(1,152)
Forfeited	—
Non-vested outstanding at January 1, 2007	72,000	$0.016	12	1,152
Granted	52,900,000	$0.007	36-60	157,270
Vested	(8,472,000)	$0.020		(30,700)
Forfeited	—	—		—
Non-vested outstanding, related to the 2007 Stock Option Plan, at December 31, 2007	44,500,000	$0.005	49	$127,722

NOTE 11 - STOCKHOLDERS’ DEFICIT

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

NOTE 11- STOCKHOLDERS’ DEFICIT (continued)

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

On October 11, 2006, the Company commenced a private offering of up to thirty-four units at a price of $25,000 per unit. Each unit consist of 5,000,000 shares of common stock and a warrant that entitled the holder the right and privilege to purchase 1,250,000 shares of the Company’s common stock at any time up to three years after the issuance of the warrant for a price of $0.02 per share. As of December 31, 2006, thirteen units (65,000,000 shares of common stock) and warrants representing 16,250,000 shares of common stock, were sold for a total consideration of $314,350, net of issuance costs. For the year ended December 31, 2007, an additional 51 units (30 units at 12,500,000 shares per unit and 21 units at 5,000,000 shares per unit) for a total of 480,000,000 shares of common stock and warrants representing 120,000,000 shares of common stock, were sold for a total consideration of $3,200,250, net of issuance costs. The fair value of the 136,250,000 warrants issued in connection with the private offering were reclassified to derivative and warrant liabilities at December 31, 2007 (see Note 2)

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 11- STOCKHOLDERS’ DEFICIT (continued)

The following summarizes the common stock activity for the years ended December 31:

	2007	2006
Shares cancelled	(4,203,136)	(4,459,481)
Shares issued under the Non-Employee Plan	9,923,086	10,900,000
Exercise of stock option	—	3,396,774
Exercise of warrants	—	30,879,999
Shares issued under the ESIP Plan	192,435,650	110,771,840
Private sale of stock	480,000,000	65,000,000
Total net shares issued	678,155,600	216,489,132

A summary of the warrant activity is as follows:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Balance, January 1, 2006	73,380,000	$0.0019	32 months
Warrants issued	287,722,868	$0.02	36 months
Cashless exercise fee	(421,053)	$0.002
Warrants exercised	(30,879,999)	$0.0009
Balance, January 1, 2007	329,801,816	$0.019	21 months
Warrants issued	120,100,000	$0.020	36 months
Warrants exercised	(10,000)	1.00
Balance, December 31, 2007	449,891,816	$0.019	23 months

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS

G. Raymond Pironti, Jr.

(a)
On February 4, 2005, the Company sold three units through a private offering to G. Raymond Pironti, Jr. Each unit included a warrant that entitled the holder to acquire a specific number of shares of the Company’s common stock. According to the provisions of the warrant, the holder has the right and privilege to purchase a number of fully paid and non-assessable shares of the Company’s common stock at any time through February 4, 2008. The number of shares is obtained by dividing the purchase price of three units by the lowest reported bid price of the Company’s common stock during the 365-day period following the commencement of the pricing period; this number was fixed at 22,500,000 shares on February 4, 2006. As of December 31, 2007 and December 31, 2006, 18,078,948 shares of common stock remain exercisable at $0.0025 per share for a period of three years from the date of grant (February 4, 2005). In February 2008, these warrants expired unexercised.

(b)
On April 25, 2005, the Company entered into accounts receivable factoring and security agreement with JJ Ellis, LLC (a company controlled by Mr. Pironti) for up to $75,000 (and an Addendum to this agreement, dated August 8, 2005). However, the account receivable that was used as collateral for the factoring agreement was not assigned to the lender and when payment from the customer was received; the factor was not paid, placing the Company in default on the loan. Under the Settlement Agreement of December 2005, the Company agreed to pay interest at an annual rate of 18%. At December 31, 2006, the amount owed under the settlement agreement was $38,941. Interest expense on the note was $7,760. On May 1, 2007, the amount owed under the settlement agreement was paid in full for the year ending December 31, 2006. During 2007, payments totalling $40,902 were made. Interest expense on the note was $1,961 for the year ended December 31, 2007.

In connection with the factoring agreement, the Company issued to JJ Ellis a warrant to purchase $60,000 of the Company’s common stock and has been recorded as a warrant liability in the accompanying consolidated balance sheet. The calculation of the number of shares underlying this warrant is based on the lowest bid price recorded ($0.002) over a 365-day look back period or a 20% discount at time of execution, whichever is lower. Based on this calculation, the number of shares fixed for this warrant on April 25, 2006 was 24,000,000. This warrant is exercisable for a period of three years from the grant date of April 25, 2005 at the lower of $0.0025 per share or 80% of the closing price on the date of exercise (none of this warrant has been exercised at December 31, 2007 and 2006, respectively).

David J. Barnes.

For the year ended December 31, 2007, commissions in the amount of $324,750, have been paid in connection with the private equity offering (see Note 11) to Mr. David Barnes, the Company’s former Chief Financial Officer and a Director.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 12 - RELATED PARTY TRANSACTIONS (continued)

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

The management fee calls for a one-time payment of $100,000, payable in $50,000 of common stock and $50,000 of cash, at such time when the Company has the financial capability to pay in cash and an annual management fee of $930,000 payable in monthly instalments of $77,500. Of the monthly management fee, $25,000 is payable in cash and the remainder is payable in common stock. For the years ended December 31, 2007 and 2006, respectively, the Company recorded $930,000 and $332,500, respectively in management fees. As of December 31, 2007 and 2006, respectively, the amount owed to Select University Technologies Inc. was $186,901 and $222,207, respectively, which consists of amounts due under the terms of the Venture Agreement and amounts due for rent and reimbursement of operating expenses.

The performance fee is 6% of gross revenue for the first three years of the Venture Agreement. Thereafter, the performance fee is to be calculated at 15% of quarterly operating profit (as defined in the Valuation Agreement). To date, no amounts are owing related to the performance fee.

Office Space.

The Company shares office space with Select University Technologies, Inc. The Company is charged $800 per month, plus operating and administrative expenses. The total rent and operating expenses charged to the Company for the years ended December 31, 2007 and 2006 was $7,893 and $47,719, respectively.

SUTI Holdings, LP.

On May 18, 2006, the Company’s subsidiary, Isotec, issued a demand promissory note in favor of the Company’s controlling stockholder, SUTI. Under the terms of the promissory note, the Company may borrow up to $100,000 to assist in the ongoing operations of the Company.

Principal and interest are due no later than 30 days following the commencement date of May 2006. The outstanding principal amount bears simple interest through the maturity date at the rate of 8% of the loan amount. After an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%. As of December 31, 2007, the Company did not owe any monies related to this note.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES

Litigation

(a)  On August 2, 2006, a complaint was filed against the Company and certain individuals by Karen Alexander. The complaint principally alleges that World Am, Inc. breached an employment agreement with the plaintiff by not paying her certain amounts allegedly owing.

On February 29, 2008, the Boulder County District Court (“the Court”) entered a judgment against the Company and found that the Company owed Karen Alexander a total of $39,000 plus reasonable attorney fees to be determined by the Court. Accordingly, the Company recorded $39,000 as accounts payable and accrued liabilities in the accompanying consolidated balance sheet; and has not accrued an additional amount for attorney fees as they cannot be reasonably estimated at this time.

(b)  On September 20, 2006, a complaint was filed against the Company by James Alexander, the Company’s former president and chief executive officer. The complaint principally alleges that World Am breached an employment agreement with the plaintiff by not paying him certain amounts allegedly owing and seeks damages in the amount of $714,718. The Company then filed a counterclaim against Mr. Alexander seeking damages for breach of fiduciary duty and breach of the duty of loyalty to the Company . The matter should go to trial in 2008.

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

(c)  On October 25, 2004, a complaint was filed against the Company by Mitchell Vince. The complaint alleges that Isotec terminated Mr. Vince without cause prior to the expiration of the term of an alleged employment agreement. The complaint sought monetary damages of $240,000. This matter has been settled.

Under this settlement, Mr. Vince will be paid $6,000 per month in cash or shares of free trading common stock for a period of 20 months commencing January 1, 2007. The remaining balance on the settlement of $46,735 is included in accounts payable in the accompanying consolidated balance sheet as of December 31, 2007.

(d) On or about October 10, 2007, one of the Company’s former consultants filed a complaint against the Company alleging breach of contract, account stated and other common counts, and seeking to recover $30,108. The Company is in settlement discussions with the plaintiff.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

(e) On January 30, 2004, a complaint was filed against the Company by Robert Hainey and Internet Marketing Solutions, Inc. The complaint, which has causes of action for breach of contract and unjust enrichment, alleges that the defendants failed to pay the plaintiffs for certain consulting and public relations and related work, reimbursement of certain business expenses incurred on behalf of the defendants, and to repay a loan made by the plaintiffs to the defendants. The complaint sought total monetary damages of approximately $308,000.

In March 2008, the Company agreed to settle this matter. Under the terms of the settlement, the Company agreed to pay to Robert Hainey and Internet Marketing Solutions, Inc. the sum of $116,000, payments to be made as follows: a payment of $6,000 was made in January 2008 and another payment of $6,000 was made upon execution of the agreement, March 4, 2008. Monthly payments in the amount of $5,000, in stock or cash, will begin on April 5, 2008 and continuing in the same amount on the fifth day of each month thereafter until fully paid in April 2010. The April 2010 payment will be $4,000, in cash or stock. In the event that the Company fails to make any of the aforementioned payments, the Company agrees to pay to Robert Hainey and Internet Marketing Solutions, Inc. a penalty of $1,000 for each occurrence. The sum of $116,000 was recorded as general and administrative expenses in the consolidated statement of operations and in accounts payable in the accompanying consolidated financial statements as of December 31, 2007.

Operating Leases.

Isotec leases a 4,800 square foot facility in Westminster, Colorado with a monthly rent and common area expense of $4,061 through December 31, 2011. Rent and common area expense totalled $45,139 and $47,875 for the years ended December 31, 2007 and 2006, respectively.

As of December 31, 2007 future minimum non-cancellable facility rental payments required under the operating lease are as follows:

2008	$49,218
2009	51,183
2010	53,232
2011	55,362
$208,995

Senz-It leases a 934 square foot facility in Newport Beach, California. The lease commenced October 22, 2007 through October 21, 2008. Upon expiration, the lease terms will continue for successive thirty-day periods until cancelled by either party in writing. Rent and common area expense totalled $4,345 for the year ended December 31, 2007. As of December 31, 2007 future minimum non-cancellable facility rental payment required under the operating lease for 2008 are $11,347.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

Consulting Agreement.

On February 21, 2007, the Company entered into a consulting agreement with its chief executive officer, Robert Hovee, through an agreement with RAH Consulting Group, Inc. This agreement covers his services to be rendered for this Company in that position for the period of January 1, 2007 through December 31, 2007. In consideration of the services rendered, the Company will pay Mr. Hovee a fee of $8,000 per month, in cash or stock, at the Company’s discretion. Mr. Hovee will be eligible to participate in the Company’s Stock Option Plan, effective on January 2, 2007. The Company will reimburse Mr. Hovee for all reasonable business expenses incurred while performing services for the Company. In addition, healthcare insurance premiums for Mr. Hovee will be paid by the Company. This agreement is to remain in effect until terminated by either party as of the date set forth in a written notice to the other party delivered in accordance with the notice provisions of the agreement at least 30 days prior to such date. In the event of the termination of this agreement, any accrued but unpaid fees will be paid within ten days of the effective date of such termination. On March 10, 2008, the provisions of the consulting agreement were renewed.

An advance on the consulting fees owed Robert Hovee was made during 2007. These monies, $3,259, are shown as an advance to related party in the accompanying consolidated balance sheet as of December 31, 2007.

Distributor Agreements

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

On May 1, 2007, the Company entered into a distributor agreement for the purpose of appointing a distributor responsible for the worldwide, excluding Singapore, sales and marketing of the Senz-It product line for a period of forty-eight months unless sooner terminated as specified in the agreement. In addition the distributor provides sales and marketing consulting services for an initial term of twelve months. As payment for these consulting fees, the Company agreed to the following compensation arrangement: (a) 10,000,000 million shares (50% of the shares in the form of S-8 shares and 50% of the shares were in the form of Rule 144 shares) were issued totalling $60,000 (valued at the closing price of $0.006 on the date issued), and (b) World Am stock options, fully vested, issued monthly in the amount of 1,200,000 at an exercise price of $0.02 per share. The stock option shares remain exercisable for a period of thirty-six months from the date of issuance. No additional compensation or expense reimbursement shall be made to distributor for their efforts in this matter. As of December 31, 2007, a total of 8,400,000 fully vested options had been issued, valued at $23,770. Of this amount, $2,847 has been recorded in general and administrative expenses.

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 13 - COMMITMENTS AND CONTINGENCIES (continued)

License Agreement

During 2007, the Company incurred minimum royalty fee of $10,000 and $159,547 for patent cost reimbursement for a total of $184,547 at December 31, 2007 related to the License Agreement and has recorded the costs as an intangible asset in the accompanying consolidated financial statements (see Note 3.) Upon commencement of sales of the licensed technologies, Senz-It will amortize the cost of the intangibles over the lesser of their estimated useful lives or over the remaining term of the License Agreement. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

In connection with the License Agreement (see Note 3), Senz-It will issue restricted shares of common stock, none issued as of December 31, 2007, and will issue additional such shares to SUNY pursuant to the terms of a Stock Purchase Agreement dated December 1, 2006, so that it will maintain a minimum ownership of 10% in Senz-It. Finally, Senz-It entered into a Stockholders Agreement dated December 1, 2006 with SUNY that covers the rights of stockholders of Senz-It. At such time as Senz-It earns a profit, the minority interest will be allocated to SUNY. In connection with these agreements, the Company entered into confidentiality and non-disclosure agreements with SUNY as to certain specific terms of the agreements.

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

WORLD AM, INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 14 - SUBSEQUENT EVENTS

The Company had the following stock issuances from January 1 through March 4, 2008:

(1) Free trading shares of common stock were issued to employees and for services, at $0.0028 per share, totalling 6,969,286 shares valued at $19,514.

(2) Free trading shares of common stock were issued to employees, at $0.0025 per share, totaling 4,037,528 shares valued at $10,094.

(3) Free trading shares of common stock were issued to employees and for services, at $0.003 per share, totalling 16,454,036 shares valued at $49,362.

(4) Free trading shares of common stock were issued for services, at $0.0027 per share, totalling 3,518,518 shares valued at $9,500.

(5) Free trading shares of common stock were issued to employees, at $0.002 per share totalling 3,561,271 shares valued at $7,123.

(6) Restricted shares of common stock issued to La Jolla Cove for conversion of debt, at a calculated price of $0.0015571, totalling 26,564,184 shares valued at $3,799.

(7) Restricted shares of common stock issued to La Jolla Cove in accordance with the provisions of their warrant, at $1.00 per share, for a total of 37,993 shares valued at $37,993.

Strategic Alliance and Joint Development Agreement

On February 29, 2008 Senz-It entered into a strategic alliance and joint development agreement with BioMEDIX for the purpose of developing a new testing system to more accurately determine levels of decay in fish - one of the world’s most perishable foods. The test system is expected to be compact and portable. The system is intended to measure not only levels of decomposition, but also determine if specific by-products associated with decay are present, and in what quantities. The test system is expected to be deployed at multiple points in the supply chain, including but not limited to, food laboratories, food processors, distributors, and retailers.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: April 11, 2008
World Am, Inc.

/s/ Robert A. Hovee
By: Robert A. Hovee Its: Chairman, President, CEO, and Director

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: April 11, 2008	/s/ Robert A. Hovee
By: Robert A. Hovee
Its: Chairman, President, CEO, and Director

Dated: April 11, 2008	/s/ C. Robert Kline
By: C. Robert Kline
Its: Chief Financial Officer and Director

Dated: April 11, 2008	/s/ James R. Largent
By: James R. Largent
Its: Secretary and Director

Dated: April 11, 2008	/s/ David R. Barnes
By: David R. Barnes
Its: Director