Form 10-Q
period 2008-03-31
WORLD AM, INC.
filed 2008-05-15
CIK 1107522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

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
Yes ☐ No ☐.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of April 30, 2008, there were 1,173,671,325 shares of common stock, par value $0.0001, issued and outstanding.

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

ITEM 1.	Financial Statements (unaudited).

WORLD AM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$12,333	$538,373
Accounts receivable, net of allowance of $0 and $0, respectively	74,437	77,167
Unbilled revenues on uncompleted contracts	60,009	73,465
Inventories	75,526	44,162
Prepaid expenses and other current assets	29,892	32,156
Advances to related party	1,204	3,259
Total current assets	253,401	768,582

Intangible assets	205,548	184,547
Fixed assets, net	64,451	71,675
Refundable deposit	5,127	5,127

Total assets	$528,527	$1,029,931
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$993,195	$744,876
Due to stockholders	321,884	321,884
Due to related parties	28,147	186,901
Payroll taxes payable	221,248	192,177
Deferred revenue	31,935	57,563
Notes payable – short term	1,259	1,193
Convertible debenture and accrued interest, net of unamortized discount of $95,444 and $118,548, respectively	173,865	157,687
Total current liabilities	1,771,533	1,662,281

Notes payable	1,863	2,239
Derivative and warrant liabilities	1,871,122	2,056,313

Total liabilities	3,644,518	3,720,833

Commitments and contingencies

Stockholders’ deficit:
Class A preferred stock, $0.0001 par value; liquidation preference of $1,700 per share; 40,000,000 shares authorized, 1,369 shares issued and no shares outstanding	—	—

WORLD AM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)

	March 31, 2008	December 31, 2007
	(unaudited)
Class B preferred stock, $0.0001 par value; liquidation preference of $8,000,025; 40,000,000 shares authorized, 55 shares issued and no shares outstanding	—	—
Common stock; $0.0001 par value; 1,500,000,000 shares authorized, 1,105,708,931 and 1,008,192,691 shares issued and outstanding	110,571	100,819
Additional paid-in capital	4,345,394	4,149,659
Accumulated deficit	(7,571,956)	(6,941,380)

Total stockholders’ deficit	(3,115,991)	(2,690,902)

Total liabilities and stockholders’ deficit	$528,527	$1,029,931

See notes to the condensed consolidated financial statements.

WORLD AM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31, 2008	Three months Ended March 31, 2007
Revenues:
Contract research and development revenue	$127,544	$—
Product sales	187,106	53,270
	314,650	53,270

Cost and expenses:
Cost of contract research and development revenue	127,544	—
Cost of product sales	61,251	12,738
General and administrative expenses	908,241	586,898

Loss from operations	(782,386)	(546,366)

Other income (expense)
Change in fair value of derivative and warrant liabilities	185,191	(816,645)
Interest expense	(34,131)	(29,462)
Interest income	1,032	—
Miscellaneous income (expense)	(282)	1,741
Total other income (expense)	151,810	(844,366)

Loss before provision for income taxes	(630,576)	(1,390,732)

Provision for income taxes	—	—

Net loss	$(630,576)	$(1,390,732)

Loss per common share, basic and diluted	$(0.00)	$(0.00)

Basic and diluted weighted average common shares outstanding	1,059,721,003	431,402,458

See notes to the condensed consolidated financial statements

WORLD AM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2006 THROUGH MARCH 31, 2008

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2006	1,369	$—	55	$—	330,037,091	$33,004	$630,214	$(4,976,646)	$(4,313,428)

Common stock issued to pay operating expenses	—	—	—	—	197,617,357	19,761	955,304	—	975,065

Common stock issued for cash	—	—	—	—	480,000,000	48,000	3,477,000	—	3,525,000

Cancellation of common stock issued to a consultant in 2006, subsequently replaced	—	—	—	—	(4,103,136)	(410)	(20,590)	—	(21,000)

Cancellation of common stock issued to an employee in 2005	—	—	—	—	(100,000)	(10)	(870)	—	(880)

Initial fair value of warrants reclassified to derivatives and warrant liabilities	—	—	—	—	—	—	(607,875)	—	(607,875)

Common stock issued to convert debt at calculated price of $0.00022 per share	—	—	—	—	4,731,379	473	527	—	1,000

Common stock issued for exercise of warrant	—	—	—	—	10,000	1	9,999		10,000

Stock issuance costs	—	—	—		—	—	(324,750)	—	(324,750)

Options vesting during the period	—	—	—		—	—	30,700	—	30,700

WORLD AM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2006 THROUGH MARCH 31, 2008
(continued)

	Class A Preferred Stock			Class B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares		Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Net Loss	—		—	—		—	—		(1,964,734)	(1,964,734)
Balance, December 31, 2007	1,369		—	55	—	1,008,192,691	100,819	4,149,659	(6,941,380)	(2,690,902)

Common stock issued to pay operating expenses (unaudited)	—		—	—	—	45,049,733	4,505	114,057	—	118,562

Common stock issued to convert debt at calculated price of $0.00014 (unaudited)	—		—	—	—	52,393,514	5,240	2,059	—	7,299

Common stock issued for exercise of warrant at $1.00 per share (unaudited) (Note 6)	—		—	—	—	72,993	7	47,986	—	47,993

Options vesting during the period (unaudited)	—		—	—	—	—	—	31,633	—	31,633

Net loss (unaudited)	—		—	—	—	—	—	—	(630,576)	(630,576)
Balance, March 31, 2008 (Unaudited)	1,369	(1)	$—	55	$—	1,105,708,931	$110,571	$4,345,394	$(7,571,956)	$(3,115,991)

(1) In January 2006, the Company made the determination to cancel the 1,369 shares of Class A preferred stock based on non-performance under a related loan agreement. Therefore, the Company considers these shares to be issued, since they have not actually been cancelled yet, but not outstanding.

See notes to the condensed consolidated financial statements.

WORLD AM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Cash flows from operating activities:

Net loss	$(630,576)	$(1,390,732)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative and warrant liability	(185,191)	816,645
Depreciation and amortization	30,328	23,633
Stock issued to pay operating expenses	118,562	265,050
Options vesting during the period	31,633	6,963
Changes in operating assets and liabilities:
Accounts receivable, net	2,730	(3,265)
Unbilled revenues on uncompleted contracts	13,456	—
Inventories	(31,364)	(8,491)
Prepaid expenses and other current assets	2,264	707
Accounts payable and accrued liabilities	252,692	(46,641)
Payroll taxes payable	29,071	(21,866)
Due to related parties	(156,699)	—
Deferred revenue	(25,628)	—

Net cash used in operating activities	(548,722)	(357,997)

WORLD AM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Cash flows from investing activities:
Purchase of fixed assets	—	(8,345)
Purchase of intangible assets	(21,001)	(151,604)
Net cash used in investing activities	(21,001)	(159,949)

Cash flows from financing activities:
Net proceeds from sale of common and preferred stock, net of issuance costs	—	497,500
Proceeds from exercise of warrants	47,993	—
Principal payments on notes payable	(4,310)	(54,290)
Net cash provided by financing activities	43,683	443,210

Net change in cash	(526,040)	(74,736)

Cash, beginning of period	538,373	122,008

Cash, end of period	$12,333	$47,272

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$—

Cash paid for interest	$—	$—

Schedule of non-cash investing and financing activities:
Common stock issued for the conversion of debt	$7,299	$—

See notes to the condensed consolidated financial statements

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Due to the change in voting control and of senior management, the transaction was recorded as a “reverse-merger” whereby Senz-It was considered to be the acquirer for accounting purposes. The transaction is equivalent to the issuance of stock by Senz-It, a development stage company, for the net monetary assets of the Company, a public company, accompanied by a recapitalization. Prior to the transaction, World Am was a public company with assets of $88,656, liabilities totalling $1,075,978 and 66,570,285 shares of common stock issued and outstanding. Senz-It was a privately owned, non-operating development stage company. The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets were not recorded. Accordingly, these financial statements are the historical financial statements of Senz-It. The accompanying consolidated financial statements reflect activities from March 4, 2005, the date of inception of Senz-It and forward.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
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

Basis of Presentation.

The unaudited interim condensed consolidated financial statements present the condensed consolidated financial statements of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The interim condensed financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of March 31, 2008 and the results of operations and cash flows for the three months ended March 31, 2008 have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the instruction to Form 10-Q and Article 8 of Regulation S-X promulgated by the Securities and Exchange Commission (“SEC”). Therefore, they do not include all of the information and disclosures required by accounting principles generally accepted in the United States of America for complete financial statements. The consolidated financial statements should be read in conjunction with the Company’s Form 10-KSB for the year ended December 31, 2007.

Effective January 1, 2008, the Company is no longer in the development stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company believes that the revenues generated from Senz-It and Isotec during the three months ended March 31, 2008 as well as the projected revenues for the remainder of 2008 demonstrate that WDAM has emerged from the product development phase.

Going Concern.

The Company’s net losses and accumulated deficit were $7,571,956 through March 31, 2008. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might experience will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION (continued)

In view of the matters described above, recoverability of a major portion of the recorded asset amounts shown in the accompanying condensed consolidated balance sheets is dependent upon continued operations of the Company, which in turn is dependent upon the Company’s ability to raise additional capital, obtain financing and to succeed in its future operations. The condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates.

The preparation of the condensed consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Significant estimates include the realization of accounts receivable and inventories, the realizability of long-lived assets, the value of shares and options issued for services and the amount of the deferred tax asset valuation allowance. Accordingly, actual results could differ from these estimates.

Concentration of Credit Risk.

Cash.

The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. As of March 31, 2008 and December 31, 2007, the Company had cash balances in excess of the FDIC limit of $0 and $438,373, respectively.

Customers.

The Company had four customers that accounted for essentially all revenue during the three months ended March 31, 2008 and one customer that accounted for essentially all revenue for the comparable prior year period. As of March 31, 2008, two customers owed $63,714. As of December 31, 2007, two customers owed $64,820.

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

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Inventories.

Inventories are stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventories consist of raw materials, work-in-process and finished goods held for sale. The Company’s management monitors the inventories for excess and obsolete items and makes necessary valuation adjustments when required. Adjustments are considered to be a permanent reduction in the cost basis of the corresponding inventory. Inventories consist of raw materials used in product sales by Isotec at March 31, 2008. Certain raw materials used in Isotec’s products are only available from a few suppliers. If these sources of raw materials are lost, Isotec’s production could be significantly affected.

Estimated Costs to Complete and Accrued Loss on Contracts.

The Company reviews and reports on the performance of its contracts against the respective plans. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETC”). ETCs include management’s current estimates of remaining amounts for direct labor, material, subcontract support and allowable indirect costs based on each contract’s completion status and either the current or adjusted future technical requirements under the contract. If an ETC indicates a potential overrun against budgeted program resources, management generally seeks to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such revision. To mitigate the financial risk of such revisions, the Company attempts to negotiate as much flexibility in deliverable dates as possible. When revisions to the contract do not appear possible within program budgets, an accrual for contract overrun is recorded based on the most recent ETC of the particular program. For the three months ended, March 31, 2008 and for the year ended December 31, 2007, the Company has not estimated any cost overruns on its contract.

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

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

 Long-Lived Assets.

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of March 31, 2008 and December 31, 2007, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

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

Derivative Financial Instruments.

In accounting for non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company’s derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. (“LaJolla Cove”) (see Note 6). These embedded instruments related to the Debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During the year ended December 31, 2006, the Company recorded the initial fair value of the conversion feature of $1,151,759 of which $876,759 was recorded as interest expense in the consolidated statement of operations and $275,000 was recorded as a discount on the debt and is being amortized to interest expense over the life of the debt. The Company also recorded the initial fair value of the attached warrants, related to the debt financing in 2006, of $2,075,694 as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2006. The initial fair value of the conversion-related derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend-yield of 0%, annual volatility of 127% and risk-free interest rate of 4.70% – 4.74%. At December 31, 2007, the fair value of the conversion feature and the warrants amounted to $1,788,376. At March 31, 2008, the fair value of the La Jolla Cove conversion feature and the warrants amounted to $1,610,221. The decrease in the fair value of the La Jolla Cove conversion features and warrants of $178,155 at March 31, 2008 and the increase in the fair value of the conversion features and warrants of $772,645 at March 31, 2007 are included as other income (expense) in the accompanying condensed consolidated statements of operations.

As of December 31, 2007, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 133.2% – 161.8%, and risk free interest rate of 3.07%-3.45%. The derivatives are classified as long-term liabilities in the accompanying condensed consolidated balance sheet.

As of March 31, 2008, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 134.6% – 156.3%, and risk free interest rate of 1.55%-2.46%. The derivatives are classified as long-term liabilities in the accompanying condensed consolidated balance sheet.

In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting date. Non-employee stock options and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, volatility of 138% and risk free interest rate of 4.54%. At December 31, 2007, the fair value of the non-employee warrant was $267,937. The decrease in the fair value of non-employee stock options in the amount of $425,938 since December 31, 2007 is included in other income in the December 31, 2007 consolidated statement of operations.

At March 31, 2008, the fair value of the non-employee warrants was $260,901. The decrease in the fair value of non-employee stock options and warrants in the amount of $7,036 since December 31, 2007 and the increase of $44,000 since December 31, 2006 are included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits for the three months ended March 31, 2008 and 2007, respectively.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Net Loss Per Common Share.

The Company computes net loss per common share in accordance with SFAS No. 128, “Earnings per Share,” and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net loss per share is computed by dividing the net loss available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the three months ended March 31, 2008 and 2007, basic and diluted earnings per share were the same. Had such shares been included in diluted earnings per share, they would have resulted in weighted-average common shares of 4,886,051,790 for the three months ended March 31, 2008 and 2,286,311,731 for the three months ended March 31, 2007.

Revenue Recognition.

The Company recognizes revenue in accordance with SAB No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, the Company recognizes revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collection is probable.

The Company’s revenues were derived from product sales at Isotec, which primarily consisted of shipments of security portals. Revenue from product sales are recorded when products are shipped.

Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems were $127,544 and $-0- during the three months ended March 31, 2008 and 2007, respectively. The Company’s research and development contract is cost reimbursement. The Company’s cost reimbursement research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with some flexibility as it relates to scheduling and resources, both personnel and equipment. Revenues for research and development contracts are recognized as costs are incurred in the proportion that costs incurred bear to estimated final costs.

Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts stated at estimated realizable value and expected to be realized in cash within one year.

As of March 31, 2008 and December 31, 2007, the Company recorded deferred revenue of $31,935 and $57,563, respectively, for customer deposits on ordered products.

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

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements.

In September 2006, the FASB adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of non-performance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and the FASB has issued a one-year deferral of fair value measurement requirements for non-financial assets and liabilities. The Company has not yet determined the effect adoption of SFAS No. 157 will have on its financial position or results of operations.

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

In June 2007, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-3, “Accounting for Nonrefundable Advance Payments for Goods or Services Received for Use in Future Research and Development Activities” (“EITF Issue 07-3”). The guidance in EITF Issue 07-3 requires the Company to defer and capitalize non-refundable advance payments made for goods or services to be used in research and development activities until the goods have been delivered or the related services have been performed. If the goods are no longer expected to be delivered nor the services expected to be performed, the Company would be required to expense the related capitalized advance payments. The consensus in EITF Issue 07-3 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2007 and is to be applied prospectively to new contracts entered into on or after December 15, 2007. The Company has adopted EITF Issue 07-3 effective January 1, 2008. The impact of applying this consensus will apply to Senz-It’s research and development contractual arrangements entered into after January 1, 2008 did not have a material impact on its consolidated financial position, results of operations or cash flows.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

March 31, 2008	$50,000
March 31, 2009	$75,000
March 31, 2010	$100,000
March 31, 2011	$125,000

During the three months ended March 31, 2008 and 2007, respectively, the Company recorded royalty fee expense of $4,230 and $-0- and $21,001 and $151,604 for patent cost reimbursement, respectively. As of March 31, 2008 and December 31, 2007, Senz-It has incurred a total of $205,548 and $184,547, respectively, related to certain items of the License Agreement and has recorded the costs as an intangible asset in the accompanying condensed consolidated financial statements. Upon commencement of sales of the licensed technologies, Senz-It will amortize the cost of the intangibles over the lesser of either their estimated useful life or the remaining term of the License Agreement. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

NOTE 4 – DUE TO STOCKHOLDERS

Due to stockholders was $321,884 as of March 31, 2008 and as of December 31, 2007. The balance consists of un-reimbursed expenses and accrued wages to various stockholders and employees, including $251,884 that is owed to the Company’s former president and chief executive officer for accrued salary and reimbursement of expenses and $70,000 payable related to a finder’s fee and other services provided by a consultant. These amounts are non-interest bearing and are due on demand.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 5 – PAYROLL TAXES PAYABLE

As of March 31, 2008 and December 31, 2007, payroll taxes payable consist of late payroll taxes and estimated accrued interest and penalties for payroll and stock option activity totalling $221,248 and $192,177, respectively. A payment arrangement through 2008 has been agreed upon between the parties that will resolve this matter.

NOTE 6 – WARRANTS AND CONVERTIBLE DEBENTURE

The Company entered into a Securities Purchase Agreement with La Jolla Cove (see Note 2), a company under common control with Golden Gate Investors, Inc. (“Golden Gate”) dated June 19, 2006 (the “Agreement”) to replace the agreement dated January 23, 2006 with Golden Gate. Under the Agreement, La Jolla Cove agreed to provide funds to the Company in the form of a convertible debenture (the “Debenture”) in the aggregate principal amount of $500,000 with an annual interest rate of 6.25%. The conversion price is equal to the lesser of (i) $0.20, or (ii) 80% of the average of the three lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert. The number of common shares into which the Debenture may be converted is equal to the dollar amount of the Debenture being converted multiplied by eleven, minus the product of the conversion price multiplied by ten times the dollar amount of the Debenture being converted, and the entire foregoing result shall be divided by the conversion price. However, if the volume weighted average price is below $0.0005 per share during any ten consecutive trading days, La Jolla Cove may elect to convert the Debenture only, without exercising the related warrants (see below) (in such case, the number of common shares that the holder receives upon conversion of this Debenture will be the amount of the Debenture being converted divided by the conversion price). La Jolla Cove advanced a total of $275,000 in debentures under the Agreement.

The initial fair value assigned to the conversion feature was $1,151,759, of which $275,000 was recorded as a discount on convertible debt and $876,759 was included in interest expense in 2006 consolidated statement of operations.

The discount on convertible debt is amortized to interest expense over the life of the Debenture. Amortization expense charged to operations during the three months ended March 31, 2008 and March 31, 2007, was $23,105 and $22,851, respectively. Interest accrued on the Debenture and added to the principal balance was $4,372 for the three months ended March 31, 2008 and $4,677 for the three months ended March 31, 2007. No interest payments were made during the three months ended March 31, 2008 and during the three months ended March 31, 2007. During the three months ended March 31, 2008, 52,393,514 shares of common stock were issued to La Jolla Cove in connection with the conversion of $7,299 of the Debenture at a calculated conversion price of $0.00014, as defined above. Additionally, the Company repaid $4,000 of the Debentures in the three months ended March 31, 2008. The balance on the debenture, including accrued interest payable (net of unamortized discount of $95,444 and $118,548 as of March 31, 2008 and December 31, 2007) was $173,865 and $157,687, respectively.

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

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – WARRANTS AND CONVERTIBLE DEBENTURE (continued)

In conjunction with the Debenture, the Company issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase 5,000,000 shares of common stock of the Company, exercisable at $1.00 per share. During the three months ended March 31, 2008, La Jolla Cove exercised 72,993 warrants at $1.00 per share leaving a warrant balance of 4,917,007 shares at March 31, 2008 and 4,990,000 shares at December 31, 2007. The Company received $47,993 in cash proceeds from the warrant exercise as of March 31, 2008. The Company received the remaining $25,000 in cash proceeds in April 2008 and has recorded such amount as an increase to additional paid-in-capital at that date. The Company also issued a warrant to La Jolla Cove, dated June 29, 2006, to purchase up to that number of shares of common stock equal to $2,750,000 divided by 120% of the average of the closing prices of the common stock for the 20 trading days prior to June 19, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to June 19, 2006, totalling 266,472,868 shares.

In connection with this transaction, the Company also granted to La Jolla Cove certain rights under a registration rights agreement, dated June 19, 2006, which requires that the Company register the shares into which the Debenture and the related warrants may be converted into.

Beginning in the first full calendar month after a registration statement is declared effective, La Jolla Cove is required to convert at least 10% of the face value of the Debenture and exercise 10% of the warrants in any particular calendar month, the Company’s remedy will be that LaJolla will not be entitled to collect interest on the Debenture for that month if the Company gives La Jolla written notice, at least five business days prior to the end of the month, of its failure to convert and/or exercise the minimum required amount for that month, of its failure to covert and/or exercise the minimum required amount for that month. In the event that LaJolla does not covert at least 10% of the Debenture or exercise 10% of the warrants for two consecutive calendar months, in addition to the penalty set forth in the previous sentence, the Company may repay, at par, an amount of the Debenture equal to two times the differential between 10% of the face value of the Debenture and the amount actually converted by La Jolla Cove.

Under a letter agreement, dated June 26, 2006, the parties agreed to enter into an additional Debenture and warrant to purchase common stock on the same terms and conditions as the Debenture and the 5,000,000 share warrant discussed above. The parties must enter into the additional debenture and warrant no later than thirty days after the principal amount of the Debenture is less than $100,000. Failure to enter into the additional debenture and warrant by either party will result in $100,000 of liquidated damages by that party. To date, the parties have not entered into an additional debenture.

The market value of the Company’s common stock significantly impacts the extent to which the Company maybe required or may be permitted to convert the unrestricted portion of the debenture into shares of the Company’s common stock. The lower the market price of the Company’s common stock at the respective times of conversion, the more shares the Company will need to convert the principal and interest payments then due on the Debenture. If the market price of the Company’s common stock falls below certain thresholds, the Company will be unable to convert any such repayments of principal and interest into equity, and the Company will be forced to make such repayments in cash. The Company’s operations could be materially impacted if the Company is forced to make repeated cash payments on the Debenture.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – STOCK COMPENSATION PLANS

2005 Non-Employee Directors and Consultants Retainer Stock Plan.

The World Am, Inc. Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (“Non-Employee Plan”), dated December 22, 2005, is intended to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, and allow the Company to pay their retainer or fees in the form of shares of common stock or stock options. The maximum number of shares of stock that may be issued under this plan is 291,000,000 as of March 31, 2008.

As of March 31, 2008 and December 31, 2007, 2,161,277 shares of common stock remain to be issued under the Non-Employee Plan.

2006 Employee Stock Incentive Plan.

The World Am, Inc. Amended and Restated Employee Stock Incentive Plan (“ESIP Plan”), dated February 7, 2006, is intended to allow designated officers and employees, and certain non-employees of the Company, to receive options to purchase common stock, and to receive common stock grants subject to certain restrictions. The purpose of this plan is to provide employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees of exceptional ability. The purchase price of shares under the plan is $0.015 per share. The option period begins on the date of grant and will not exceed ten years. The maximum number of shares of stock that may be issued under the amended ESIP Plan is 485,000,000 as of March 31, 2008.

As of December 31, 2007, a total of 105,319,929 shares of common stock remain to be issued under the ESIP Plan. During the three months ended March 31, 2008, a total of 45,049,733 shares of common stock were awarded out of the ESIP Plan. As of March 31, 2008, there were 60,270,196 shares of common stock remaining to be issued under the ESIP plan. The monthly fully vested stock option issued to the distributor (see Note 10), totaling 11,200,000 shares at March 31, 2008 and 8,400,000 at December 31, 2007, will, when exercised, come from the ESIP Plan.

2007 Stock Option Plan.

The World Am, Inc. Stock Option Plan, dated January 2, 2007, is intended to allow designated directors, officers and employees of the Company, to receive options to purchase restricted shares of common stock. The purpose of this plan is to provide directors, officers and employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company and to attract and retain directors, officers and employees of exceptional ability. The purchase price of shares under the plan is $0.005 per share. The option period begins on the date of grant and will not exceed ten years. The maximum number of shares of stock that may be issued under this plan is 45,000,000. Options covering a total of 44,500,000 shares have been granted through December 31, 2007 leaving a balance of 500,000 shares to be issued from this plan.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – STOCK COMPENSATION PLANS (continued)

If the employee has been employed (or in the case of an independent director, been in such a position) for a period of one year from the date of the option grant, then the employee vests in 25% of the total number of shares covered by the option, and thereafter, 1/48th of the total number of shares covered by the option at the end of each full calendar month. If the employee leaves the Company prior to the expiration of the one-year period, then the employee does not have the right to purchase any shares under the option. The option remains valid only while the employee remains with the Company. Upon a termination of his or her relationship with the Company, the employee has a period of 90 calendar days thereafter to purchase the amount of shares that are vested to date or they are forfeited. As of March 31, 2008, 13,906,250 of the options have vested and -0- shares vested as of December 31, 2007.

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

	2008	2007
Risk-free interest rate	1.55%	3.34%- 4.48%
Expected life of the options	3 years	3-6 years
Expected volatility	156%	127- 162%
Expected dividend yield	0%	0%

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – STOCK COMPENSATION PLANS (continued)

The following is a summary of all stock option activity as of March 31, 2008 and changes during the three months ended March 31, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	73,619,991	$0.009	5.95	$—

Granted	2,800,000	$0.02
Expired/forfeited	—	—
Exercised	—	—

Options outstanding at March 31, 2008	76,419,991	$0.009	5.95	$—

Options exercisable at March 31, 2008	45,826,241	$0.012	4.27	$—
Options expected to vest at March 31, 2008	76,419,991	$0.009	5.95	$—

The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values, based on the Company’s closing stock price of $0.0024 as of March 31, 2008, which would have been paid by the optionee had all of them exercised their options as of that date.

Stock-based compensation expense for the three months ended March 31, 2008 and March 31, 2007 was $31,633 and $6,963, respectively. These amounts were included in general and administrative expenses in the accompanying consolidated statements of operations.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – STOCK COMPENSATION PLANS (continued)

The following summarizes the activity of the Company’s non-vested options:

	Weighted-Average		Remaining	Remaining Unrecognized
	Shares	Grant-Date Fair Value	Months to Vest	Compensation Cost
Non-vested outstanding at January 1, 2008	44,500,000	$0.005	49	$127,722
Granted	2,800,000	$0.02	36	4,036
Vested	(16,706,250)	$0.02		(31,633)
Forfeited	—	—		—
Non-vested outstanding, related to the 2007 Stock Option Plan, at March 31, 2008	30,593,750	$0.005	46	$100,125

NOTE 8 - STOCKHOLDERS’ DEFICIT

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

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 - STOCKHOLDERS’ DEFICIT (continued)

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

Common Stock.

The holders of the Company’s common stock are entitled to one vote per share of common stock held.

The following summarizes the common stock activity for the three months ended March 31, 2008:

Shares issued under the ESIP Plan	45,049,733
Shares issued for conversion of Debenture	52,393,514
Exercise of warrants	72,993

Total net shares issued	97,516,240

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8- STOCKHOLDERS’ DEFICIT (continued)

A summary of the warrant activity for the three months ended March 31, 2008 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Balance, December 31, 2007	449,891,816	$0.023	35 months
Warrants issued	18,578,948	$0.0026	12 months
Warrants exercised	(72,993)	$1.00
Warrants expired	(18,078,948)	$0.0025
Balance, March 31, 2008	450,318,823	$0.0230	32 months

In February 2008, the Company issued a warrant to G. Raymond Pironti, Jr. to purchase 18,078,948 shares of its common stock at the lowest reported bid price of the Company’s common stock from February 4, 2008 to March 31, 2008, which was $0.0017, for a period of twelve months in exchange for consulting services. The fair value of the warrant was determined to be $26,312 at March 31, 2008 and is included in derivative and warrant liabilities in the accompanying condensed consolidated balance sheets.

In February 2008, the Company issued a warrant to an individual to purchase 500,000 shares of its common stock at $0.005 per share for a period of twelve months in exchange for consulting services. The fair value of the warrant was determined to be $486 at March 31, 2008 and is included in derivative and warrant liabilities in the accompanying condensed consolidated balance sheets.

NOTE 9 - RELATED PARTY TRANSACTIONS

G. Raymond Pironti, Jr.

See Note 8 (above) for a description of the warrant that was issued to Mr. Pironti in February 2008.

In connection with the factoring agreement, the Company issued to JJ Ellis a warrant to purchase $60,000 of the Company’s common stock and has been recorded as a warrant liability in the accompanying consolidated balance sheet. The calculation of the number of shares underlying this warrant is based on the lowest bid price recorded ($0.0025) over a 365-day look back period or a 20% discount at time of execution, whichever is lower. Based on this calculation, the number of shares fixed for this warrant on April 25, 2006 was 24,000,000. This warrant is exercisable for a period of five years from the grant date of April 25, 2005 at the lower of $0.0025 per share or 80% of the closing price on the date of exercise and no warrants have been exercised as of March 31, 2008.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 - RELATED PARTY TRANSACTIONS (continued)

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

The management fee calls for a one-time payment of $100,000, payable in $50,000 of common stock and $50,000 of cash, at such time when the Company has the financial capability to pay in cash and an annual management fee of $930,000 payable in monthly instalments of $77,500. Of the monthly management fee, $25,000 is payable in cash and the remainder is payable in common stock. For the three months ended March 31, 2008 and March 31, 2007, the Company recorded $232,500 in management fees. As of March 31, 2008 and December 31, 2007, the amount owed to Select University Technologies Inc. was $28,147 and $186,901 respectively, which consists of amounts due under the terms of the Venture Agreement and amounts due for rent and reimbursement of operating expenses.

The performance fee is 6% of gross revenue for the first three years of the Venture Agreement. Thereafter, the performance fee is to be calculated at 15% of quarterly operating profit (as defined in the Valuation Agreement). To date, no amounts are owed related to the performance fee.

Office Space.

The Company shares office space with Select University Technologies, Inc. The Company is charged $800 per month, plus operating and administrative expenses. The total rent and operating expenses charged to the Company for the three months ended March 31, 2008 and 2007 was $4,800 and $2,400, respectively.

SUTI Holdings, LP.

On May 18, 2006, the Company’s subsidiary, Isotec, issued a demand promissory note in favor of the Company’s controlling stockholder, SUTI. Under the terms of the promissory note, the Company may borrow up to $100,000 to assist in the ongoing operations of the Company.

Principal and interest are due no later than 30 days following the commencement date of May 2006. The outstanding principal amount bears simple interest through the maturity date at the rate of 8% of the loan amount. After an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%. As of March 31, 2008 and December 31, 2007, the Company did not owe any monies related to this note.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

(a) On August 2, 2006, a complaint was filed against the Company and certain individuals by Karen Alexander. The complaint principally alleges that World Am, Inc. breached an employment agreement with the plaintiff by not paying her certain amounts allegedly owing.

On February 29, 2008, the Bolder County District Court (“the Court”) entered a judgment against the Company and found that the Company owed Karen Alexander a total of $39,000 plus reasonable attorney fees to be determined by the Court. Accordingly, the Company has recorded $39,000 as accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets as of March 31, 2008 and December 31, 2007; and has not accrued an additional amount for attorney fees as they cannot be reasonably estimated at March 31, 2008.

(b) On September 20, 2006, a complaint was filed against the Company by James Alexander, the Company’s former president and chief executive officer. The complaint principally alleges that World Am breached an employment agreement with the plaintiff by not paying him certain amounts allegedly owing and seeks damages in the amount of $714,718. The Company then filed a counterclaim against Mr. Alexander seeking damages for breach of fiduciary duty and breach of the duty of loyalty to the Company. The matter is scheduled to go to trial in 2008.

Management believes the Company has meritorious claims and defences to the plaintiff’s claims and ultimately will prevail on the merits. However, there can be no assurance as to the outcome of the lawsuit. Litigation is subject to inherent uncertainties, and unfavorable rulings could occur. If an unfavorable ruling were to occur, there could be a material adverse on the Company’s financial condition, results of operations or liquidity.

(c) On October 25, 2004, a complaint was filed against the Company by Mitchell Vince. The complaint alleges that Isotec terminated Mr. Vince without cause prior to the expiration of the term of an alleged employment agreement. The complaint sought monetary damages of $240,000. This matter was settled in December 2006. Under this settlement, Mr. Vince will be paid $6,000 per month in cash or shares of free trading common stock for a period of 20 months commencing January 1, 2007. The remaining balance on the settlement of $28,734 is included in accounts payable in the accompanying consolidated balance sheet as of March 31, 2008.

(d) On or about October 10, 2007, one of the Company’s former consultants filed a complaint against the Company alleging breach of contract, failure to pay monies owed and other common counts. The former consultant is seeking to recover $30,108. The Company is in settlement discussions with the former consultant.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

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

In March 2008, the Company agreed to settle this matter. Under the terms of the settlement, the Company agreed to pay Robert Hainey and Internet Marketing Solutions, Inc. the sum of $116,000, which was recorded in general and administrative expense during the three months ended March 31, 2008. The Company has paid $12,000 in 2008 per the settlement and monthly payments in the amount of $5,000, in stock or cash, will begin in April 2008 through April 2010. In the event that the Company fails to make any of the aforementioned payments, the Company agrees to pay to Robert Hainey and Internet Marketing Solutions, Inc. a penalty of $1,000 for each occurrence. The remaining balance owed as of March 31, 2008 is $104,000 and is included in accounts payable in the accompanying condensed consolidated balance sheets.

Operating Leases.

Isotec leases a 4,800 square foot facility in Westminster, Colorado with a monthly rent and common area expense of $4,061 through December 31, 2011. Rent and common area expense totalled $12,556 and $11,715 for the three months ended March 31, 2008 and 2007, respectively.

Senz-It leases a 934 square foot facility in Newport Beach, California. The lease commenced October 22, 2007 through October 21, 2008. Upon expiration, the lease terms will continue for successive thirty-day periods until cancelled by either party in writing. Rent and common area expense totalled $2,615 for the three months ended March 31, 2007.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

Consulting Agreement.

On March 10, 2008, the Company renewed its consulting agreement with its chief executive officer, Robert Hovee, through an agreement with RAH Consulting Group, Inc. This agreement covers his services to be rendered for this Company in that position for the period of January 1, 2008 through December 31, 2008. In consideration of the services rendered, the Company will pay Mr. Hovee a fee of $8,000 per month, in cash or stock, at the Company’s discretion. Mr. Hovee is eligible to participate in the Company’s Stock Option Plan. The Company will reimburse Mr. Hovee for all reasonable business expenses incurred while performing services for the Company. In addition, healthcare insurance premiums for Mr. Hovee will be paid by the Company. This agreement is to remain in effect until terminated by either party as of the date set forth in a written notice to the other party delivered in accordance with the notice provisions of the agreement at least 30 days prior to such date. In the event of the termination of this agreement, any accrued but unpaid fees will be paid within ten days of the effective date of such termination. As of March 31, 2008, the Company owed $0 under this agreement.

An advance of $3,259 on the consulting fees owed Robert Hovee was made during 2007. The remaining advance to related party as of March 31, 2008 is $1,204.

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

On May 1, 2007, the Company entered into a distributor agreement for the purpose of appointing a distributor responsible for the worldwide, excluding Singapore, sales and marketing of the Senz-It product line for a period of forty-eight months unless sooner terminated as specified in the agreement. In addition the distributor provides sales and marketing consulting services for an initial term of twelve months. As payment for these consulting fees, the Company agreed to the following compensation arrangement: (a) 10,000,000 shares (50% of the shares in the form of S-8 shares and 50% of the shares were in the form of Rule 144 shares) were issued totalling $60,000 (valued at the closing price of $0.006 on the date issued), and (b) World Am stock options, fully vested, issued monthly in the amount of 1,200,000 through November 2007 and 1,000,000 through May 2008 at an exercise price of $0.02 per share. The stock option shares remain exercisable for a period of thirty-six months from the date of issuance. No additional compensation or expense reimbursement shall be made to distributor for their efforts in this matter. As of March 31, 2008, a total of 11,200,000 fully vested options have been issued, valued at $27,806. This amount has been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. This amount is also included in the options vesting during the period (unaudited) in the accompanying condensed consolidated statements of stockholders’ deficit.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 - COMMITMENTS AND CONTINGENCIES (continued)

License Agreement

Through March 31, 2008, the Company has incurred $205,548 related to certain terms in the License Agreement, which the Company has recorded as an intangible asset in the accompanying condensed consolidated financial statements (see Note 3). Upon commencement of sales of the licensed technologies, Senz-It will amortize the cost of the intangibles over the lesser of their estimated useful lives or over the remaining term of the License Agreement. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

In connection with the License Agreement (see Note 3), Senz-It issued 100,000 restricted shares of its common stock in January 2007, and will issue additional such shares to SUNY pursuant to the terms of a Stock Purchase Agreement dated December 1, 2006, so that it will maintain a minimum ownership of 10% in Senz-It. Finally, Senz-It entered into a Stockholders Agreement dated December 1, 2006 with SUNY that covers the rights of stockholders of Senz-It. At such time as Senz-It earns a profit, the minority interest will be allocated to SUNY. In connection with these agreements, the Company entered into confidentiality and non-disclosure agreements with SUNY as to certain specific terms of the agreements.

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

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 11 - SUBSEQUENT EVENTS

The Company had the following stock issuances in April 2008:

(1) The Company issued 30,458,388 shares of its common stock to pay operating expenses totalling $53,636.

(2) The Company issued 15,455,250 shares of its common stock to La Jolla Cove for the conversion of debt, at a calculated price of $0.000087 valued at $1,350.

(3) The Company issued 22,010,256 shares of its common stock to La Jolla Cove for the conversion of debt, at a calculated price of $0.000114 valued at $2,500.

(4) The company issued 38,500 shares of its common stock to La Jolla Cove in exchange for the exercise of 38,500 warrants at $1.00 per share, for cash proceeds of $38,500.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

The following discussion and analysis of financial condition and results of operations of the Company is based upon, and should be read in conjunction with, its unaudited condensed consolidated financial statements and related notes included elsewhere in this Form 10-Q, which have been prepared in accordance with accounting principles generally accepted in the United States.

Overview

All of the operations are conducted through our majority-owned subsidiary, Senz-It and our wholly owned subsidiary, Isotec, Inc.

Senz-It, Inc. (“Senz-It”)

Senz-It intends to manufacture sensors in the field of rapid detection. The company provides innovative advancements in the field of micro-sensors that have broad application in Food Safety and Processing, Homeland Security, Indoor Air Quality, and Water Quality. Senz-It's products are being designed to identify patterns of molecules present in liquid and gas quicker and for significantly less cost than current modalities.

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

The result is that Senz-It's proposed products are intended to provide rapid, simultaneous and continuous on site detection and measurement of biological and chemical substances in liquid, gaseous and solid media. The technology virtually eliminates false positives, is comparable to advanced laboratory test accuracy and precision and detects in seconds, not hours or days.

In November 2007, Senz-It in conjunction with the Air Force Institute for Operational Health (AFIOH) was awarded a development contract through the Defense Thread Reduction Agency (DTRA) for up to $417,000 for the development of ovalbumin-sensitive microarrays. On January 21, 2008, Senz-It submitted the Stage 2 deliverables of the contract to the AFIOH. The deliverables included ovalbumin-imprinted array images, CAD drawings of the test beds, and standard operating procedures for the proprietary software used to analyze the array images at various ovalbumin concentrations. These deliverables were approved by the AFIOH, and Senz-It has recorded a total of $243,000 in revenues through March 31, 2008. Senz-It plans to submit Stage 3 deliverables in May 2008, and Stage 4 deliverables in June 2008, thus completing the contract. The successful completion of this contract could lead into Phase 2 funding for Senz-It, where the scope of work would entail the detection and quantification of bio-toxins and harmful bacteria. The successful completion of Phase 2 of the contract could yield up to $1,200,000 in revenue for Senz-It.

In January 2008, Senz-It partnered with BioMedix, a biotech product management and distribution company, to develop and distribute a sensor system that will detect and quantify levels of putrescine and cadaverine in fish and other types of seafood. Putrescine and cadaverine are chemical byproducts specifically associated with the level of decomposition in seafood, and their respective levels are presently tested in a purely qualitative and subjective manner.

The Senz-It engineering team has focused on designing and developing the base unit instrument in addition to the consumable test kits used for sample analysis. The team has finalized a high-level design for the base unit, and is performing validation and reproducibility tests on seafood samples in the laboratory. Additionally, the Senz-It business development has focused on identifying potential customers and educating these customers on the importance of putrescine and cadaverine testing to ensure the distribution of fresh product.

Senz-It’s current full time staff has grown to include individuals with expertise in electrical engineering, chemistry, biochemistry, mechanical engineering, manufacturing, software engineering and marketing.

Isotec, Inc. (“Isotec, Inc.”)

Isotec, Inc. develops, integrates and manufactures Automated Security Portal products, broadly categorized as Access Control, Weapons Control or Materials Control Systems. These structures protect, not just detect, by rigorously controlling passage of people and materials into and out of a facility based on specific security rules, while reducing the need for security personnel. Applications of the technology have been delivered to the commercial, retail and government sectors. Isotec's experience in this field allows it to provide high quality, code compliant, feature-rich application optimized solutions at the lowest cost in the shortest time frame.

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

Isotec’s revenue for the quarter ending March 31, 2008, continued at roughly the level of the fourth quarter of 2007, and was up over 3 times that of the comparable prior year period. It should be noted that Isotec’s revenue continues to fluctuate due to the effect of large contracts and seasonality, although with growing sales and distribution channels, we believe the effect will continue to decrease.

Much of our sales development effort in the first quarter was focused on continued training and education of the distributor sales force to increase their effectiveness, and that effort will continue in the second quarter. New printed materials as well as web-based tools have been introduced, and our quotation level continues to increase on a quarter-to-quarter basis. Providing three dimensional CAD renderings with each product proposal has allowed the customer to visualize their product in simulation, and provides a significant differentiator relative to competitive offerings. The ability to customize our already leading edge software and operator interface has allowed the introduction of Data Output capability, which in turn allows our customers to remotely monitor multiple portals from a central security station, and to provide printed reports of events and statistics. We believe this capability is unique in the industry. In addition, the operating team has developed a cost reduction program for manufacturing, which should improve profitability in future shipments.

Results of Operations for the Three Months Ended March 31, 2008 compared to the Three Months Ended March 31, 2007.

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Revenues:
Contract research and development	$127,544	$—
Product sales	187,106	53,270
	314,650	53,270
Cost and expenses:
Cost of contract research and development	127,544	—
Cost of product sales	61,251	12,738
General and administrative expenses	908,241	586,898
Loss from operations	(782,386)	(546,366)
Other income (expense), net	151,810	(844,366)
Net loss	$(630,576)	$(1,390,732)

Revenue

Our revenue for the three months ended March 31, 2008 was $314,650, compared to revenues of $53,270 for the three months ended March 31, 2007, which was an increase of $261,380. The increase in revenue for the three months ended March 31, 2008 was due to the increase in sales of Isotec’s security portals to financial institutions through a primary distributor as well as contract research and development revenue recognized by Senz-It based on their Phase One United States Air Force biological development contract.

Cost of revenue

Our total cost of revenues were $188,795 for the three months ended March 31, 2008 compared to our total cost of revenues of $12,738 for the three months ended March 31, 2007, which was an increase of $176,057. Our increased cost of revenues for the three months ended March 31, 2008 was due to the increase in production costs associated with the increased level of sales at Isotec and the Department of Air Force biological development contract is a cost reimbursement contract and was not in existence during the three months ended March 31, 2007. Our gross profit percentage was 40% for the three months ended March 31, 2008, compared to 76% for the three months ended March 31, 2007. The decrease in the gross profit percentage is related to the lower profit margin contracts being awarded as well as the fact that Department of Air Force contract is cost reimbursement only.

General and administrative expenses

We incurred general and administrative expenses of $908,241 for the three months ended March 31, 2008 compared to general administrative expenses of $586,898 for the three months ended March 31, 2007, which was an increase of $321,343. The major general and administrative expense categories for the three months ended March 31, 2008 and 2007 were as follows:

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Professional fees	$373,527	$92,280
Payroll expenses	108,385	116,715
Engineering salaries	122,730	—
Rent	21,278	11,714

Management fees	232,500	232,500
Director fees	13,500	—

Our increased expenses for the three months ended March 31, 2008 compared to the three months ended March 31, 2007 were primarily the result of an increase in professional fees particularly the legal fees related to the ongoing litigation, engineering salaries and director fees.

Other Income (Expense), Net

Our total other income of $151,810 for the three months ended March 31, 2008 compared to our total other expense of $844,366 for the three months ended March 31, 2007, which was a decrease of $996,176. This decrease was primarily the result of the decrease in the fair value of the derivative and warrant liabilities that were caused primarily by the decreased stock price throughout the first quarter of 2008.

Net Income (Loss)

We had a net loss of ($630,576) for the three months ended March 31, 2008 compared to a net loss of ($1,390,732) for the three months ended March 31, 2007, a decrease of $760,156. The net loss for the three months ended March 31, 2008 was primarily the result of an increase in general and administrative expense levels offset by a decrease in the fair value of derivatives and warrant liabilities.

Liquidity and Capital Resources.

Introduction

As of March 31, 2008, we had total current assets of $253,401 and total current liabilities of $1,771,533, resulting in a working capital deficit of $1,518,132. As of March 31, 2008, our current assets consisted primarily of accounts receivable ($74,437), inventory ($75,526), unbilled revenues of uncompleted contracts ($60,009) and cash and cash equivalents ($12,333). We had an accumulated deficit of $7,571,956 as of March 31, 2008.

Our ability to continue as a going concern on a long-term basis is dependent upon our ability to generate sufficient cash flow from operations to meet our obligations on a timely basis, and our ability to obtain additional financing and ultimately attain profitability.

Although we have been successful in the past in raising capital, no assurance can be given that sources of financing will continue to be available and/or that demand for our equity/debt instruments will be sufficient to meet our capital needs, or that financing will be available on favorable terms. Our condensed consolidated financial statements do not include any adjustments relating to the recoverability and classification of assets and liabilities that might be necessary should we be unable to continue as a going concern.

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

Our cash, accounts receivable, inventories, prepaid expenses, total current assets, primary current liabilities, and total current liabilities as of March 31, 2008, compared to the end of our last fiscal year were:

	As of March 31, 2008	As of December 31, 2007	Change

Cash and cash equivalents	$12,333	$538,373	$(526,040)

Accounts receivable	74,437	77,167	(2,730)

Unbilled revenues on uncompleted contracts	60,009	73,465	(13,456)

Inventories	75,526	44,162	31,364

Prepaid expenses and other current assets	31,096	35,415	(4,319)

Total current assets	253,401	768,582	(515,181)

Accounts payable and accrued expenses	993,195	744,876	248,319

Due to related party	28,147	186,901	(158,754)

Due to stockholders	321,884	321,884	—

Payroll taxes payable	221,248	192,177	29,071

Total current liabilities	$1,771,533	$1,662,281	$109,252

Cash Requirements

We intend to use our available funds as well as our working capital and our borrowing ability to expand the operations of Senz-It and Isotec.

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities was $548,722 for the three months ended March 31, 2008 and $357,997 for the three months ended March 31, 2007, an increase of $190,725. The principal components of the increase net cash used in operations for the three months ended March 31, 208 were: (a) a net loss of $630,576, (b) change in fair value of derivative and warrant liabilities of $185,191; (c) a increase in inventory of $31,364; (d) a decrease in due to related parties of $156,699; and (e) an decrease in deferred revenue of $25,628; offset by (f) depreciation and amortization of $30,328; (g) stock issued to pay operating expenses in the amount of $118,562; (h) increase in accounts payable and accrued expenses of $252,692; and (i) an increase in payroll taxes payable of $29,071.

Investing Activities

Our net cash used in investing activities was $21,001 for the three months ended March 31, 2008 and was used for acquisition of intangible assets of $21,001, compared to our net cash used in investing activities of $159,949 for the three months ended March 31, 2007 which was used for the acquisition of fixed and intangible assets of $8,435 and $151,604, respectively.

Financing Activities

Our net cash provided by financing activities of $43,683 for the three months ended March 31, 2008, which resulted from proceeds from the exercise of warrants totaling $47,993 which were offset by repayments of notes payable of $4,310. Our net cash provided by financing activities was $443,210 for the three months ended March 31, 2007, which resulted from proceeds, net of issuance costs, from sales of common stock to investors in a private stock offering of $497,500 which were offset by repayments of note payable of $54,290.

Contractual Obligations.

Operating Leases

Isotec leases a 4,800 square foot facility in Westminster, Colorado with a monthly rent and common area expense of $4,061 through December 31, 2011. Rent and common area expense totaled $12,556 and $11,715 for the three months ended March 31, 2008 and March 31, 2007, respectively.

As of March 31, 2008, future minimum non-cancelable facility rental payments required under the operating lease are as follows:

2008 (last nine months)	$36,662
2009	51,183
2010	53,232
2011	55,362

$196,439

Senz-It leases a 934 square foot facility in Newport Beach, California. The lease commenced October 22, 2007 through October 21, 2008. Upon expiration, the lease terms will continue for successive thirty-day periods until cancelled by either party in writing. Rent and common area expense totaled $2,615 for the three months ended March 31, 2008. There were no rent and common area expenses associated with this lease for the three months ended March 31, 2007. As of March 31, 2008 future minimum non-cancellable facility rental payment required under the operating lease for 2008 are $8,732.

Consulting Agreement

On March 10, 2008, we renewed our consulting agreement with its chief executive officer, Robert Hovee, through an agreement with RAH Consulting Group, Inc. This agreement covers his services to be rendered for us in that position for the period of January 1, 2008 through December 31, 2008. In consideration of the services rendered, we will pay Mr. Hovee a fee of $8,000 per month, in cash or stock, at our discretion. Mr. Hovee is eligible to participate in the Company’s Stock Option Plan. We will reimburse Mr. Hovee for all reasonable business expenses incurred while performing services for us. In addition, healthcare insurance premiums for Mr. Hovee will be paid by us. This agreement is to remain in effect until terminated by either party as of the date set forth in a written notice to the other party delivered in accordance with the notice provisions of the agreement at least 30 days prior to such date. In the event of the termination of this agreement, any accrued but unpaid fees will be paid within ten days of the effective date of such termination. As of March 31, 2008, we did not owe Mr. Hovee any money.

An advance of $3,259 on the consulting fees owed Robert Hovee was made during 2007. The remaining advance to related party as of March 31, 2008 is $1,204.

Distributor Agreements

We have entered into several distributor agreements for distribution of the our products in the United States. These agreements call for the provision of services to the distributors in exchange for the promotion of our products. The products are sold to the distributor at a discount from the list price of 15% to 25%.

In addition, we have alliance agreements to assist us in establishing international distributorships. The agreements have one-year terms and may be renewed with the mutual consent of both parties. The alliance agreements specify a commission of 10% of license fees and 5% of product sales made pursuant to the alliance agreements.

On May 1, 2007, we entered into a distributor agreement for the purpose of appointing a distributor responsible for the worldwide, excluding Singapore, sales and marketing of the Senz-It product line for a period of forty-eight months unless sooner terminated as specified in the agreement. In addition the distributor provides sales and marketing consulting services for an initial term of twelve months. As payment for these consulting fees, we agreed to the following compensation arrangement: (a) 10,000,000 million shares (50% of the shares in the form of S-8 shares and 50% of the shares were in the form of Rule 144 shares) were issued totalling $60,000 (valued at the closing price of $0.006 on the date issued), and (b) World Am stock options, fully vested, issued monthly in the amount of 1,200,000 through November 2007 and 1,000,000 through May 2008 at an exercise price of $0.02 per share. The stock option shares remain exercisable for a period of thirty-six months from the date of issuance. No additional compensation or expense reimbursement shall be made to distributor for their efforts in this matter. As of March 31, 2008, a total of 11,200,000 fully vested options had been issued, valued at $27,806. This amount has been recorded in general and administrative expenses (see Note 10).

License Agreement

Through March 31, 2008, we have incurred a total of $205,548 related to certain items in the License Agreement, which we have recorded as an intangible asset in the accompanying condensed consolidated financial statements (see Note 3). Upon commencement of sales of the licensed technologies, Senz-It will amortize the cost of the intangibles over the lesser of their estimated useful lives or over the remaining term of the License Agreement. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

In connection with the License Agreement (see Note 3), Senz-It issued 100,000 restricted shares of its common stock in January 2007, and will issue additional such shares to SUNY pursuant to the terms of a Stock Purchase Agreement dated December 1, 2006, so that it will maintain a minimum ownership of 10% in Senz-It. Finally, Senz-It entered into a Stockholders Agreement dated December 1, 2006 with SUNY that covers the rights of stockholders of Senz-It. At such time as Senz-It earns a profit, the minority interest will be allocated to SUNY. In connection with these agreements, we entered into confidentiality and non-disclosure agreements with SUNY as to certain specific terms of the agreements.

Indemnities and Guarantees

During the normal course of business, we have made certain indemnities and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include certain agreements with our officers under which we may be required to indemnify such party for liabilities arising out of their employment relationship, lease agreements where we maybe required to indemnify the landlord for damages arising out of non-compliance with environmental laws, contracts where we may be required to indemnify the other party from damages resulting from claimed infringements of the propriety rights of third parties or confidentiality provisions and the LaJolla Cove agreement where we may be required to indemnify La Jolla Cove for breach of representation or warranty. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite.

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

Critical Accounting Policies.

The SEC has issued Financial Reporting Release No. 60, “Cautionary Advice Regarding Disclosure About Critical Accounting Policies” (“FRR 60”), suggesting companies provide additional disclosure and commentary on their most critical accounting policies. In FRR 60, the SEC has defined the most critical accounting policies as the ones that are most important to the portrayal of a company’s financial condition and operating results and require management to make its most difficult and subjective judgments, often as a result of the need to make estimates of matters that are inherently uncertain. Based on this definition and in consultation with our Board of Directors, we have identified the following accounting policies that we believe are critical to an understanding of our financial statements. These are important accounting policies that require management’s most difficult, subjective judgments, and include: (a) valuation of stock-based compensation arrangements; (b) revenue recognition; (c) realizability of long-lived assets; (d) valuation of derivative financial instruments; and (e) valuation of income taxes. The methods, estimates and judgments we use in applying these most critical accounting policies have a significant impact on the results we report in our consolidated financial statements.

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

Stock-based compensation expense recognized during the period is based on the value of the portion of share-based payment awards that is ultimately expected to vest during the period. SFAS No. 123(R) requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates. The forfeiture rate that we presently uses is 0%.

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to our loss position, there were no such tax benefits for the three months ended March 31, 2008 and 2007, respectively.

Revenue Recognition

We recognize revenue in accordance with SAB No. 101, “Revenue Recognition in Financial Statements,” as revised by SAB No. 104. As such, we recognize revenue when persuasive evidence of an arrangement exists, title transfer has occurred, the price is fixed or readily determinable and collection is probable.

Our revenues were derived from product sales at Isotec, which primarily consisted of shipments of security portals. Revenue from product sales are recorded when products are shipped.

Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems were $127,544 and $-0- during the three months ended March 31, 2008 and 2007, respectively. Our research and development contract is cost reimbursement. Our cost reimbursement research and development contracts require our good faith performance of a statement of work within overall budgetary constraints, but with some flexibility as it relates to scheduling and resources, both personnel and equipment. Revenues for research and development contracts are recognized as costs are incurred in the proportion that costs incurred bear to estimated final costs.

Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts stated at estimated realizable value and expected to be realized in cash within one year.

As of March 31, 2008 and December 31, 2007, we recorded deferred revenue of $31,935 and $57,563, respectively, for customer deposits on ordered products.

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

Valuation of Derivative Financial Instruments

In accounting for non-conventional convertible debt, we bifurcate our embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Our derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. (“LaJolla Cove”) (see Note 6). These embedded instruments related to the Debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the derivatives is higher at the subsequent balance sheet date, we will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

During the year ended December 31, 2006, we recorded the initial fair value of the conversion feature of $1,151,759 of which $876,759 was recorded as interest expense in the consolidated statement of operations and $275,000 was recorded as a discount on the debt and is being amortized to interest expense over the life of the debt. We also recorded the initial fair value of the attached warrants, related to the debt financing in 2006, of $2,075,694 as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2006. The initial fair value of the conversion-related derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend-yield of 0%, annual volatility of 127% and risk-free interest rate of 4.70% – 4.74%. At December 31, 2007, the fair value of the conversion feature and the warrants amounted to $1,788,376. The 2007 decrease in the fair value of the conversion features and warrants of $777,284 is included as a component of other income in the December 31, 2007 consolidated statement of operations. At March 31, 2008, the fair value of the La Jolla Cove conversion feature and the warrants amounted to $1,610,221. The decrease in the fair value of the La Jolla Cove conversion features and warrants of $178,155 at March 31, 2008 and the increase in the fair value of the conversion features and warrants of $772,645 at March 31, 2007 are recorded as other income (expense) in the accompanying condensed consolidated statement of operations.

As of December 31, 2007, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 133.2% – 161.8%, and risk free interest rate of 3.07%-3.45%. The derivatives are classified as long-term liabilities in the accompanying condensed consolidated balance sheet.

As of March 31, 2008, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 134.6% – 156.3%, and risk free interest rate of 1.55%-2.46%. The derivatives are classified as long-term liabilities in the accompanying condensed consolidated balance sheet.

In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debt, we are required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting date. Non-employee stock options and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, volatility of 138% and risk free interest rate of 4.54%. At December 31, 2007, the fair value of the non-employee warrant was $267,937. The decrease in the fair value of non-employee stock options in the amount of $425,938 since December 31, 2007 is included in other income in the December 31, 2007 consolidated statement of operations.

At March 31, 2008, the fair value of the non-employee warrants was $260,901. The decrease in the fair value of non-employee stock options and warrants in the amount of $7,036 since December 31, 2007 and the increase of $44,000 since December 31, 2006 are included in other income (expense) in the accompanying condensed consolidated statement of operations.

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

ITEM 3.	Quantitative and Qualitative Disclosures About Market Risk.

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 4.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of March 31, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following three material weaknesses which have caused management to conclude that, as of March 31, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

1.  We do not have written documentation of our internal control policies and procedures. Written documentation of key internal controls over financial reporting is a requirement of Section 404 of the Sarbanes-Oxley Act. Management evaluated the impact of our failure to have written documentation of our internal controls and procedures on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

ITEM 4T.	Controls and Procedures.

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

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles. Management made a comprehensive review, evaluation and assessment of our internal control over financial reporting as of December 31, 2007, and it is included in our Annual Report on Form 10-KSB filed with the Commission on April 15, 2008. In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control—Integrated Framework.

There were no changes to our internal control over financial reporting identified in connection with the evaluation set forth in our last Annual Report during our fiscal quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Other than as set forth below, we are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us has been threatened.

(a)  On August 2, 2006, a complaint was filed in the District Court of Boulder County, Colorado: Karen Alexander v. World Am, Inc., Isotec, Inc., Robert A. Hovee, David J. Barnes, James R. Largent and Ken Jochim. The lawsuit was based on an alleged employment contract between us and a former employee, the wife of our former CEO and Chairman who is also suing us over his employment contract (see below).  When this lawsuit was originally filed, there were seven causes of action involving three additional named defendants, including two of our current Board members.  By the time of trial, the three additional named defendants had been dismissed and the only remaining causes of action were breach of contract, intentional interference with contract, libel and slander, and a Colorado Wage Act claim.  The libel and slander claim was dismissed during trial and, at the close of evidence, the former employee demanded $1,000,000 in damages.   The jury returned a verdict in our favor, finding that there was no breach of contract or intentional interference with contract.  The jury did find that we owed plaintiff back wages, which is a claim we never disputed.  The former employee was awarded $39,000 for these back wages, a portion of which was a statutory penalty, and reasonable attorney’s fees in an amount yet to be determined.  We also have claims pending for certain of our attorneys fees incurred on a discovery matter. We accrued $39,000 in the 2007 consolidated financial statements and have not accrued an additional amount for attorney fees as they cannot be reasonably estimated at this time.

(b) On September 20, 2006, a complaint was filed in the District Court of Adams County, Colorado: James H. Alexander v. World Am, Inc. The complaint principally alleges that we breached an employment agreement with the plaintiff by not paying him certain amounts allegedly owing and seeks damages in the amount of $714,718. The matter is currently scheduled to go to trial sometime in 2008.

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

(c) On or about November 7, 2007, PR/DNA filed a Complaint for Breach of Contract, Account Stated and Other Common Counts against World-Am in Superior Court of California, Los Angeles County, Case No. 07CC11731 to recover $30,108.25, claiming that timely notice of termination was not given to PR/DNA under the terms of a written agreement and further claiming that PR/DNA is entitled to reimbursement of certain costs incurred during the term of the agreement.

We filed an answer to the complaint on or about December 28, 2007 and hav commenced settlement discussions with PR/DNA’s counsel. We do not believe the outcome of this lawsuit will be material.

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

In March 2008, we settled this matter. Under the terms of the settlement, we agreed to pay to Robert Haney and Internet Marketing Solutions, Inc., the sum of $116,000. Payments will be made as follows: a payment of $6,000 was made in January 2008, and another payment of $6,000 was made upon execution of the agreement, March 4, 2008. As of March 31, 2008, no additional monies have been paid to Mr. Haney and Internet Marketing Solutions. As of March 31, 2008, the balance owed is $104,000. Monthly payments in the amount of $5,000, in stock or cash, are set to begin on April 5, 2008 and continuing in the same amount on the fifth day of each month thereafter until fully paid in April 2010. The April 2010 payment will be $4,000, in cash or stock. In the event that we fail to make any of the aforementioned payments, we agree to pay Robert Haney and Internet Marketing Solutions, Inc., a penalty of $1,000 per occurrence.

ITEM 1A	Risk Factors

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On January 9, 2008, we issued an aggregate of 26,602,177 shares of our common stock to La Jolla Cove Investors, Inc. We issued 26,564,184 of these shares pursuant to a conversion request submitted to us by La Jolla to convert $3,799.27 of the outstanding amount due under that certain 6¾% Convertible Debenture dated June 8, 2006. We issued the additional 37,993 shares pursuant to a mandatory exercise provision under a Warrant issued with the Convertible Debenture. Under the Warrant the exercise price is $1.00 per share, so we received $37,993 as a result of this exercise. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

On March 11, 2008, we issued an aggregate of 7,333,333 shares of our common stock to La Jolla Cove Investors, Inc. We issued 7,323,333 of these shares pursuant to a conversion request submitted to us by La Jolla to convert $1,000 of the outstanding amount due under that certain 6¾% Convertible Debenture dated June 8, 2006. We issued the additional 10,000 shares pursuant to a mandatory exercise provision under a Warrant issued with the Convertible Debenture. Under the Warrant the exercise price is $1.00 per share, so we received $10,000 as a result of this exercise. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

On March 31, 2008, we issued an aggregate of 18,530,997 shares of our common stock to La Jolla Cove Investors, Inc. We issued 18,505,997 of these shares pursuant to a conversion request submitted to us by La Jolla to convert $2,500 of the outstanding amount due under that certain 6¾% Convertible Debenture dated June 8, 2006. We issued the additional 25,000 shares pursuant to a mandatory exercise provision under a Warrant issued with the Convertible Debenture. Under the Warrant the exercise price is $1.00 per share, so we received $25,000 as a result of this exercise. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

ITEM 3.	Defaults Upon Senior Securities.

There have been no events required to be reported under this Item.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

There have been no events required to be reported under this Item.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

(a) Exhibits

2.1	Agreement and Plan of Merger between the Company and Allmon Corporation, dated May 11, 2000 (incorporated by reference to Exhibit 2.1 of the Form 8-K12g-3 filed on May 16, 2000).

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

4.21	Registration Rights Agreement between the Company and Golden Gate Investors, Inc., dated January 23, 2006 (incorporated by reference to Exhibit 4.5 of the Form 8-K filed on February 10, 2006).

4.22	Addendum to Convertible Debenture and Warrant To Purchase Common Stock, dated February 7, 2006 (incorporated by reference to Exhibit 4.6 of the Form 8-K filed on February 10, 2006).

4.23	Amended and Restated Employee Stock Incentive Plan (Amendment No. 4), dated February 7, 2006 incorporated by reference to Exhibit 4 of the Form S-8 POS filed on February 14, 2006).

4.24	Cancellation Letter between the Company and Golden Gate Investors, Inc., dated June 14, 2006 (incorporated by reference to Exhibit 4.7 of the Form 8-K/A filed on June 27, 2006).

4.25	Securities Purchase Agreement between the Company and La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.8 of the Form 8-K/A filed on June 27, 2006).

4.26	6¾% Convertible Debenture issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.9 of the Form 8-K/A filed on June 27, 2006).

4.27	Warrant to Purchase Common Stock (due June 19, 2009) issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.10 of the Form 8-K/A filed on June 27, 2006).

4.28	Warrant to Purchase Common Stock (due June 19, 2011) issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.11 of the Form 8-K/A filed on June 27, 2006).

4.29	Registration Rights Agreement between the Company and La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.12 of the Form 8-K/A filed on June 27, 2006).

4.30	Additional Transaction Letter between the Company and La Jolla Cove Investors, Inc., dated June 22, 2006 (incorporated by reference to Exhibit 4.13 of the Form 8-K/A filed on June 27, 2006).

4.31	2007 World Am, Inc. Stock Option Plan, dated January 2, 2007 (incorporated by reference to Exhibit 4.31 of the Form 10-KSB filed on April 15, 2008).

10.1	Employment Agreement between the Company and James Alexander, dated February 20, 2002 (incorporated by reference to Exhibit 10.4 of the Form 10-QSB filed on May 14, 2002).

10.2	Amendment A to Employment Agreement between the Company and James Alexander, dated as of February 20, 2002 (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on April 11, 2003).

10.3	Amendment B to Employment Agreement between the Company and James Alexander, dated January 15, 2004 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB filed on April 20, 2004).

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

10.10	Demand Promissory Note issued by the Company in favor of SUTI Holdings, LP, dated May 18, 2006 (incorporated by reference to Exhibit 10.10 of the Form 10-KSB filed on April 2, 2007).

10.11	$75,000 Factoring Agreement between the Company and JJ Ellis, LLC, dated April 25, 2005, and attached warrant (incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on April 2, 2007).

10.12	Addendum to Factoring Agreement, dated August 8, 2005 (incorporated by reference to Exhibit 10.12 of the Form 10-KSB filed on April 2, 2007).

10.13	Consulting Agreement between the Company and Robert Hovee, dated February 21, 2007 (incorporated by reference to Exhibit 10.13 of the Form 10-KSB filed on April 2, 2007).

10.14	Consulting Agreement between the Company and Robert Hovee, dated February 19, 2008 (incorporated by reference to Exhibit 10.14 of the Form 10-KSB filed on April 15, 2008).

10.15*	Cost Reimbursement Subcontract dated November 1, 2007 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 12, 2007).

14	Code of Business Conduct and Ethics, adopted by the Company’s board of directors (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on April 20, 2004).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 3, 2006).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on June 30, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert A. Hovee (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Robert Kline (filed herewith).

32.1	Section 1350 Certification of Robert A. Hovee (filed herewith).

32.2	Section 1350 Certification of C. Robert Kline (filed herewith).

99.1	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.3 of the Form 10-KSB filed on April 21, 2005).

99.2	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.4 of the Form 10-KSB filed on April 21, 2005).

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Am, Inc.

Dated: May 15, 2008	/s/	Robert A. Hovee
	By:	Robert A. Hovee
	Its:	Chief Executive Officer, and Director