Form 10-Q
period 2008-06-30
WORLD AM, INC.
filed 2008-08-14
CIK 1107522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

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
Yes ☐ No ☐

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date. As of August 4, 2008, there were 1,379,642,875 shares of common stock, par value $0.0001, issued and outstanding.

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

ITEM 1. Financial Statements (unaudited).

WORLD AM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$38,692	$538,373
Accounts receivable	202,259	77,167
Unbilled revenues on uncompleted contracts	61,635	73,465
Inventories	185,342	44,162
Prepaid expenses and other current assets	29,881	32,156
Advances to related party	1,204	3,259
Total current assets	519,013	768,582

Intangible assets	205,548	184,547
Fixed assets, net	58,727	71,675
Refundable deposit	5,127	5,127

Total assets	$788,415	$1,029,931
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,329,284	$744,876
Payroll taxes payable	280,402	192,177
Deferred revenue	205,984	57,563
Due to stockholders	220,000	321,884
Due to related parties	92,595	186,901
Notes payable - short term	1,280	1,193
Related party notes payable, including accrued interest	126,100	--
Convertible debenture and accrued interest, net of unamortized discount of $72,339 and $118,548, respectively	186,629	157,687
Total current liabilities	2,442,274	1,662,281

Notes payable	1,755	2,239
Derivative and warrant liabilities	924,961	2,056,313

Total liabilities	3,368,990	3,720,833

Commitments and contingencies

Stockholders’ deficit:
Class A preferred stock, $0.0001 par value; liquidation preference of $1,700 per share; 40,000,000 shares authorized, 1,369 shares issued and no shares outstanding	--	--

WORLD AM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
(Continued)

	June 30, 2008	December 31, 2007
	(unaudited)
Class B preferred stock, $0.0001 par value; liquidation preference of $8,000,025; 40,000,000 shares authorized, 55 shares issued and outstanding	--	--

Common stock; $0.0001 par value; 1,500,000,000 shares authorized, 1,376,678,589 and 1,008,192,691 shares issued and outstanding	137,668	100,819
Additional paid in capital	4,608,990	4,149,659
Accumulated deficit	(7,327,233)	(6,941,380)

Total stockholders’ deficit	(2,580,575)	(2,690,902)

Total liabilities and stockholders’ deficit	$788,415	$1,029,931

See notes to the condensed consolidated financial statements.

WORLD AM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30, 2008	Three months Ended June 30, 2007	Six months Ended June 30, 2008	Six months Ended June 30, 2007
Revenues:
Contract research and development revenue	$35,926	$--	$163,470	$--
Product sales	390,405	69,140	577,511	122,410
	426,331	69,140	740,981	122,410

Cost and expenses:
Cost of contract research and development revenue	123,935	--	251,479	--
Cost of product sales	254,857	50,063	316,107	62,801
General and administrative expenses	822,247	960,979	1,730,488	1,547,876

Loss from operations	(774,708)	(941,902)	(1,557,093)	(1,488,267)

Other income (expense)
Change in fair value of derivative and warrant liabilities	946,161	518,065	1,131,352	(298,580)
Interest expense	(28,944)	(27,028)	(63,075)	(56,491)
Interest income	--	29,996	1,032	29,996
Lawsuit settlement	101,884	--	101,884	--
Miscellaneous income (expense)	330	(141)	47	1,600
Total other income (expense)	1,019,431	520,892	1,171,240	(323,475)

Income (loss) before provision for income taxes	244,723	(421,010)	(385,853)	(1,811,742)

Provision for income taxes	--	--	--	--

Net income (loss)	$244,723	$(421,010)	$(385,853)	$(1,811,742)

Basic income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Basic weighted average common shares outstanding	1,235,225,595	700,471,186	1,147,475,765	567,159,125

Diluted income (loss) per common share	$0.00	$(0.00)	$(0.00)	$(0.00)

Diluted weighted average common shares outstanding	12,254,796,432	700,471,186	1,147,475,765	567,159,125

See notes to the condensed consolidated financial statements.

WORLD AM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2006 THROUGH JUNE 30, 2008

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2006	1,369	$--	55	$--	330,037,091	$33,004	$630,214	$(4,976,646)	$(4,313,428)

Common stock issued to pay operating expenses	--	--	--	--	197,617,357	19,761	955,304	--	975,065

Common stock issued for cash	--	--	--	--	480,000,000	48,000	3,477,000	--	3,525,000

Cancellation of common stock issued to a consultant in 2006, subsequently replaced	--	--	--	--	(4,103,136)	(410)	(20,590)	--	(21,000)

Cancellation of common stock issued to an employee in 2005	--	--	--	--	(100,000)	(10)	(870)	--	(880)

Initial fair value of warrants reclassified to derivatives and warrant liabilities	--	--	--	--	--	--	(607,875)	--	(607,875)

Common stock issued to convert debt at calculated price of $0.00022 per share	--	--	--	--	4,731,379	473	527	--	1,000

Common stock issued for exercise of warrant	--	--	--	--	10,000	1	9,999		10,000

Stock issuance costs	--	--	--		--	--	(324,750)	--	(324,750)

Options vesting during the period	--	--	--		--	--	30,700	--	30,700

WORLD AM, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2006 THROUGH JUNE 30, 2008
(continued)

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Net Loss	--	--	--		--	--		(1,964,734)	(1,964,734)
Balance, December 31, 2007	1,369	--	55	--	1,008,192,691	100,819	4,149,659	(6,941,380)	(2,690,902)

Common stock issued to pay operating expenses (unaudited)	--	--	--	--	149,899,391	14,990	229,240	--	244,230

Common stock issued to convert debt at calculated price of $0.00009 (unaudited)	--	--	--	--	218,395,014	21,840	(2,691)	--	19,149

Common stock issued for exercise of warrant at $1.00 per share (unaudited) (Note 6)	--	--	--	--	191,493	19	191,474	--	191,493

Options vesting during the period (unaudited)	--	--	--	--	--	--	41,308	--	41,308

Net loss (unaudited)	--	--	--	--	--	--	--	(385,853)	(385,853)
Balance, June 30, 2008 (unaudited)	1,369(1)	$--	55	$--	1,376,678,589	$137,668	$4,608,990	$(7,327,233)	$(2,580,575)

(1) In January 2006, the Company made the determination to cancel the 1,369 shares of Class A preferred stock based on non-performance under a related loan agreement. Therefore, the Company considers these shares to be issued, since they have not actually been cancelled yet, but not outstanding.

See notes to the condensed consolidated financial statements.

WORLD AM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Cash flows from operating activities:

Net loss	$(385,853)	$(1,811,742)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative and warrant liability	(1,131,352)	298,580
Depreciation and amortization	60,658	49,513
Stock issued to pay operating expenses	244,230	697,632
Options vesting during the period	41,308	14,059
Lawsuit settlement	(101,884)	--
Changes in operating assets and liabilities:
Accounts receivable, net	(125,092)	(82,380)
Unbilled revenues on uncompleted contracts	11,830	--
Inventories	(141,180)	(11,084)
Prepaid expenses and other current assets	2,275	(18,136)
Accounts payable and accrued liabilities	591,388	(582,916)
Payroll taxes payable	88,225	(23,582)
Due to related parties	(92,251)	192,006
Deferred revenue	148,421	96,314

Net cash used in operating activities	(789,277)	(1,181,736)

WORLD AM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(continued)

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Cash flows from investing activities:
Purchase of fixed assets	(1,500)	(55,113)
Purchase of intangible assets	(21,001)	(151,604)
Net cash used in investing activities	(22,501)	(206,717)

Cash flows from financing activities:
Net proceeds from sale of common and preferred stock, net of issuance costs	--	3,197,500
Proceeds from exercise of warrants	191,493	--
Proceeds from related party note payable	125,000	--
Principal payments on notes payable	(4,396)	(92,615)
Net cash provided by financing activities	312,097	3,104,885

Net change in cash	(499,681)	1,716,432

Cash, beginning of period	538,373	122,008

Cash, end of period	$38,692	$1,838,440

Supplemental disclosure of cash flow information
Cash paid for income taxes	$--	$--

Cash paid for interest	$3,074	$11,366

Schedule of non-cash investing and financing activities:
Common stock issued for the conversion of debt	$19,149	$--

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

The interim condensed financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of June 30, 2008 and the results of operations for the three and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007 have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Effective January 1, 2008, the Company is no longer in the development stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company believes that the revenues generated from Senz-It and Isotec during the three and six months ended June 30, 2008 as well as the projected revenues for the remainder of 2008 demonstrate that WDAM has emerged from the product development phase.

Going Concern.

The Company’s net losses and accumulated deficit were $7,327,233 through June 30, 2008. The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance. Any future success that the Company might experience will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.

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

Concentration of Credit Risk.

Cash.

The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. As of June 30, 2008 and December 31, 2007, the Company had cash balances in excess of the FDIC limit of $0 and $438,373, respectively.

Customers.

The Company had three customers that accounted for essentially all revenue during the three months ended June 30, 2008 and six customers that accounted for essentially all revenue during the six months ended June 30, 2008. One customer accounted for essentially all revenue for the three months ended June 30, 2007 and two customers accounted for essentially all of the revenue for the six months ended June 30, 2007. As of June 30, 2008, two customers owed $196,406. As of December 31, 2007, two customers owed $64,820.

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

Inventories.

Inventories are stated at the lower of cost or market. Cost is principally determined by using the average cost method. Inventories consist of raw materials, work-in-process and finished goods held for sale. The Company’s management monitors the inventories for excess and obsolete items and makes necessary valuation adjustments when required. Adjustments are considered to be a permanent reduction in the cost basis of the corresponding inventory. Inventories consist of raw materials used in product sales by Isotec at June 30, 2008. Certain raw materials used in Isotec’s products are only available from a few suppliers. If these sources of raw materials are lost, Isotec’s production could be significantly affected.

Estimated Costs to Complete and Accrued Loss on Contracts.

The Company reviews and reports on the performance of its contracts against the respective plans. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETC”). ETCs include management’s current estimates of remaining amounts for direct labor, material, subcontract support and allowable indirect costs based on each contract’s completion status and either the current or adjusted future technical requirements under the contract. If an ETC indicates a potential overrun against budgeted program resources, management generally seeks to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such revision. To mitigate the financial risk of such revisions, the Company attempts to negotiate as much flexibility in deliverable dates as possible. When revisions to the contract do not appear possible within program budgets, an accrual for contract overrun is recorded based on the most recent ETC of the particular program. For the three months ended June 30, 2008, the Company estimates that there will be a cost overrun totaling $88,009. This cost overrun was included in cost of goods sold for the three and six months ended June 30, 2008. For the year ended December 31, 2007, the Company did not estimate any cost overruns on its contract.

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

Long-Lived Assets.

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2008 and December 31, 2007, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

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

Derivative Financial Instruments.

In accounting for non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company’s derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. (“La Jolla Cove”) (see Note 6). These embedded instruments related to the Debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

During the year ended December 31, 2006, the Company recorded the initial fair value of the conversion feature of $1,151,759 of which $876,759 was recorded as interest expense in the consolidated statement of operations and $275,000 was recorded as a discount on the debt and is being amortized to interest expense over the life of the debt. The Company also recorded the initial fair value of the attached warrants, related to the debt financing in 2006, of $2,075,694 as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2006. The initial fair value of the conversion-related derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend-yield of 0%, annual volatility of 127% and risk-free interest rate of 4.70% – 4.74%. At December 31, 2007, the fair value of the conversion feature and the warrants amounted to $1,788,376. At June 30, 2008, the fair value of the La Jolla Cove conversion feature and the warrants amounted to $834,616. The decrease in the fair value of the La Jolla Cove conversion features and warrants of $953,760 at June 30, 2008 and the increase in the fair value of the conversion features and warrants of $296,580 at June 30, 2007 are included as other income (expense) in the accompanying condensed consolidated statements of operations.

As of December 31, 2007, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 133.2% – 161.8%, and risk free interest rate of 3.07%–3.45%. The derivatives are classified as long-term liabilities in the accompanying condensed consolidated balance sheet.

As of June 30, 2008, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 143.6% – 172.8%, and risk free interest rate of 2.36%–3.34%. The derivatives are classified as long-term liabilities in the accompanying condensed consolidated balance sheet.

In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting date. Non-employee stock options and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, volatility of 138% and risk free interest rate of 4.54%. At December 31, 2007, the fair value of the non-employee warrant was $267,937. The decrease in the fair value of non-employee stock options in the amount of $425,938 since December 31, 2006 is included in other income in the December 31, 2007 consolidated statement of operations.

At June 30, 2008, the fair value of the non-employee warrants was $90,345. The decrease in the fair value of non-employee stock options and warrants in the amount of $177,592 since December 31, 2007 and the increase of $44,000 since December 31, 2006 are included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits for the three and six months ended June 30, 2008 and 2007, respectively.

Net Earnings (Loss) Per Common Share.

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share,” and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the six months ended June 30, 2008 and for the three and six months ended June 30, 2007, basic and diluted loss per share were the same due to the net loss for these periods. Had such shares been included in diluted loss per share, they would have resulted in weighted-average common shares of 12,169,688,415 for the six months ended June 30, 2008 and 2,558,336,472 and 2,425,024,411 for the three and six months ended June 30, 2007.

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

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems were $35,926 and $-0- during the three months ended June 30, 2008 and 2007, respectively and $163,470 and $-0- during the six months ended June 30, 2008 and 2007, respectively. The Company’s research and development contract is cost reimbursement. The Company’s cost reimbursement research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with some flexibility as it relates to scheduling and resources, both personnel and equipment. Revenues for research and development contracts are recognized as costs are incurred in the proportion that costs incurred bear to estimated final costs.

Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts stated at estimated realizable value and expected to be realized in cash within one year.

As of June 30, 2008 and December 31, 2007, the Company recorded deferred revenue of $205,984 and $57,563, respectively, for customer deposits on ordered products.

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

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities”. SFAS No. 161 is intended to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, results of operations and cash flows. SFAS No. 161 requires that the enhanced disclosures include the objectives for using derivative instruments in terms of underlying risk and accounting designation. SFAS No. 161 also improves transparency about the location and amounts of derivative instruments in the company’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affects the company’s financial position, results of operations and cash flows. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. The Company is currently evaluating the impact that the adoption of SFAS No. 161 will have on its consolidated financial position, results of operations and cash flows.

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

March 31, 2009	$75,000
March 31, 2010	$100,000
March 31, 2011	$125,000

For the six months ended June 30, 2008 and June 30, 2007, the Company recorded royalty fee expense of $5,262 and $-0- and patent cost reimbursement of $21,001 and $151,604, respectively. As of June 30, 2008 and December 31, 2007, Senz-It has incurred a total of $205,548 and $184,547, respectively, related to certain items of the License Agreement and has recorded the costs as an intangible asset in the accompanying condensed consolidated financial statements. Upon commencement of sales of the licensed technologies, Senz-It will amortize the cost of the intangibles over the lesser of either their estimated useful life or the remaining term of the License Agreement. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

NOTE 4 – DUE TO STOCKHOLDERS

Due to stockholders was $220,000 as of June 30, 2008 and $321,884 as of December 31, 2007. The balance consists of $70,000 payable related to a finder’s fee and other services provided by a consultant and $150,000 related to the settlement of a lawsuit with the former president and chief executive officer. See Note 10 for details regarding the lawsuit settlement. These amounts are non-interest bearing and due on demand.

NOTE 5 – PAYROLL TAXES PAYABLE

As of June 30, 2008 and December 31, 2007, payroll taxes payable consists of late payroll taxes and estimated accrued interest and penalties for payroll and stock option activity totaling $280,402 and $192,177, respectively. A payment arrangement through 2008 has been agreed upon between the parties that will resolve this matter.

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

The discount on convertible debt is amortized to interest expense over the life of the Debenture. Amortization expense charged to operations during the three and six months ended June 30, 2008 was $23,105 and $46,210, respectively. Amortization expense charged to operations during the three and six months ended June 30, 2007 was $22,851 and $45,702, respectively. Interest accrued on the Debenture and added to the principal balance was $4,274 for the three months ended June 30, 2008 and $8,955 for the six months ended June 30, 2008. Interest accrued on the Debenture and added to the principal balance was $1,150 for the three months ended June 30, 2007 and $5,827 for the six months ended June 30, 2007. Interest payments totaling $3,074 and $11,366 were made in the second quarter 2008 and 2007, respectively. During the three months and six months ended June 30, 2008, 166,001,500 and 218,395,014 shares of common stock were issued to La Jolla Cove, respectively, in connection with the conversion of $11,850 for the three months ended June 30, 2008 and $19,149 for the six months ended June 30, 2008 of the Debenture at a calculated conversion price of $0.00009, as defined above. Additionally, the Company repaid $4,000 of the Debentures in the three months ended March 31, 2008. The balance on the debenture, including accrued interest payable (net of unamortized discount of $72,339 and $118,548 as of June 30, 2008 and December 31, 2007) was $186,629 and $157,687, respectively.

If La Jolla Cove elects to convert a portion of the Debenture and, on the day that the election is made, the volume weighted average price is below $0.01 per share, the Company will have the right to prepay that portion of the Debenture that the holder elected to convert, plus any accrued and unpaid interest, at 125% of such amount. In the event that the Company elects to prepay that portion of the Debenture, La Jolla Cove will have the right to withdraw its conversion notice. If, at anytime during the month, the volume weighted average price is below $0.01 per share, weighted average price is below $0.01 per share, La Jolla Cove will not be obligated to convert any portion of the Debenture during that month.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – WARRANTS AND CONVERTIBLE DEBENTURE (continued)

In conjunction with the Debenture, the Company issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase 5,000,000 shares of common stock of the Company, exercisable at $1.00 per share. During the three and six months ended June 30, 2008, La Jolla Cove exercised 118,500 and 191,493 warrants at $1.00 per share leaving a warrant balance of 4,798,507 shares at June 30, 2008 and 4,990,000 shares at December 31, 2007. The Company received $118,500 and $191,493 in cash proceeds from the warrant exercise for the three and six months ended June 30, 2008. The Company also issued a warrant to La Jolla Cove, dated June 29, 2006, to purchase up to that number of shares of common stock equal to $2,750,000 divided by 120% of the average of the closing prices of the common stock for the 20 trading days prior to June 19, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to June 19, 2006, totaling 266,472,868 shares.

In connection with this transaction, the Company also granted to La Jolla Cove certain rights under a registration rights agreement, dated June 19, 2006, which requires that the Company register the shares into which the Debenture and the related warrants may be converted into.

Beginning in the first full calendar month after a registration statement is declared effective, La Jolla Cove is required to convert at least 10% of the face value of the Debenture and exercise 10% of the warrants in any particular calendar month, the Company’s remedy will be that La Jolla will not be entitled to collect interest on the Debenture for that month if the Company gives La Jolla written notice, at least five business days prior to the end of the month, of its failure to convert and/or exercise the minimum required amount for that month, of its failure to covert and/or exercise the minimum required amount for that month. In the event that La Jolla does not covert at least 10% of the Debenture or exercise 10% of the warrants for two consecutive calendar months, in addition to the penalty set forth in the previous sentence, the Company may repay, at par, an amount of the Debenture equal to two times the differential between 10% of the face value of the Debenture and the amount actually converted by La Jolla Cove.

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – STOCK COMPENSATION PLANS

2005 Non-Employee Directors and Consultants Retainer Stock Plan.

The World Am, Inc. Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (“Non-Employee Plan”), dated December 22, 2005, is intended to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, and allow the Company to pay their retainer or fees in the form of shares of common stock or stock options. The maximum number of shares of stock that may be issued under this plan is 291,000,000 as of June 30, 2008.

During the three months ended June 30, 2008 2,161,277 shares of common stock were issued under the Non-Employee Plan leaving a balance of 0 shares left to be issued.

2006 Employee Stock Incentive Plan.

The World Am, Inc. Amended and Restated Employee Stock Incentive Plan (“ESIP Plan”), dated February 7, 2006, is intended to allow designated officers and employees, and certain non-employees of the Company, to receive options to purchase common stock, and to receive common stock grants subject to certain restrictions. The purpose of this plan is to provide employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees of exceptional ability. The purchase price of shares under the plan is $0.015 per share. The option period begins on the date of grant and will not exceed ten years. The maximum number of shares of stock that may be issued under the amended ESIP Plan is 485,000,000 as of June 30, 2008.

During the three and six months ended June 30, 2008, a total of 60,270,196 and 105,319,929 shares of common stock were awarded out of the ESIP Plan. As of June 30, 2008, there were 0 shares of common stock remaining to be issued under the ESIP plan.

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

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – STOCK COMPENSATION PLANS (continued)

If the employee has been employed (or in the case of an independent director, been in such a position) for a period of one year from the date of the option grant, then the employee vests in 25% of the total number of shares covered by the option, and thereafter, 1/48th of the total number of shares covered by the option at the end of each full calendar month. If the employee leaves the Company prior to the expiration of the one-year period, then the employee does not have the right to purchase any shares under the option. The option remains valid only while the employee remains with the Company. Upon a termination of his or her relationship with the Company, the employee has a period of 90 calendar days thereafter to purchase the amount of shares that are vested to date or they are forfeited. As of June 30, 2008, 16,687,500 of the options have vested and -0- shares vested as of December 31, 2007.

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

	2008	2007
Risk-free interest rate	1.55 – 2.36%	3.34% – 4.48%
Expected life of the options	3 years	3-6 years
Expected volatility	156 – 173%	127 – 162%
Expected dividend yield	0%	0%

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – STOCK COMPENSATION PLANS (continued)

The following is a summary of all stock option activity as of June 30, 2008 and changes during the six months ended June 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	73,619,991	$0.009	5.95	$--

Granted	4,800,000	$0.02
Expired/forfeited	(371,250)	--
Exercised	--	--

Options outstanding at June 30, 2008	78,048,741	$0.009	5.68	$--

Options exercisable at June 30, 2008	50,236,241	$0.012	4.12	$--
Options expected to vest at June 30, 2008	78,048,741	$0.009	5.68	$--

The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values, based on the Company’s closing stock price of $0.0008 as of June 30, 2008, which would have been paid by the optionee had all of them exercised their options as of that date.

Stock-based compensation expense for the three and six months ended June 30, 2008 were $9,675 and $41,308, respectively. Stock based compensation for the three and six months ended June 30, 2007 were $7,906 and $14,059, respectively. These amounts were included in general and administrative expenses in the accompanying consolidated statements of operations.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 7 – STOCK COMPENSATION PLANS (continued)

The following summarizes the activity of the Company’s non-vested options:

	Weighted-Average
	Shares	Grant-Date Fair Value	Remaining Months to Vest	Remaining Unrecognized Compensation Cost
Non-vested outstanding at January 1, 2008	44,500,000	$0.005	49	$127,722
Granted	4,800,000	$0.02	36	7,036
Vested	(21,487,500)	$0.008		(41,308)
Forfeited	--	--		--
Non-vested outstanding, related to the 2007 Stock Option Plan, at June 30, 2008	27,812,500	$0.005	43	$93,450

The fair value of options granted in 2008 was $7,036 or $0.0015 per share.

NOTE 8 – STOCKHOLDERS’ DEFICIT

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
(Unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT (continued)

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

Common Stock.

The holders of the Company’s common stock are entitled to one vote per share of common stock held.

The following summarizes the common stock activity for the six months ended June 30, 2008:

Shares issued under the ESIP Plan	105,319,929

Shares issued for conversion of Debenture	218,395,014

Exercise of warrants	191,493

Shares issued under the Non-Employee Directors and Consultants Plan	2,161,277

Shares issued under separate S-8 filing (a)	42,418,185

Total net shares issued	368,485,898

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 8 – STOCKHOLDERS’ DEFICIT (continued)

(a) On July 31, 2008, the Company filed a Form S-8 to register the issuance of these shares. These shares were issued during the three months ended June 30, 2008 and were in excess of the available shares that were contained in the 2005 Non-Employee Directors and Consultants Retainer Stock Plan as well as the 2006 Employee Stock Incentive Plan.

A summary of the warrant activity for the six months ended June 30, 2008 is as follows:

	Warrants	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life
Balance, December 31, 2007	449,891,816	$0.023	35 months
Warrants issued	18,578,948	$0.0026	12 months
Warrants exercised	(191,493)	$1.00
Warrants expired	(18,078,948)	$0.0025
Balance, June 30, 2008	450,200,323	$0.0230	29 months

In February 2008, the Company issued a warrant to G. Raymond Pironti, Jr. to purchase 18,078,948 shares of its common stock at the lowest reported bid price of the Company’s common stock from February 4, 2008 to March 31, 2008, which was $0.0017, for a period of twelve months in exchange for consulting services. The fair value of the warrant was determined to be $4,642 at June 30, 2008 and is included in derivative and warrant liabilities in the accompanying condensed consolidated balance sheets.

In February 2008, the Company issued a warrant to an individual to purchase 500,000 shares of its common stock at $0.005 per share for a period of twelve months in exchange for consulting services. The fair value of the warrant was determined to be $67 at June 30, 2008 and is included in derivative and warrant liabilities in the accompanying condensed consolidated balance sheets.

NOTE 9 – RELATED PARTY TRANSACTIONS

G. Raymond Pironti, Jr.

See Note 8 (above) for a description of the warrant that was issued to Mr. Pironti in February 2008.

In connection with the factoring agreement, the Company issued to JJ Ellis a warrant to purchase $60,000 of the Company’s common stock and has been recorded as a warrant liability in the accompanying consolidated balance sheet. The calculation of the number of shares underlying this warrant is based on the lowest bid price recorded ($0.0025) over a 365-day look back period or a 20% discount at time of execution, whichever is lower. Based on this calculation, the number of shares fixed for this warrant on April 25, 2006 was 24,000,000. This warrant is exercisable for a period of five years from the grant date of April 25, 2005 at the lower of $0.0025 per share or 80% of the closing price on the date of exercise and no warrants have been exercised as of June 30, 2008.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

David J. Barnes.

On June 19, 2008, Isotec, Inc. received $125,000 in the form of a secured promissory note from David Barnes. The purpose of these monies is to provide funds necessary to fulfill an order for the delivery of 20 security portals to a distributor. The secured promissory note contains a financing fee of 2.4%/month on the unpaid note balance. Additionally, there is a security agreement that covers all accounts, inventory and proceeds from all sales of security portals. Upon receipt of payment from the distributor, Mr. Barnes will be paid $6,250 for each unit paid for. The secured promissory note and the accrued interest expense is included in the condensed consolidated balance sheet. Interest expense related to this note totaled $1,100 for the three months ended June 30, 2008 and is included in the condensed consolidated statements of operations. No payments of interest or principal have been made as of June 30, 2008.

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

The management fee calls for a one-time payment of $100,000, payable in $50,000 of common stock and $50,000 of cash, at such time when the Company has the financial capability to pay in cash and an annual management fee of $930,000 payable in monthly installments of $77,500. Of the monthly management fee, $25,000 is payable in cash and the remainder is payable in common stock. For the three and six months ended June 30, 2008 and June 30, 2007, the Company recorded $465,000 in management fees. As of June 30, 2008 and December 31, 2007, the amount owed to Select University Technologies Inc. was $92,595 and $186,901 respectively, which consists of amounts due under the terms of the Venture Agreement and amounts due for rent and reimbursement of operating expenses.

The performance fee is 6% of gross revenue for the first three years of the Venture Agreement. Thereafter, the performance fee is to be calculated at 15% of quarterly operating profit (as defined in the Valuation Agreement). To date, $17,452 has been expensed related to the performance fee.

Office Space.

The Company shares office space with Select University Technologies, Inc. The Company is charged $800 per month, plus operating and administrative expenses. The total rent and operating expenses charged to the Company for the three and six months ended June 30, 2008 was $0 and $4,800, respectively. The total rent and operating expenses charged to the Company for the three and six months ended June 30, 2007 was $2,427 and $4,840, respectively.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 9 – RELATED PARTY TRANSACTIONS (continued)

SUTI Holdings, LP.

On May 18, 2006, the Company’s subsidiary, Isotec, issued a demand promissory note in favor of the Company’s controlling stockholder, SUTI. Under the terms of the promissory note, the Company may borrow up to $100,000 to assist in the ongoing operations of the Company.

Principal and interest are due no later than 30 days following the commencement date of May 2006. The outstanding principal amount bears simple interest through the maturity date at the rate of 8% of the loan amount. After an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%. As of June 30, 2008 and December 31, 2007, the Company did not owe any monies related to this note.

NOTE 10 – COMMITMENTS AND CONTINGENCIES

Litigation

(a) On August 2, 2006, a complaint was filed against the Company and certain individuals by Karen Alexander. The complaint principally alleges that World Am, Inc. breached an employment agreement with the plaintiff by not paying her certain amounts allegedly owing.

On February 29, 2008, the Bolder County District Court (“the Court”) entered a judgment against the Company and found that the Company owed Karen Alexander a total of $39,000 plus reasonable attorney fees to be determined by the Court. Accordingly, the Company has recorded $39,000 as accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets as of June 30, 2008 and December 31, 2007; and has not accrued an additional amount for attorney fees as they cannot be reasonably estimated at June 30, 2008.

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

This matter was settled in June 2008 and on June 10, 2008, a judgment was entered by the United States District Court for the District of Colorado dismissing, with prejudice, the lawsuit and the counterclaim between James Alexander and the Company because a settlement had been reached. Under the terms of the settlement, the Company agreed to pay the sum of $150,000 to James Alexander. The settlement will be paid in the form of twelve convertible notes. Six of the convertible notes, each valued at $16,667, will be issued to Jim Alexander and six of the convertible notes, each valued at $8,333, will be issued to Mr. Alexander’s attorney. Each note will have at least a six month holding period with a stated conversion date. Beginning with the conversion date on the first convertible note, the conversion date for each subsequent note will be on the date exactly one month after the conversion date on the preceding note. On the conversion date, the note shall convert into a determined number of shares of restrictive WDAM stock where the number of shares determined shall be equal to the market value of the face amount of the note. Market value shall be determined by averaging the high and low prices of WDAM free trading stock on the day preceding the conversion date. Additionally, the Company agrees to indemnify James Alexander for all unpaid federal income tax withholdings, including penalties and interest, that the Company presently owes the Internal Revenue Service. The settlement amount $150,000, is included in due to stockholders in the accompanying condensed consolidated balance sheets. The excess monies previously accrued as being owed James Alexander, $101,884, are shown in other income in the accompanying condensed consolidated statements of operations.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

(c) On October 25, 2004, a complaint was filed against the Company by Mitchell Vince. The complaint alleges that Isotec terminated Mr. Vince without cause prior to the expiration of the term of an alleged employment agreement. The complaint sought monetary damages of $240,000. This matter was settled in December 2006. Under this settlement, Mr. Vince will be paid $6,000 per month in cash or shares of free trading common stock for a period of 20 months commencing January 1, 2007. The remaining balance on the settlement of $10,735 is included in accounts payable in the accompanying consolidated balance sheet as of June 30, 2008.

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

In March 2008, the Company agreed to settle this matter. Under the terms of the settlement, the Company agreed to pay Robert Hainey and Internet Marketing Solutions, Inc. the sum of $116,000, which was recorded in general and administrative expense in 2007. The Company has paid $12,000 in 2008 per the settlement and monthly payments in the amount of $5,000, in stock or cash, will begin in April 2008 through April 2010. In the event that the Company fails to make any of the aforementioned payments, the Company agrees to pay to Robert Hainey and Internet Marketing Solutions, Inc. a penalty of $1,000 for each occurrence. The remaining balance owed as of June 30, 2008 is $88,000 and is included in accounts payable in the accompanying condensed consolidated balance sheets.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

Operating Leases.

Isotec leases a 4,800 square foot facility in Westminster, Colorado with a monthly rent and common area expense of $4,061 through December 31, 2011. Rent and common area expense totaled $13,352 and $25,908 for the three and six months ended June 30, 2008, respectively. Rent and common area expense totaled $8,598 and $20,313 for the three and six months ended June 30, 2007, respectively.

Senz-It leases a 934 square foot facility in Newport Beach, California. The lease commenced October 22, 2007 through October 21, 2008. Upon expiration, the lease terms will continue for successive thirty-day periods until cancelled by either party in writing. Rent and common area expense totaled $5,231 and $7,846 for the three and six months ended June 30, 2008.

Consulting Agreement.

On March 10, 2008, the Company renewed its consulting agreement with its chief executive officer, Robert Hovee, through an agreement with RAH Consulting Group, Inc. This agreement covers his services to be rendered for this Company in that position for the period of January 1, 2008 through December 31, 2008. In consideration of the services rendered, the Company will pay Mr. Hovee a fee of $8,000 per month, in cash or stock, at the Company’s discretion. Mr. Hovee is eligible to participate in the Company’s Stock Option Plan. The Company will reimburse Mr. Hovee for all reasonable business expenses incurred while performing services for the Company. In addition, healthcare insurance premiums for Mr. Hovee will be paid by the Company. This agreement is to remain in effect until terminated by either party as of the date set forth in a written notice to the other party delivered in accordance with the notice provisions of the agreement at least 30 days prior to such date. In the event of the termination of this agreement, any accrued but unpaid fees will be paid within ten days of the effective date of such termination. As of June 30, 2008, the Company owed $8,000 under this agreement.

An advance of $3,259 on the consulting fees owed Robert Hovee was made during 2007. The remaining advance to related party as of June 30, 2008 is $1,204.

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

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

On May 1, 2007, the Company entered into a distributor agreement for the purpose of appointing a distributor responsible for the worldwide, excluding Singapore, sales and marketing of the Senz-It product line for a period of forty-eight months unless sooner terminated as specified in the agreement. In addition the distributor provides sales and marketing consulting services for an initial term of twelve months. As payment for these consulting fees, the Company agreed to the following compensation arrangement: (a) 10,000,000 shares (50% of the shares in the form of S-8 shares and 50% of the shares were in the form of Rule 144 shares) were issued totaling $60,000 (valued at the closing price of $0.006 on the date issued), and (b) World Am stock options, fully vested, issued monthly in the amount of 1,200,000 through November 2007 and 1,000,000 through May 2008 at an exercise price of $0.02 per share. The stock option shares remain exercisable for a period of thirty-six months from the date of issuance. No additional compensation or expense reimbursement shall be made to distributor for their efforts in this matter. As of June 30, 2008, a total of 13,200,000 fully vested options have been issued, valued at $30,806. This amount has been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations. This amount is also included in the options vesting during the period (unaudited) in the accompanying condensed consolidated statements of stockholders’ deficit.

License Agreement

Through June 30, 2008, the Company has incurred $205,548 related to certain terms in the License Agreement, which the Company has recorded as an intangible asset in the accompanying condensed consolidated financial statements (see Note 3). Upon commencement of sales of the licensed technologies, Senz-It will amortize the cost of the intangibles over the lesser of their estimated useful lives or over the remaining term of the License Agreement. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

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

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 10 – COMMITMENTS AND CONTINGENCIES (continued)

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

NOTE 11 – SUBSEQUENT EVENTS

(a) The Company issued 2,964,286 shares of its common stock on July 31, 2008 to pay operating expenses totaling $3,557.

(b) On July 10, 2008, the Company’s Board of Directors approved the 2008 Non-Qualified Stock Grant and Option Plan, which, is intended to allow designated directors, officers and employees of the Company, to receive options to purchase restricted shares of common stock. The purpose of this plan is to provide directors, officers and employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company and to attract and retain directors, officers and employees of exceptional ability. The purchase price of shares under the plan is 85% of the fair market value of the company stock on the date that the stock option is granted. The option period begins on the date of grant and will not exceed ten years. The maximum number of shares of stock that may be issued under this plan is 120,000,000. On July 31, 2008, the Company filed a registration statement on Form S-8 registering the shares underlying the 2008 Non-Qualified Company Stock Grant and Option Plan. As of August 11, 2008, the Company has issued 56,314,640 shares of its common stock to eligible employees and consultants under this plan. No options have been granted under this plan.

(c) On July 15, 2008, Isotec, Inc. received and additional $75,000 from David Barnes under the same terms and conditions as the initial $125,000 loan.

ITEM 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Overview

All of the operations are conducted through our majority-owned subsidiary, Senz-It and our wholly owned subsidiary, Isotec, Inc.

Senz-It, Inc. (“Senz-It”)

Senz-It, Inc. is developing innovative advancements in the field of chemical and biochemical sensing devices. These sensing devices have broad applications in Food Safety and Protection, Homeland Security and Indoor Air Quality Monitoring. Our highly robust systems are designed to rapidly and selectively detect analytes of interest in liquids and gases for significantly less cost than current available technologies. Engineering and development efforts have been primarily focused on two benchmark projects:

In November 2007, Senz-It was awarded a United States Air Force biological development contract worth up to $417,000. Under this contract, Senz-It will develop protein imprinted microarrays for bovine serum albumin (“BSA”) sensing applications. Upon introduction of BSA into the sensing platform, fluorescent reporter molecules will emit light wherein the emission intensity is directly proportional to the BSA concentration. The Senz-It R&D team is placing considerable effort on improving the sensitivity, selectivity and reproducibility of PIXIES technology originally licensed from the University at Buffalo in order to produce a platform that is ultimately more conducive to the detection of proteins other than BSA and increase commercial applicability.

Senz-It has obtained a contract extension with the Air Force and the Jackson Foundation, which will push the final delivery date of the contract to September 30, 2008. Upon completion of this Phase 1 contract, the Air Force plans to look for funding opportunities for a Phase 2 project with Senz-It, which entails the detection of the proteinaceous toxins Botulinum toxins A, B and E and Enterotoxin B.

In January 2008, Senz-It partnered with BioMedix, a biotech product management and distribution company, to develop a sensor that will detect and quantify levels of harmful biogenic amines in fish and other types of seafood. Biogenic amines are chemical byproducts specifically associated with the level of decomposition in fish, and their levels are presently tested in a purely qualitative and subjective manner that is highly prone to error. This system will be integrated in various points throughout the supply chain to ensure that the public is receiving the freshest product possible.

This biogenic amine detector is based on a chemiluminescent technique; although the concept of chemiluminescence is not novel, the application of this technique to a product for biogenic amine detection in seafood is novel. The system will consist of a base unit housing the sample holder and the corresponding electronics, hardware and software. Sample collection and preparation will be performed using disposable test kits containing the appropriate sensing chemistry.

Senz-It’s current full time staff has grown to include individuals with expertise in electrical engineering, chemistry, biochemistry, mechanical engineering, manufacturing, software engineering and marketing.

Isotec, Inc. (“Isotec, Inc.”)

Isotec developments, integrates and manufactures Automated Security Portal products, broadly categorized as Access Control, Weapons Control, or Materials Control Systems. These structures Protect, not just Detect, by rigorously controlling passage of people and materials into and out of a facility based on specific security rules, while reducing the need for security personnel. Applications of the technology have been delivered to the commercial, retail and government sectors. Isotec’s experience in this field allows it to provide high quality, code compliant, feature-rich application-optimized solutions at the lowest cost in the shortest timeframe.

Isotec has installed systems for high security United States Department of Energy facilities such as Los Alamos Labs, Lawrence Livermore Labs, and Sandia Labs, and military installations for the United States Air Force and Navy. Commercial installations include a growing number of commercial banking facilities, and various retail facilities such as jewelry stores.

We believe that Isotec’s planned growth and profitability will depend in large part on the ability to promote its products, expand its relationship with current and new distributors, and gain new clients. Accordingly, Isotec intends to focus its attention and investment of resources in marketing, strategic partnerships, and development of its client base. If the company is not successful in promoting its products and expanding its client and distributor base, this may have a material adverse effect on its financial condition and our ability to continue to operate the business.

Isotec’s revenue in the second quarter continued the upward trend over prior quarters. We expect this trend to continue through the third quarter. It should be noted that Isotec’s revenue continues to fluctuate due to the effect of large contracts, and due to seasonality, and we continue to see that occur, although with growing sales and distribution channels, the effect is somewhat reduced from historical levels.

Much of our sales development effort in the second quarter was focused on continued training and education of the distributor sales force to increase their effectiveness, and that effort will continue in the third quarter. New printed materials as well as web-based tools have been introduced, and our quotation level continues to increase on a quarter-to-quarter basis. Providing three dimensional CAD renderings with each product proposal has allowed the customer to visualize their product in simulation, and provides a significant differentiator relative to competitive offerings. The ability to customize our already leading edge software and operator interface has allowed the introduction of Data Output capability, which in turn allows our customers to remotely monitor multiple portals from a central security station, and to provide printed reports of events and statistics.

Results of Operations for the Three Months Ended June 30, 2008 compared to the Three Months Ended June 30, 2007.

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007

Revenues:
Contract research and development	$35,926	$--
Product sales	390,405	69,140
	426,331	69,140
Cost and expenses:
Cost of contract research and development	123,935	--
Cost of product sales	254,857	50,063
General and administrative expenses	822,247	960,979
Loss from operations	(744,708)	(941,902)
Other income (expense), net	1,019,431	520,892
Net income (loss)	$244,723	$(421,010)

Revenue

Our revenue for the three months ended June 30, 2008 was $426,331, compared to revenues of $69,140 for the three months ended June 30, 2007, which was an increase of $357,191. The increase in revenue for the three months ended June 30, 2008 was due to the increase in sales of Isotec’s security portals to financial institutions through a primary distributor as well as contract research and development revenue recognized by Senz-It based on their Phase One United States Air Force biological development contract.

Cost of revenue

Our total cost of revenues were $378,792 for the three months ended June 30, 2008 compared to our total cost of revenues of $50,063 for the three months ended June 30, 2007, which was an increase of $328,729. Our increased cost of revenues for the three months ended June 30, 2008 was due to the increase in production costs associated with the increased level of sales at Isotec and the Department of Air Force biological development contract is a cost reimbursement contract which was not in existence during the three months ended June 30, 2007. Additionally, in the second quarter 2008, we recognized the cost overrun related to the Air Force in the amount of $88,009. Our gross profit percentage was 11% for the three months ended June 30, 2008, compared to 28% for the three months ended June 30, 2007. The decrease in the gross profit percentage is related to: (a) Isotec’s lower profit margin contracts being awarded, (b) the Department of Air Force contract is cost reimbursement only, and (c) we recognized Senz-It’s forecasted contract overrun of $88,009.

General and administrative expenses

We incurred general and administrative expenses of $822,247 for the three months ended June 30, 2008 compared to general administrative expenses of $960,979 for the three months ended June 30, 2007, which was a decrease of $138,732. The major general and administrative expense categories for the three months ended June 30, 2008 and 2007 were as follows:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007

Professional fees	$213,415	$252,859
Payroll expenses	145,872	185,706
Engineering salaries	125,701	--
Rent	17,275	13,399
Advertising and promotions	--	60,000
Management fees	232,500	232,500

Our decreased expenses for the three months ended June 30, 2008 compared to the three months ended June 30, 2007 were primarily the result of an decrease in advertising and promotions as well as a general reduction in the level of expenses for the three months ended June 30, 2008.

Other Income (Expense), Net

Our total other income of $1,019,431 for the three months ended June 30, 2008 compared to our total other income of $520,892 for the three months ended June 30, 2007, which was a increase of $498,539. This increase was primarily the result of the decrease in the fair value of the derivative and warrant liabilities that were caused primarily by the decreased stock price throughout the second quarter of 2008 and the favorable settlement of a lawsuit in the amount of $101,884 in the second quarter 2008.

Net Income (Loss)

We had net income of $244,723 for the three months ended June 30, 2008 compared to net loss of ($421,010) for the three months ended June 30, 2007, an increase of $665,733. The net income for the three months ended June 30, 2008 was primarily the result of a decrease in general and administrative expense levels, the decrease in the fair value of derivatives and warrant liabilities, and the income recognized from the settlement of a lawsuit.

Results of Operations for the Six Months Ended June 30, 2008 compared to the Six Months Ended June 30, 2007.

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Revenues:
Contract research and development	$163,470	$--
Product sales	577,511	122,410
	740,981	122,410
Cost and expenses:
Cost of contract research and development	251,479	--
Cost of product sales	316,107	62,801
General and administrative expenses	1,730,488	1,547,876
Loss from operations	(1,557,093)	(1,488,267)
Other income (expense), net	1,171,240	(323,475)
Net loss	$(385,853)	$(1,811,742)

Revenue

Our revenue for the six months ended June 30, 2008 was $740,981, compared to revenues of $122,410 for the six months ended June 30, 2007, which was an increase of $618,571. The increase in revenue for the six months ended June 30, 2008 was due to the increase in sales of Isotec’s security portals to financial institutions through a primary distributor as well as contract research and development revenue recognized by Senz-It based on their Phase One United States Air Force biological development contract.

Cost of revenue

Our total cost of revenues were $567,586 for the six months ended June 30, 2008 compared to our total cost of revenues of $62,801 for the six months ended June 30, 2007, which was an increase of $504,785. Our increased cost of revenues for the six months ended June 30, 2008 was due to the increase in production costs associated with the increased level of sales at Isotec and the Department of Air Force biological development contract is a cost reimbursement contract which was not in existence during the six months ended June 30, 2007. Additionally, in the second quarter 2008, we recognized the cost overrun related to the Air Force in the amount of $88,009. Our gross profit percentage was 23% for the six months ended June 30, 2008, compared to 49% for the six months ended June 30, 2007. The decrease in the gross profit percentage is related to: (a) Isotec’s lower profit margin contracts being awarded, (b) the Department of Air Force contract is cost reimbursement only, and (c) we recognized Senz-It’s forecasted contract overrun of $88,009.

General and administrative expenses

We incurred general and administrative expenses of $1,730,488 for the six months ended June 30, 2008 compared to general administrative expenses of $1,547,876 for the six months ended June 30, 2007, which was a increase of $182,612. The major general and administrative expense categories for the three months ended June 30, 2008 and 2007 were as follows:

	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Professional fees	$576,942	$387,920
Payroll expenses	254,257	302,421
Engineering salaries	248,431	--
Rent	38,554	25,113
Advertising and promotions	--	90,750
Management fees	465,000	465,000
Director Fees	13,500	--

Our increased expenses for the six months ended June 30, 2008 compared to the six months ended June 30, 2007 were primarily the result of an increased level of professional fees, particularly legal fees related to our litigation, engineering salaries and director fees.

Other Income (Expense), Net

Our total other income of $1,171,240 for the six months ended June 30, 2008 compared to our total other expense of $323,475 for the six months ended June 30, 2007, which was a increase of $1,494,715. This increase was primarily the result of the decrease in the fair value of the derivative and warrant liabilities that were caused primarily by the decrease in our common stock price throughout the first six months and the favorable settlement of a lawsuit in the amount of $101,884 in the second quarter 2008.

Net Income (Loss)

We had a net loss of $(385,853) for the six months ended June 30, 2008 compared to a net loss of ($1,811,742) for the six months ended June 30, 2007, a decrease of $1,425,889. The net loss for the six months ended June 30, 2008 were primarily the result of an increase in general and administrative expense levels offset by a decrease in the fair value of derivatives and warrant liabilities as well as the income recognized from the settlement of a lawsuit.

Liquidity and Capital Resources.

Introduction

As of June 30, 2008, we had total current assets of $519,013 and total current liabilities of $2,442,274, resulting in a working capital deficit of $1,923,261. As of June 30, 2008, our current assets consisted primarily of accounts receivable ($202,259), inventory ($185,342), unbilled revenues of uncompleted contracts ($61,635), prepaid expenses and other assets ($29,881) and cash and cash equivalents ($38,692). We had an accumulated deficit of $7,327,233 as of June 30, 2008.

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

Our cash, accounts receivable, inventories, prepaid expenses, total current assets, primary current liabilities, and total current liabilities as of June 30, 2008, compared to the end of our last fiscal year were:

	As of June 30, 2008	As of December 31, 2007	Change

Cash and cash equivalents	$38,692	$538,373	$(499,681)

Accounts receivable	202,259	77,167	125,092

Unbilled revenues on uncompleted contracts	61,635	73,465	(11,830)

Inventories	185,342	44,162	141,180

Prepaid expenses and other current assets	31,085	35,415	(4,330)

Total current assets	519,013	768,582	(249,569)

Accounts payable and accrued expenses	1,329,284	744,876	584,408

Due to related party	92,595	186,901	(94,306)

Due to stockholders	220,000	321,884	(101,884)

Payroll taxes payable	280,402	192,177	88,225

Total current liabilities	$2,442,274	$1,662,281	$799,993

Cash Requirements

We intend to use our available funds as well as our working capital and our borrowing ability to expand the operations of Senz-It and Isotec.

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities was $789,277 for the six months ended June 30, 2008 and $1,181,736 for the six months ended June 30, 2007, a decrease of $392,459. The principal components of the decrease net cash used in operations for the six months ended June 30, 2008 were: (a) an increase in deferred revenue of $148,421, (b) an increase in payroll taxes payable of $88,225; (c) an increase in accounts payable and accrued expenses of $591,388; (d) an increase in unbilled revenue of $11,830; (e) depreciation and amortization of $60,658; (f) an increase in stock issued to pay operating expenses of $244,230; which were offset by (g) a net loss of $385,853: (h) change in fair value of derivative and warrant liabilities of $1,131,352; (i) lawsuit settlement of $101,884; (j) increase in accounts receivable $125,092; (k) an increase in inventories of $141,180; and (l) a decrease in due to related parties of $92,251.

Investing Activities

Our net cash used in investing activities was $22,501 for the six months ended June 30, 2008 and was used for acquisition of intangible assets of $21,001 and purchase of fixed assets totaling $1,500, compared to our net cash used in investing activities of $206,717 for the six months ended June 30, 2007 which was used for the acquisition of fixed and intangible assets of $55,113 and $151,604, respectively.

Financing Activities

Our net cash provided by financing activities of $312,097 for the six months ended June 30, 2008, resulted from proceeds from the exercise of warrants totaling $191,493 and the proceeds from related party borrowings totaling $125,000, offset by repayments of notes payable of $4,396. Our net cash provided by financing activities was $3,104,885 for the six months ended June 30, 2007, which resulted from proceeds, net of issuance costs, from sales of common stock to investors in a private stock offering of $3,197,500 which were offset by repayments of note payable of $92,615.

Contractual Obligations.

Operating Leases

Isotec leases a 4,800 square foot facility in Westminster, Colorado with a monthly rent and common area expense of $4,061 through December 31, 2011. Rent and common area expense totaled $13,352 and $25,908 for the three and six months ended June 30, 2008, respectively. Rent and common area expense totaled $8,598 and $20,313 for the three and six months ended June 30, 2007, respectively.

As of June 30, 2008, future minimum non-cancelable facility rental payments required under the operating lease are as follows:

2008 (last six months)	$24,441
2009	51,183
2010	53,232
2011	55,362

$184,218

Senz-It leases a 934 square foot facility in Newport Beach, California. The lease commenced October 22, 2007 through October 21, 2008. Upon expiration, the lease terms will continue for successive thirty-day periods until cancelled by either party in writing. Rent and common area expense totaled $5,231 and $7,846 for the three and six months ended June 30, 2008. There were no rent and common area expenses associated with this lease for the three and six months ended June 30, 2007. As of June 30, 2008 future minimum non-cancellable facility rental payment required under the operating lease for 2008 are $4,990.

Consulting Agreement

On March 10, 2008, we renewed our consulting agreement with our chief executive officer, Robert Hovee, through an agreement with RAH Consulting Group, Inc. This agreement covers his services to be rendered for us in that position for the period of January 1, 2008 through December 31, 2008. In consideration of the services rendered, we will pay Mr. Hovee a fee of $8,000 per month, in cash or stock, at the Company’s discretion. Mr. Hovee is eligible to participate in the Company’s Stock Option Plan. We will reimburse Mr. Hovee for all reasonable business expenses incurred while performing services for us. In addition, healthcare insurance premiums for Mr. Hovee will be paid by us. This agreement is to remain in effect until terminated by either party as of the date set forth in a written notice to the other party delivered in accordance with the notice provisions of the agreement at least 30 days prior to such date. In the event of the termination of this agreement, any accrued but unpaid fees will be paid within ten days of the effective date of such termination. As of June 30, 2008, we owed Mr. Hovee $8,000 under the agreement.

An advance of $3,259 on the consulting fees owed Robert Hovee was made during 2007. The remaining advance to related party as of June 30, 2008 is $1,204.

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

On May 1, 2007, we entered into a distributor agreement for the purpose of appointing a distributor responsible for the worldwide, excluding Singapore, sales and marketing of the Senz-It product line for a period of forty-eight months unless sooner terminated as specified in the agreement. In addition the distributor provides sales and marketing consulting services for an initial term of twelve months. As payment for these consulting fees, we agreed to the following compensation arrangement: (a) 10,000,000 million shares (50% of the shares in the form of S-8 shares and 50% of the shares were in the form of Rule 144 shares) were issued totaling $60,000 (valued at the closing price of $0.006 on the date issued), and (b) World Am stock options, fully vested, issued monthly in the amount of 1,200,000 through November 2007 and 1,000,000 through May 2008 at an exercise price of $0.02 per share. The stock option shares remain exercisable for a period of thirty-six months from the date of issuance. No additional compensation or expense reimbursement shall be made to distributor for their efforts in this matter. As of June 30, 2008, a total of 13,200,000 fully vested options had been issued, valued at $30,806. This amount has been recorded in general and administrative expenses (see Note 10).

License Agreement

Through June 30, 2008, we have incurred a total of $205,548 related to certain items in the License Agreement, which we have recorded as an intangible asset in the accompanying condensed consolidated financial statements (see Note 3). Upon commencement of sales of the licensed technologies, Senz-It will amortize the cost of the intangibles over the lesser of their estimated useful lives or over the remaining term of the License Agreement. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

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

Indemnities and Guarantees

During the normal course of business, we have made certain indemnities and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include certain agreements with our officers under which we may be required to indemnify such party for liabilities arising out of their employment relationship, lease agreements where we maybe required to indemnify the landlord for damages arising out of non-compliance with environmental laws, contracts where we may be required to indemnify the other party from damages resulting from claimed infringements of the propriety rights of third parties or confidentiality provisions and the La Jolla Cove agreement where we may be required to indemnify La Jolla Cove for breach of representation or warranty. The duration of these indemnities and guarantees varies, and in certain cases, is indefinite.

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

We accounts for our employee stock-based compensation under the provisions of SFAS No. 123 (revised 2004), “Share-Based Payment,” (“SFAS No. 123(R)”). SFAS No. 123(R) requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments, including stock options, based on the grant-date fair value of the award and to recognize it as compensation expense over the period the employee is required to provide service in exchange for the award, usually the vesting period. We have also applied the provisions of Staff Accounting Bulletin (“SAB”) No. 107 relating to SFAS No. 123(R).

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to our loss position, there were no such tax benefits for the three and six months ended June 30, 2008 and 2007, respectively.

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

Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems were $35,926 and $163,470 during the three and six months ended June 30, 2008, respectively. Our research and development contract is cost reimbursement. Our cost reimbursement research and development contracts require our good faith performance of a statement of work within overall budgetary constraints, but with some flexibility as it relates to scheduling and resources, both personnel and equipment. Revenues for research and development contracts are recognized as costs are incurred in the proportion that costs incurred bear to estimated final costs.

Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts stated at estimated realizable value and expected to be realized in cash within one year.

As of June 30, 2008 and December 31, 2007, we recorded deferred revenue of $205,984 and $57,563, respectively, for customer deposits on ordered products.

We have contracts with various governments and governmental agencies. Government contracts are subject to audit by the applicable governmental agency. Such audits could lead to inquiries from the government regarding the acceptability of costs under applicable government regulations and potential adjustments of contract revenues. To date, we have not been involved in any such audits.

Realizability of Long-Lived Assets

The third critical accounting policy relates to realizability of long-lived assets. We account for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of June 30, 2008, we do not believe there have been any impairment of our long-lived assets. There can be no assurances, however, that demand for our products and services will continue, which could result in an impairment of long-lived assets in the future.

Valuation of Derivative Financial Instruments

In accounting for non-conventional convertible debt, we bifurcates our embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” Our derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc./La Jolla Cove Investors, Inc. (“La Jolla Cove”) (see Note 6). These embedded instruments related to the Debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that we record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, we will record non-operating, non-cash income.

During the year ended December 31, 2006, we recorded the initial fair value of the conversion feature of $1,151,759 of which $876,759 was recorded as interest expense in the consolidated statement of operations and $275,000 was recorded as a discount on the debt and is being amortized to interest expense over the life of the debt. We also recorded the initial fair value of the attached warrants, related to the debt financing in 2006, of $2,075,694 as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2006. The initial fair value of the conversion-related derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend-yield of 0%, annual volatility of 127% and risk-free interest rate of 4.70% - 4.74%. At December 31, 2007, the fair value of the conversion feature and the warrants amounted to $1,788,376. At June 30, 2008, the fair value of the La Jolla Cove conversion feature and the warrants amounted to $834,616. The decrease in the fair value of the La Jolla Cove conversion features and warrants of $953,760 at June 30, 2008 and the increase in the fair value of the conversion features and warrants of $296,580 at June 30, 2007 are included as other income (expense) in the accompanying condensed consolidated statements of operations.

As of December 31, 2007, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 133.2% - 161.8%, and risk free interest rate of 3.07%-3.45%. The derivatives are classified as long-term liabilities in the accompanying condensed consolidated balance sheet.

As of June 30, 2008, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 143.6% - 172.8%, and risk free interest rate of 2.36%-3.34%. The derivatives are classified as long-term liabilities in the accompanying condensed consolidated balance sheet.

In addition, under the provisions of EITF Issue No. 00-19, as a result of entering into the convertible debt, the Company is required to classify all other non-employee stock options and warrants as liabilities and mark them to market at each reporting date. Non-employee stock options and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, volatility of 138% and risk free interest rate of 4.54%. At December 31, 2007, the fair value of the non-employee warrant was $267,937. The decrease in the fair value of non-employee stock options in the amount of $425,938 since December 31, 2006 is included in other income in the December 31, 2007 consolidated statement of operations.

At June 30, 2008, the fair value of the non-employee warrants was $90,345. The decrease in the fair value of non-employee stock options and warrants in the amount of $177,592 since December 31, 2007 and the increase of $44,000 since December 31, 2006 are included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of June 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Based on that evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected. Management has identified the following two material weaknesses which have caused management to conclude that, as of June 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

There were no changes to our internal control over financial reporting identified in connection with the evaluation set forth in our last Annual Report during our fiscal quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.	Legal Proceedings.

Other than as set forth below, we are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us has been threatened.

(a)  On August 2, 2006, a complaint was filed in the District Court of Boulder County, Colorado: Karen Alexander v. World Am, Inc., Isotec, Inc., Robert A. Hovee, David J. Barnes, James R. Largent and Ken Jochim. The lawsuit was based on an alleged employment contract between us and a former employee, the wife of our former CEO and Chairman who is also suing us over his employment contract (see below).  When this lawsuit was originally filed, there were seven causes of action involving three additional named defendants, including two of our current Board members.  By the time of trial, the three additional named defendants had been dismissed and the only remaining causes of action were breach of contract, intentional interference with contract, libel and slander, and a Colorado Wage Act claim.  The libel and slander claim was dismissed during trial and, at the close of evidence, the former employee demanded $1,000,000 in damages.   On February 29, 2008, the jury returned a verdict in our favor, finding that there was no breach of contract or intentional interference with contract.  The jury did find that we owed plaintiff back wages, which is a claim we never disputed.  The former employee was awarded $39,000 for these back wages, a portion of which was a statutory penalty, and reasonable attorney’s fees in an amount yet to be determined.  We also have claims pending for certain of our attorneys fees incurred on a discovery matter. We accrued $39,000 in the 2007 consolidated financial statements and have not accrued an additional amount for attorney fees as they cannot be reasonably estimated at this time.

(b) On September 20, 2006, a complaint was filed in the District Court of Adams County, Colorado: James H. Alexander v. World Am, Inc. The complaint principally alleges that we breached an employment agreement with the plaintiff by not paying him certain amounts allegedly owing and seeks damages in the amount of $714,718.

On June 9, 2008, we entered into a Settlement Agreement (the “Agreement”) with James H. Alexander (“Alexander”) for the purpose of settling the above-mentioned pending lawsuit (the “Lawsuit”). Under the terms of the Agreement, we agreed to pay Alexander the total sum of $150,000 (“Settlement Payment”) to be paid as follows: (i) issuing six (6) convertible notes to Alexander, one per month for six (6) consecutive months beginning June 9, 2008, with each note in the principal amount of $16,667 and having a six (6) month maturity date; and (ii) issuing six (6) convertible notes to Denis H. Mark, one per month for six (6) consecutive months beginning June 9, 2008, with each note in the principal amount of $8,333 and having a six (6) month maturity date. Under the terms of the notes, they are to be converted on their maturity date at a price per share equal to the market value of our common stock on the trading day immediately prior to conversion, and if we do not convert them, or are unable to convert them, then we immediately owe the principal amount in cash. The notes are interest-free.

Under the Agreement, in exchange for the Settlement Payment, Alexander agreed to dismiss the Lawsuit, with prejudice, and fully release us from any and all claims and liabilities, known and unknown, that Alexander may have, or has ever had, against us.

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

We filed an answer to the complaint on or about December 28, 2007 and have commenced settlement discussions with PR/DNA’s counsel. This matter is set to go to trial in late 2008. We do not believe the outcome of this lawsuit will be material.

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

In March 2008, we settled this matter. Under the terms of the settlement, we agreed to pay to Robert Haney and Internet Marketing Solutions, Inc., the sum of $116,000. Payments will be made as follows: a payment of $6,000 was made in January 2008, and another payment of $6,000 was made upon execution of the agreement, March 4, 2008. In the second quarter 2008, $16,000 has been paid to Mr. Haney and Internet Marketing Solutions. As of June 30, 2008, the balance owed is $88,000. Monthly payments in the amount of $5,000, in stock or cash, are set to begin on April 5, 2008 and continuing in the same amount on the fifth day of each month thereafter until fully paid in April 2010. The April 2010 payment will be $4,000, in cash or stock. In the event that we fail to make any of the aforementioned payments, we agree to pay Robert Haney and Internet Marketing Solutions, Inc., a penalty of $1,000 per occurrence.

ITEM 1A.	Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2.	Unregistered Sales of Equity Securities and Use of Proceeds.

On April 16, 2008, we issued an aggregate of 22,035,256 shares of our common stock to La Jolla Cove Investors, Inc. We issued 22,010,256 of these shares pursuant to a conversion request submitted to us by La Jolla to convert $2,500 of the outstanding amount due under that certain 6¾% Convertible Debenture dated June 8, 2006. We issued the additional 25,000 shares pursuant to a mandatory exercise provision under a Warrant issued with the Convertible Debenture. Under the Warrant the exercise price is $1.00 per share, so we received $25,000 as a result of this exercise. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

On April 29, 2008, we issued an aggregate of 15,468,750 shares of our common stock to La Jolla Cove Investors, Inc. We issued 15,455,250 of these shares pursuant to a conversion request submitted to us by La Jolla to convert $1,350 of the outstanding amount due under that certain 6¾% Convertible Debenture dated June 8, 2006. We issued the additional 13,500 shares pursuant to a mandatory exercise provision under a Warrant issued with the Convertible Debenture. Under the Warrant the exercise price is $1.00 per share, so we received $13,500 as a result of this exercise. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

On May 2, 2008, we issued an aggregate of 22,916,667 shares of our common stock to La Jolla Cove Investors, Inc. We issued 22,896,667 of these shares pursuant to a conversion request submitted to us by La Jolla to convert $2,000 of the outstanding amount due under that certain 6¾% Convertible Debenture dated June 8, 2006. We issued the additional 20,000 shares pursuant to a mandatory exercise provision under a Warrant issued with the Convertible Debenture. Under the Warrant the exercise price is $1.00 per share, so we received $20,000 as a result of this exercise. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

On May 12, 2008, we issued an aggregate of 24,774,775 shares of our common stock to La Jolla Cove Investors, Inc. We issued 24,754,775 of these shares pursuant to a conversion request submitted to us by La Jolla to convert $2,000 of the outstanding amount due under that certain 6¾% Convertible Debenture dated June 8, 2006. We issued the additional 20,000 shares pursuant to a mandatory exercise provision under a Warrant issued with the Convertible Debenture. Under the Warrant the exercise price is $1.00 per share, so we received $20,000 as a result of this exercise. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

On May 22, 2008, we issued an aggregate of 27,363,184 shares of our common stock to La Jolla Cove Investors, Inc. We issued 27,343,184 of these shares pursuant to a conversion request submitted to us by La Jolla to convert $2,000 of the outstanding amount due under that certain 6¾% Convertible Debenture dated June 8, 2006. We issued the additional 20,000 shares pursuant to a mandatory exercise provision under a Warrant issued with the Convertible Debenture. Under the Warrant the exercise price is $1.00 per share, so we received $20,000 as a result of this exercise. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

On June 6, 2008, we issued an aggregate of 22,132,797 shares of our common stock to La Jolla Cove Investors, Inc. We issued 22,122,797 of these shares pursuant to a conversion request submitted to us by La Jolla to convert $1,000 of the outstanding amount due under that certain 6¾% Convertible Debenture dated June 8, 2006. We issued the additional 10,000 shares pursuant to a mandatory exercise provision under a Warrant issued with the Convertible Debenture. Under the Warrant the exercise price is $1.00 per share, so we received $10,000 as a result of this exercise. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

On June 18, 2008, we issued an aggregate of 31,428,571 shares of our common stock to La Jolla Cove Investors, Inc. We issued 31,418,571 of these shares pursuant to a conversion request submitted to us by La Jolla to convert $1,000 of the outstanding amount due under that certain 6¾% Convertible Debenture dated June 8, 2006. We issued the additional 10,000 shares pursuant to a mandatory exercise provision under a Warrant issued with the Convertible Debenture. Under the Warrant the exercise price is $1.00 per share, so we received $10,000 as a result of this exercise. The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

ITEM 3.	Defaults Upon Senior Securities.

There have been no events required to be reported under this Item.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

There have been no events required to be reported under this Item.

ITEM 5.	Other Information.

During June 2008, we issued a total of 42,418,185 shares of our common stock to eight different consultants and employees. At the time these shares were issued we intended that the shares be issued pursuant to our 2007 Stock Option Plan (the “2007 Plan”) and registered pursuant to a Registration Statement on Form S-8 that was in effect at the time. As a result, these shares were issued without restrictive legend. However, we later determined that there were not sufficient authorized shares under our 2007 Plan to issue these shares. As a result, we issued these shares under separate agreements with each individual and registered these shares in our Registration Statement on Form S-8 filed with the Commission on August 1, 2008.

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

2.3	Share Exchange Agreement between the Company and World Am Security Venture Company, Ltd., dated May 18, 2004 (incorporated by reference to Exhibit 2 of the Form 8-K filed on May 26, 2004).

3.1	Articles of Incorporation, dated July 5, 2002 (incorporated by reference to Exhibit 3.1 of the Form 10-QSB/A filed on February 5, 2004).

3.2	Certificate of Amendment to Articles of Incorporation, dated August 20, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10-QSB/A filed on February 5, 2004).

3.3	Certificate of Amendment to Articles of Incorporation, dated December 20, 2002 (incorporated by reference to Exhibit 3.3 of the Form 10-QSB/A filed on February 5, 2004).

3.4	Certificate of Amendment to Articles of Incorporation, dated August 2, 2004 (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on August 20, 2004).

3.5	Certificate of Amendment of Articles of Incorporation, dated November 8, 2004 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on November 16, 2004).

3.6	Certificate of Amendment of Articles of Incorporation, dated December 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 16, 2004).

3.7	Bylaws, dated August, 2000 (incorporated by reference to Exhibit 3.2 of the Form 8-K12g-3 filed on May 16, 2000).

4.1	Employee Stock Incentive Plan, dated January 22, 2001 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on January 29, 2001).

4.2	Non-Employee Directors and Consultants Retainer Stock Plan, dated January 5, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on January 29, 2001).

4.3	Common Stock Purchase Agreement between us and Four Way Associates, Inc., dated June 1, 2001 (incorporated by reference to Exhibit 4.3 of the Form SB-2 filed on August 28, 2001).

4.4	Amended and Restated Employee Stock Incentive Plan, dated November 20, 2001 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on January 31, 2002).

4.5	Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated November 20, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on January 31, 2002).

4.6	2002 Non-Employee Directors and Consultants Retainer Stock Plan, dated September 12, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 filed on September 18, 2002).

4.7	2002 Stock Compensation Plan, dated December 16, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 filed on December 23, 2002).

4.8	2003 Consultants Stock Compensation Plan dated August 19, 2003 (incorporated by reference to Exhibit 4 of the Form S-8 filed on August 22, 2003).

4.9	2003 Non-Qualified Stock Option Plan, dated September 29, 2003 (incorporated by reference to Exhibit 4 of the Form S-8 filed on October 1, 2003).

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

4.21	Registration Rights Agreement between the Company and Golden Gate Investors, Inc., dated January 23, 2006 (incorporated by reference to Exhibit 4.5 of the Form 8-K filed on February 10, 2006).

4.22	Addendum to Convertible Debenture and Warrant To Purchase Common Stock, dated February 7, 2006 (incorporated by reference to Exhibit 4.6 of the Form 8-K filed on February 10, 2006).

4.23	Amended and Restated Employee Stock Incentive Plan (Amendment No. 4), dated February 7, 2006 incorporated by reference to Exhibit 4 of the Form S-8 POS filed on February 14, 2006).

4.24	Cancellation Letter between the Company and Golden Gate Investors, Inc., dated June 14, 2006 (incorporated by reference to Exhibit 4.7 of the Form 8-K/A filed on June 27, 2006).

4.25	Securities Purchase Agreement between the Company and La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.8 of the Form 8-K/A filed on June 27, 2006).

4.26	6¾% Convertible Debenture issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.9 of the Form 8-K/A filed on June 27, 2006).

4.27	Warrant to Purchase Common Stock (due June 19, 2009) issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.10 of the Form 8-K/A filed on June 27, 2006).

4.28	Warrant to Purchase Common Stock (due June 19, 2011) issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.11 of the Form 8-K/A filed on June 27, 2006).

4.29	Registration Rights Agreement between the Company and La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.12 of the Form 8-K/A filed on June 27, 2006).

4.30	Additional Transaction Letter between the Company and La Jolla Cove Investors, Inc., dated June 22, 2006 (incorporated by reference to Exhibit 4.13 of the Form 8-K/A filed on June 27, 2006).

4.31	2007 World Am, Inc. Stock Option Plan, dated January 2, 2007 (incorporated by reference to Exhibit 4.31 of the Form 10-KSB filed on April 15, 2008).

4.32	Certificate of Designation of Series B Convertible Preferred Stock of World Am, Inc., filed on August 16, 2005 (incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on September 7, 2005).

4.33	World Am, Inc. 2008 Non-Qualified Company Stock Grant and Option Plan (the “Plan”) (incorporated by reference to Exhibit 4.33 of the Registration Statement on Form S-8 filed on August 1, 2008)

4.34	Form of Non Statutory Stock Option Agreement relating to options granted under the Plan (incorporated by reference to Exhibit 4.34 of the Registration Statement on Form S-8 filed on August 1, 2008)

4.35	Form of Common Stock Purchase Agreement relating to stock granted under the Plan (incorporated by reference to Exhibit 4.35 of the Registration Statement on Form S-8 filed on August 1, 2008)

10.1	Employment Agreement between the Company and James Alexander, dated February 20, 2002 (incorporated by reference to Exhibit 10.4 of the Form 10-QSB filed on May 14, 2002).

10.2	Amendment A to Employment Agreement between the Company and James Alexander, dated as of February 20, 2002 (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on April 11, 2003).

10.3	Amendment B to Employment Agreement between the Company and James Alexander, dated January 15, 2004 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB filed on April 20, 2004).

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

10.10	Demand Promissory Note issued by the Company in favor of SUTI Holdings, LP, dated May 18, 2006 (incorporated by reference to Exhibit 10.10 of the Form 10-KSB filed on April 2, 2007).

10.11	$75,000 Factoring Agreement between the Company and JJ Ellis, LLC, dated April 25, 2005, and attached warrant (incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on April 2, 2007).

10.12	Addendum to Factoring Agreement, dated August 8, 2005 (incorporated by reference to Exhibit 10.12 of the Form 10-KSB filed on April 2, 2007).

10.13	Consulting Agreement between the Company and Robert Hovee, dated February 21, 2007 (incorporated by reference to Exhibit 10.13 of the Form 10-KSB filed on April 2, 2007).

10.14	Consulting Agreement between the Company and Robert Hovee, dated February 19, 2008 (incorporated by reference to Exhibit 10.14 of the Form 10-KSB filed on April 15, 2008).

10.15*	Cost Reimbursement Subcontract dated November 1, 2007 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 12, 2007).

10.16	Settlement Agreement with James H. Alexander dated June 9, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 11, 2008).

10.17	Form of Promissory Note for Settlement Agreement with James H. Alexander dated June 9, 2008 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 11, 2008).

14	Code of Business Conduct and Ethics, adopted by the Company’s board of directors (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on April 20, 2004).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 3, 2006).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on June 30, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Robert A. Hovee (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of C. Robert Kline (filed herewith).

32.1	Section 1350 Certification of Robert A. Hovee (filed herewith).

32.2	Section 1350 Certification of C. Robert Kline (filed herewith).

99.1	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.3 of the Form 10-KSB filed on April 21, 2005).

99.2	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.4 of the Form 10-KSB filed on April 21, 2005).

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Am, Inc.

Dated: August 14, 2008	/s/ Robert A. Hovee
	By:	Robert A. Hovee
	Its:	Chief Executive Officer, and Director