Form 10-Q
period 2008-09-30
WORLD AM, INC.
filed 2008-12-18
CIK 1107522

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

(Mark One)
☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes    ☐    No    ☒ .

Applicable only to issuers involved in bankruptcy proceedings during the preceding five years

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court.
Yes ☐  No  ☐.

Applicable only to corporate issuers:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.  As of December 8, 2008, there were 242,476,563 shares of common stock, par value $0.0001, issued and outstanding.

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

ITEM 1.    Financial Statements (unaudited).

WORLD AM, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash and cash equivalents	$39,259	$538,373
Accounts receivable	264,329	77,167
Unbilled revenues on uncompleted contracts	42,364	73,465
Inventories	79,063	44,162
Prepaid expenses and other current assets	15,064	32,156
Advances to related party	—	3,259
Total current assets	440,079	768,582

Intangible assets	213,973	184,547
Fixed assets, net	51,503	71,675
Refundable deposit	5,127	5,127

Total assets	$710,682	$1,029,931
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities
Accounts payable and accrued liabilities	$1,446,374	$744,876
Payroll taxes payable	327,693	192,177
Deferred revenue	51,938	57,563
Due to stockholders	220,000	321,884
Due to related parties	422,765	186,901
Notes payable – short term	1,385	1,193
Related party note payable, including accrued interest	203,051	—
Convertible debenture and accrued interest, net of unamortized discount of $ 49,234 and $118,548, respectively	211,906	157,687
Total current liabilities	2,885,112	1,662,281

Notes payable	1,755	2,239
Derivative and warrant liabilities	651,013	2,056,313

Total liabilities	3,537,880	3,720,833

Commitments and contingencies

Stockholders’ deficit:
Class A convertible preferred stock, $0.0001 par value; liquidation preference of $1,700 per share; 40,000,000 shares authorized, 1,369 shares issued and no shares outstanding	—	—

WORLD AM, INC.
CONDENSED CONSOLIDATED BALANCE SHEET
 (Continued)

	September 30, 2008	December 31, 2007
	(unaudited)

Class B convertible preferred stock, $0.0001 par value; liquidation preference of $8,000,025; 40,000,000 shares authorized, 55 shares issued and outstanding	—	—
Common stock; $0.0001 par value; 1,500,000,000 shares authorized, 174,683,313 and 100,819,269 shares issued and outstanding	17,468	10,082
Additional paid-in capital	4,913,546	4,240,396
Accumulated deficit	(7,758,212)	(6,941,380)

Total stockholders’ deficit	(2,827,198)	(2,690,902)

Total liabilities and stockholders’ deficit	$710,682	$1,029,931

See notes to the condensed consolidated financial statements.

WORLD AM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30, 2008	Three months Ended September 30, 2007	Nine months Ended September 30, 2008	Nine months Ended September 30, 2007
Revenues:
Contract research and development revenue	$59,244	$—	$222,714	$—
Product sales	562,405	376,884	1,139,916	499,294
	621,649	376,884	1,362,630	499,294
Cost and expenses:
Cost of contract research and development revenue	176,749	—	428,228	—
Cost of product sales	265,624	225,899	581,732	288,700
General and administrative expenses	838,927	1,076,797	2,569,415	2,624,673

Loss from operations	(659,651)	(925,812)	(2,216,745)	(2,414,079)

Other income (expense)
Change in fair value of derivative and warrant liabilities	273,948	1,071,385	1,405,300	922,211
Interest expense	(43,799)	(24,925)	(106,874)	(81,416)
Interest income	—	4,934	—	34,990
Lawsuit settlement	—	—	101,884	—
Miscellaneous income (expense)	(1,477)	—	(397)	1,600
Total other income (expense)	228,672	1,051,394	1,399,913	877,385

(Loss) income before provision for income taxes	(430,979)	125,582	(816,832)	(1,536,694)

Provision for income taxes	—	—	—	—

Net income ( loss)	$(430,979)	$125,582	$(816,832)	$(1,536,694)

Basic income (loss) per common share	$(0.00)	$0.00	$(0.01)	$(0.02)

Basic weighted average common shares outstanding	159,524,509	93,831,936	125,155,998	69,234,133

Diluted income (loss) per common share	$(0.00)	$0.00	$(0.01)	$(0.02)

Diluted weighted average common shares outstanding	159,524,509	279,618,464	125,155,998	69,234,133

See notes to the condensed consolidated financial statements

WORLD AM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2006 THROUGH SEPTEMBER 30, 2008

	Class A Preferred Stock		Class B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares	Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit
Balance, December 31, 2006	1,369	$—	55	$—	33,003,709	$3,301	$659,917	$(4,976,646)	$(4,313,428)

Common stock issued to pay operating expenses	—	—	—	—	19,761,736	1,976	973,089	—	975,065

Common stock issued for cash	—	—	—	—	48,000,000	4,800	3,520,200	—	3,525,000

Cancellation of common stock issued to a consultant in 2006, subsequently replaced	—	—	—	—	(410,314)	(41)	(20,959)	—	(21,000)

Cancellation of common stock issued to an employee in 2005	—	—	—	—	(10,000)	(1)	(879)	—	(880)

Initial fair value of warrants reclassified to derivatives and warrant liabilities	—	—	—	—	—	—	(607,875)	—	(607,875)

Common stock issued to convert debt at calculated price of $0.0021 per share	—	—	—	—	473,138	47	953	—	1,000

Common stock issued for exercise of warrant	—	—	—	—	1,000	—	10,000	—	10,000

Stock issuance costs	—	—	—		—	—	(324,750)	—	(324,750)

Options vesting during the period	—	—	—		—	—	30,700	—	30,700

WORLD AM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
FOR THE PERIOD FROM DECEMBER 31, 2006 THROUGH SEPTEMBER 30, 2008
(continued)

	Class A Preferred Stock			Class B Preferred Stock		Common Stock		Additional Paid-In	Accumulated	Total Stockholders’
	Shares		Amount	Shares	Amount	Shares	Amount	Capital	Deficit	Deficit

Net Loss	—		—	—		—	—		(1,964,734)	(1,964,734)
Balance, December 31, 2007	1,369		—	55	—	100,819,269	10,082	4,240,396	(6,941,380)	(2,690,902)

Common stock issued to pay operating expenses (unaudited)	—		—	—	—	44,818,418	4,482	393,955	—	398,437

Common stock issued to convert debt at calculated price of $0.00073 (unaudited)	—		—	—	—	29,015,477	2,901	18,248	—	21,149

Common stock issued for exercise of warrant at $1.00 per share (unaudited) (Note 6)	—		—	—	—	30,149	3	211,490	—	211,493

Options vesting during the period (unaudited)	—		—	—	—	—	—	49,457	—	49,457

Net loss (unaudited)	—		—	—	—	—	—	—	(816,832)	(816,832)
Balance, Sept. 30, 2008 (unaudited)	1,369	(1)	$—	55	$—	174,683,313	$17,468	$ ,913,546	$(7,758,212)	$(2,827,198)

 (1) In January 2006, the Company made the determination to cancel the 1,369 shares of Class A preferred stock based on non-performance under a related loan agreement.  Therefore, the Company considers these shares to be issued, since they have not actually been cancelled yet, but not outstanding.

See notes to the condensed consolidated financial statements.

WORLD AM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Cash flows from operating activities:

Net loss	$(816,832)	$(1,536,754)

Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of derivative and warrant liability	(1,405,300)	(922,211)
Depreciation and amortization	90,987	78,537
Stock issued to pay operating expenses	398,437	834,766
Options vesting during the period	49,457	22,049
Lawsuit settlement	(101,884)	—
Changes in operating assets and liabilities:
Accounts receivable, net	(187,162)	(106,253)
Unbilled revenues on uncompleted contracts	31,101	—
Inventories	(34,901)	44,315
Prepaid expenses and other current assets	17,092	(7,181)
Accounts payable and accrued liabilities	724,706	(288,158)
Payroll taxes payable	135,516	(68,678)
Due to related parties	239,124	68,784
Deferred revenue	(5,626)	(27,139)

Net cash used in operating activities	(865,285)	(1,907,923)

WORLD AM, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)

(continued)

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Cash flows from investing activities:
Purchase of fixed assets	(1,500)	(75,949)
Purchase of intangible assets	(29,426)	(154,323)
Net cash used in investing activities	(30,926)	(230,272)

Cash flows from financing activities:
Net proceeds from sale of common and preferred stock, net of issuance costs	—	3,200,250
Proceeds from exercise of warrants	211,493	—
Principal payments on notes payable and related party note payable	(14,396)	(108,324)
Proceeds from loan	—	3,970
Proceeds from related party note payable	200,000	—
Net cash provided by financing activities	397,097	3,095,896

Net change in cash	(499,114)	957,701

Cash, beginning of period	538,373	122,008

Cash, end of period	$39,259	$1,079,709

Supplemental disclosure of cash flow information
Cash paid for income taxes	$—	$800

Cash paid for interest	$4,174	$18,230

Schedule of non-cash investing and financing activities:
Common stock issued for the conversion of debt	$21,149	$1,023

See notes to the condensed consolidated financial statements

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 – ORGANIZATION AND BASIS OF PRESENTATION

Organization.

World Am, Inc. (“World Am” or “the Company”) was incorporated in Florida in 1994.  In 2002, World Am changed its domicile from Florida to Nevada.  The Company currently has two wholly owned subsidiaries: Technology Development International, Inc. (“TDI”), and Isotec, Inc. (“Isotec”); and one majority owned subsidiary Senz-It, Inc. (“Senz-It”).

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

Acquisition of Senz-It, Inc. and Reverse Acquisition Accounting.

On August 31, 2005, the Company consummated an agreement to acquire 100% of the issued and outstanding capital stock of Senz-It, Inc. In exchange, the Company issued a warrant to purchase 1,800,000 shares of its common stock and 55 shares of its Series B convertible preferred stock to SUTI Holdings LP (“SUTI”), the owner of Senz-It at the time.  The exercise price of the common shares under these warrants is $0.01 per share. The warrant vested immediately and expires in August 2010. Each share of Class B preferred stock is convertible into the greater of (i) 1% of the outstanding common shares of the Company at the time of conversion, including the common stock equivalents of all unexercised warrants, options and convertible securities, and (ii) 727,273 shares of common stock. The holders of the Series B preferred stock are entitled to the number of votes the holder would be entitled to had they converted the shares of Series B preferred stock at the time of the vote.  In addition, SUTI has selected three directors to sit on the Company’s board of directors, constituting a majority of the board.

Due to the change in voting control and of senior management, the transaction was recorded as a “reverse-merger” whereby Senz-It was considered to be the acquirer for accounting purposes. The transaction is equivalent to the issuance of stock by Senz-It, a development stage company, for the net monetary assets of the Company, a public company, accompanied by a recapitalization. Prior to the transaction, World Am was a public company with assets of $88,656, liabilities totalling $1,075,978 and 6,657,029 shares of common stock issued and outstanding.  Senz-It was a privately owned, non-operating development stage company.  The accounting for the transaction is identical to that resulting from a reverse acquisition, except goodwill or other intangible assets were not recorded. Accordingly, these financial statements are the historical financial statements of Senz-It. The accompanying consolidated financial statements reflect activities from March 4, 2005, the date of inception of Senz-It and forward.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On March 7, 2006, SUTI Holdings, LP, the former stockholder of Senz-It, assigned the warrant to Select University Technologies, Inc., which then exercised the warrant in a cashless transaction that resulted in the issuance of 1,788,000 restricted shares of common stock (the balance of 12,000 shares was withheld in the cashless exercise of the warrant).

Basis of Presentation.

The unaudited interim condensed consolidated financial statements present the condensed consolidated financial statements of the Company and its subsidiaries. All intercompany transactions and balances have been eliminated in consolidation.

The interim condensed financial information is unaudited. In the opinion of management, all adjustments necessary to present fairly the consolidated financial position as of September 30, 2008 and the results of operations for the three and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007 have been included in the consolidated financial statements. Interim results are not necessarily indicative of results of operations for the full year.

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

Effective January 1, 2008, the Company is no longer in the development stage, as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.” The Company believes that the revenues generated from Senz-It and Isotec during the three and nine months ended September 30, 2008 as well as the projected revenues for the remainder of 2008 demonstrate that WDAM has emerged from the product development phase.

On July 17, 2008, the Company’s board of directors declared a ten-to-one reverse stock split on the shares of the Company’s common stock.  Each shareholder of record on September 12, 2008, received one share of common stock for each ten shares of common stock then owned.  The Company retained the current par value of $.0001 per share for all shares of common stock.  All references in the financial statements to the number of shares outstanding, per share amounts, and stock option data of the Company’s common stock have been retroactively restated to reflect the effect of the reverse stock split for all periods presented.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Going Concern.

The Company’s net losses and accumulated deficit were $7,758,212 through September 30, 2008. In addition, the Company has a working capital deficit of $2,445,033 and is default of its related party note payable (see Note 9) at September 30, 2008.  The Company cannot provide assurance that it can achieve or sustain profitability on a quarterly or annual basis in the future. The Company anticipates it will continue to incur losses until it is able to establish significant levels of revenue while controlling its expenses. The Company’s success is dependent upon the successful development and marketing of its products, as to which there is no assurance.  Any future success that the Company might experience will depend upon many factors, including factors out of its control or which cannot be predicted at this time. These factors may include changes in or increased levels of competition, including the entry of additional competitors and increased success by existing competitors, changes in general economic conditions, increases in operating costs, including costs of supplies, personnel and equipment, reduced margins caused by competitive pressures and other factors. These conditions may have a materially adverse effect upon the Company or may force it to reduce or curtail operations. In addition, the Company will require additional funds to sustain and expand its sales and marketing activities, particularly if a well-financed competitor emerges.

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

Concentration of Credit Risk.

Cash.

The Company maintains its cash balances at credit-worthy financial institutions that are insured by the Federal Deposit Insurance Corporation (“FDIC”) up to $100,000. As of September 30, 2008 and December 31, 2007, the Company had cash balances in excess of the FDIC limit of $0 and $438,373, respectively.

Customers.

The Company had four customers that accounted for essentially all revenue during the three months ended September 30, 2008 and seven customers that accounted for essentially all revenue during the nine months ended September 30, 2008.  One customer accounted for essentially all revenue for the three months ended September 30, 2007 and two customers accounted for essentially all of the revenue for the nine months ended September 30, 2007.  As of September 30, 2008, three customers owed $259,144. As of December 31, 2007, two customers owed $64,820.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Accounts Receivable.

Accounts receivable consists of amounts billed to customers upon performance of service or delivery of goods. The Company performs ongoing credit evaluations of customers and adjusts credit limits based upon payment history and the customers’ current creditworthiness, as determined by its review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon its historical experience and any customer-specific collection issues that it has identified. The Company records specific reserve provisions for individual accounts when the Company becomes aware of a customer’s inability to meet its financial obligation to the Company.  At September 30, 2008 and at December 31, 2007, the Company has not recorded a reserve for doubtful accounts.

Inventories.

Inventories are stated at the lower of cost or market.  Cost is principally determined by using the average cost method. Inventories consist of raw materials, work-in-process and finished goods held for sale. The Company’s management monitors the inventories for excess and obsolete items and makes necessary valuation adjustments when required. Adjustments are considered to be a permanent reduction in the cost basis of the corresponding inventory. Inventories consist of raw materials used in product sales by Isotec at September 30, 2008. Certain raw materials used in Isotec’s products are only available from a few suppliers. If these sources of raw materials are lost, Isotec’s production could be significantly affected.

Estimated Costs to Complete and Accrued Loss on Contracts.

The Company reviews and reports on the performance of its contracts against the respective plans. These reviews are summarized in the form of estimates of costs to complete the contracts (“ETC”). ETCs include management’s current estimates of remaining amounts for direct labor, material, subcontract support and allowable indirect costs based on each contract’s completion status and either the current or adjusted future technical requirements under the contract. If an ETC indicates a potential overrun against budgeted program resources, management generally seeks to revise the program plan in a manner consistent with customer objectives to eliminate such overrun and to secure necessary customer agreement to such revision. To mitigate the financial risk of such revisions, the Company attempts to negotiate as much flexibility in deliverable dates as possible. When revisions to the contract do not appear possible within program budgets, an accrual for contract overrun is recorded based on the most recent ETC of the particular program. For the three months ended September 30, 2008, the Company estimates that there will be an additional cost overrun of $117,505 and for the nine months ended September 30, 2008, the Company estimates that the total cost overrun will be $205,514. This cost overrun was included in cost of goods sold for the three and nine months ended September 30, 2008.  For the year ended December 31, 2007, the Company did not estimate any cost overruns on its contract.

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

Intangible Assets.

Intangible assets consist of a license to use the technology developed by the State University of New York at Buffalo (“SUNY”) (see Notes 3 and 10) and are stated at cost. Upon commencement of sales of the product, these amounts will be amortized over the shorter of the expected life of the product or the remaining term of the license agreement.

Long-Lived Assets.

The Company accounts for its long-lived assets in accordance with SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate. The Company assesses recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition. If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value. As of September 30, 2008 and December 31, 2007, the Company does not believe there has been any impairment of its long-lived assets. There can be no assurances, however, that demand for the Company’s products and services will continue, which could result in an impairment of long-lived assets in the future.

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

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Derivative Financial Instruments.

In accounting for non-conventional convertible debt, the Company bifurcates its embedded derivative instruments and records them under the provisions of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as amended, and EITF Issue No. 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock.” The Company’s derivative financial instruments consist of embedded derivatives related to a non-conventional debenture entered into with Golden Gate Investors, Inc. /La Jolla Cove Investors, Inc. (“LaJolla Cove”) (see Note 6). These embedded instruments related to the Debenture include the conversion feature, liquidated damages related to registration rights and default provisions. The accounting treatment of derivative financial instruments requires that the Company record the derivatives and related warrants at their fair value as of the inception date of the agreement and at fair value as of each subsequent balance sheet date. Any change in fair value will be recorded as non-operating, non-cash income or expense at each reporting period. If the fair value of the derivatives is higher at the subsequent balance sheet date, the Company will record a non-operating, non-cash charge. If the fair value of the derivative is lower at the subsequent balance sheet date, the Company will record non-operating, non-cash income.

During the year ended December 31, 2006, the Company recorded the initial fair value of the conversion feature of $1,151,759 of which $876,759 was recorded as interest expense in the consolidated statement of operations and $275,000 was recorded as a discount on the debt and is being amortized to interest expense over the life of the debt. The Company also recorded the initial fair value of the attached warrants, related to the debt financing in 2006, of $2,075,694 as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2006. The initial fair value of the conversion-related derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend-yield of 0%, annual volatility of 127% and risk-free interest rate of 4.70% – 4.74%. At December 31, 2007, the fair value of the conversion feature and the warrants amounted to $1,788,376. At September 30, 2008, the fair value of the La Jolla Cove conversion feature and the warrants amounted to $577,806. The decrease in the fair value of the La Jolla Cove conversion features and warrants of $1,210,570 and $593,408 for the nine months ended September 30, 2008 and September 30, 2007, respectively, are included as other income (expense) in the accompanying condensed consolidated statements of operations.

As of December 31, 2007, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 133.2% – 161.8%, and risk free interest rate of 3.07%-3.45%. The derivatives are classified as long-term liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2008, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 167.3% – 270.3%, and risk free interest rate of 1.60%-2.98%. The derivatives are classified as long-term liabilities in the accompanying condensed consolidated balance sheet.

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

At September 30, 2008, the fair value of the non-employee warrants was $73,207. The decrease in the fair value of non-employee stock options and warrants in the amount of $194,730 since December 31, 2007 and the decrease of $328,803 since December 31, 2006 are included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

The Company’s accounting policy for equity instruments issued to consultants and vendors in exchange for goods and services follows the provisions of EITF Issue No. 96-18, “Accounting for Equity Instruments That are Issued to Other Than Employees for Acquiring, or in Conjunction with Selling, Goods or Services,” and EITF Issue No. 00-18, “Accounting Recognition for Certain Transactions Involving Equity Instruments Granted to Other Than Employees.” The measurement date for the fair value of the equity instrument issued is determined at the earlier of (a) the date at which a commitment for performance by the consultant or vendor is reached or (b) the date at which the consultant or vendor’s performance is complete. In the case of equity instruments issued to consultants, the fair value of the equity instrument is recognized over the term of the consulting agreement. In accordance with EITF Issue No. 00-18, an asset acquired in exchange for the issuance of fully vested, non-forfeitable equity instruments should not be presented or classified as an offset to equity on the grantor’s balance sheet once the equity instrument is granted for accounting purposes. Accordingly, the Company will record the fair value of the fully vested non-forfeitable common stock issued for future consulting services as prepaid expenses in the condensed consolidated balance sheets.

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

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

SFAS No. 123(R) requires companies to estimate the fair value of share-based payment awards on the date of grant using an option-pricing model. The value of the portion of the award that is ultimately expected to vest is recognized as expense over the requisite service periods in the Company’s condensed consolidated statements of operations.

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to the Company’s loss position, there were no such tax benefits for the three and nine months ended September 30, 2008 and 2007, respectively.

Net Earnings (Loss) Per Common Share.

The Company computes net income (loss) per common share in accordance with SFAS No. 128, “Earnings per Share,” and SAB No. 98. Under the provisions of SFAS No. 128 and SAB No. 98, basic net income (loss) per share is computed by dividing the net income (loss) available to common stockholders for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net income (loss) per share gives effect to common stock equivalents; however, potential common shares are excluded if their effect is anti-dilutive. For the three and nine months ended September 30, 2008 and for the nine months ended September 30, 2007, basic and diluted loss per share were the same due to the net loss for these periods. Had such shares been included in diluted loss per share, they would have resulted in weighted-average common shares of 2,582,752,504 and 2,548,383,993 for the three and nine months ended September 30, 2008, respectively, and 255,020,662 for the nine months ended September 30, 2007.

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

Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems were $59,244 and $-0- during the three months ended September 30, 2008 and 2007, respectively, and $222,714 and $-0- during the nine months ended September 30, 2008 and 2007, respectively. The Company’s research and development contract is cost reimbursement. The Company’s cost reimbursement research and development contracts require the Company’s good faith performance of a statement of work within overall budgetary constraints, but with some flexibility as it relates to scheduling and resources, both personnel and equipment. Revenues for research and development contracts are recognized as costs are incurred in the proportion that costs incurred bear to estimated final costs.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts stated at estimated realizable value and expected to be realized in cash within one year.

As of September 30, 2008 and December 31, 2007, the Company recorded deferred revenue of $51,938 and $57,563, respectively, for customer deposits on ordered products.

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

Income Taxes

The Company accounts for income taxes under the provisions of SFAS No. 109, “Accounting for Income Taxes.” Under SFAS No. 109, deferred tax assets and liabilities are recognized for future tax benefits or consequences attributable to temporary differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. A valuation allowance is provided for significant deferred tax assets when it is more likely than not that these assets will not be realized through future operations.

Recent Accounting Pronouncements.

In September 2006, the FASB adopted SFAS No. 157, “Fair Value Measurements.” SFAS No. 157 establishes a framework for measuring fair value and expands disclosure about fair value measurements. Specifically, this standard establishes that fair value is a market-based measurement, not an entity specific measurement. As such, the value measurement should be determined based on assumptions the market participants would use in pricing an asset or liability, including, but not limited to assumptions about risk, restrictions on the sale or use of an asset and the risk of non-performance for a liability. The expanded disclosures include disclosure of the inputs used to measure fair value and the effect of certain of the measurements on earnings for the period. SFAS No. 157 was effective for fiscal years beginning after November 15, 2007 and the FASB has issued a one-year deferral of fair value measurement requirements for non-financial assets and liabilities. The Company is currently evaluating the impact that the adoption of SFAS No. 157 will have on its consolidated financial position, results of operations and cash flows.

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

In June 2008, the FASB ratified a consensus opinion reached by the EITF on EITF Issue 07-5, “Determining Whether an Instrument (or Embedded Feature) is Indexed to an Entity’s Own Stock” (“EITF Issue 07-5”). The guidance in EITF Issue 07-5 requires warrants which contain features that reprice if future shares are sold at lower prices (or future options/warrants are granted at lower exercise prices) to be considered as derivatives by the Company.  The consensus in EITF 07-5 is effective for fiscal years, and for interim periods within those fiscal years, beginning after December 15, 2008. The Company is currently evaluating the impact that the adoption of EITF 07-5 will have on its consolidated financial position, results of operations and cash flows.

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

For the nine months ended September 30, 2008 and September 30, 2007, the Company recorded royalty fee expense of $7,617 and $-0- and patent cost reimbursement of $29,426 and $154,323, respectively. As of September 30, 2008 and December 31, 2007, Senz-It has incurred a total of $213,973 and $184,547, respectively, related to certain items of the License Agreement and has recorded the costs as an intangible asset in the accompanying condensed consolidated financial statements. Upon commencement of sales of the licensed technologies, Senz-It will amortize the cost of the intangibles over the lesser of either their estimated useful life or the remaining term of the License Agreement. Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

NOTE 4 – DUE TO STOCKHOLDERS

Due to stockholders was $220,000 as of September 30, 2008 and $321,884 as of December 31, 2007. The balance consists of $70,000 payable related to a finder’s fee and other services provided by a consultant and $150,000 related to the settlement of a lawsuit with the former president and chief executive officer. See Note 10 for details regarding the lawsuit settlement. These amounts are non-interest bearing and due on demand.

NOTE 5 – PAYROLL TAXES PAYABLE

As of September 30, 2008 and December 31, 2007, payroll taxes payable is comprised of late payroll taxes and estimated accrued interest and penalties for payroll and stock option activity totalling $327,693 and $192,177, respectively. An agreement has been reached wherein the Company will timely make all current payroll withholding payments and a meeting will be held in early 2009 for the purpose of implementing a payment arrangement that will resolve the late payroll taxes and the associated penalties and interest.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 6 – WARRANTS AND CONVERTIBLE DEBENTURE

The Company entered into a Securities Purchase Agreement with La Jolla Cove (see Note 2), a company under common control with Golden Gate Investors, Inc. (“Golden Gate”) dated June 19, 2006 (the “Agreement”) to replace the agreement dated January 23, 2006 with Golden Gate.  Under the Agreement, La Jolla Cove agreed to provide funds to the Company in the form of a convertible debenture (the “Debenture”) in the aggregate principal amount of $500,000 with an annual interest rate of 6.25%. The conversion price is equal to the lesser of (i) $2.00, or (ii) 80% of the average of the three lowest volume weighted average prices during the 20 trading days prior to the election to convert, or (iii) 80% of the volume weighted average price on the trading day prior to the election to convert. The number of common shares into which the Debenture may be converted is equal to the dollar amount of the Debenture being converted multiplied by eleven, minus the product of the conversion price multiplied by ten times the dollar amount of the Debenture being converted, and the entire foregoing result shall be divided by the conversion price. However, if the volume weighted average price is below $0.005 per share during any ten consecutive trading days, La Jolla Cove may elect to convert the Debenture only, without exercising the related warrants (see below) (in such case, the number of common shares that the holder receives upon conversion of this Debenture will be the amount of the Debenture being converted divided by the conversion price). La Jolla Cove advanced a total of $275,000 in debentures under the Agreement.

The initial fair value assigned to the conversion feature was $1,151,759, of which $275,000 was recorded as a discount on convertible debt and $876,759 was included in interest expense in 2006 consolidated statement of operations.

The discount on convertible debt is amortized to interest expense over the life of the Debenture. Amortization expense charged to operations during the three and nine months ended September 30, 2008 was $23,105 and $69,315, respectively. Amortization expense charged to operations during the three and nine months ended September 30, 2007 was $23,105 and $68,807, respectively. Interest accrued on the Debenture and added to the principal balance was $4,172 for the three months ended September 30, 2008 and $13,127 for the nine months ended September 30, 2008.  Interest accrued on the Debenture and added to the principal balance was $1,542 for the three months ended September 30, 2007 and $7,369 for the nine months ended September 30, 2007.  Interest payments totalling $3,074 and $4,744 were made in the second quarter 2008 and 2007, respectively. During the three months and nine months ended September 30, 2008, 7,175,975 and 29,015,477 shares of common stock were issued to La Jolla Cove, respectively, in connection with the conversion of $2,000 for the three months ended September 30, 2008 and $21,149 for the nine months ended September 30, 2008 of the Debenture at a calculated conversion price of $0.00073, as defined above. Additionally, the Company repaid $4,000 of the Debentures in the three months ended March 31, 2008. The balance on the debenture, including accrued interest payable (net of unamortized discount of $49,234 and $118,548 as of September 30, 2008 and December 31, 2007) was $211,906 and $157,687, respectively.

If La Jolla Cove elects to convert a portion of the Debenture and, on the day that the election is made, the volume weighted average price is below $0.10 per share, the Company will have the right to prepay that portion of the Debenture that the holder elected to convert, plus any accrued and unpaid interest, at 125% of such amount. In the event that the Company elects to prepay that portion of the Debenture, La Jolla Cove will have the right to withdraw its conversion notice. If, at anytime during the month, the volume weighted average price is below $0.10 per share, La Jolla Cove will not be obligated to convert any portion of the Debenture during that month.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

In conjunction with the Debenture, the Company issued to La Jolla Cove a warrant, dated June 19, 2006, to purchase 500,000 shares of common stock of the Company, exercisable at $10.00 per share.  Subsequent to the ten-to-one reverse stock split (see Note 1), the Company and La Jolla Cove are negotiating the number of warrants that remain exercisable and the unit exercise price. During the three and nine months ended September 30, 2008, La Jolla Cove exercised 11,000 and 30,149 warrants  leaving a warrant balance of 468,851 shares at September 30, 2008. The Company received $20,000 and $211,493 in cash proceeds from the warrant exercise for the three and nine months ended September 30, 2008, respectively. The Company also issued a warrant to La Jolla Cove, dated June 29, 2006, to purchase up to that number of shares of common stock equal to $2,750,000 divided by 120% of the average of the closing prices of the common stock for the 20 trading days prior to June 19, 2006, at a price per share equal to the 120% of the average of the current market price of the common stock for the 20 trading days prior to June 19, 2006, totalling 26,647,287 shares. In connection with this transaction, the Company also granted to La Jolla Cove certain rights under a registration rights agreement, dated June 19, 2006, which requires that the Company register the shares into which the Debenture and the related warrants may be converted into.

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

Under a letter agreement, dated June 26, 2006, the parties agreed to enter into an additional Debenture and warrant to purchase common stock on the same terms and conditions as the Debenture and the 500,000 share warrant discussed above. The parties must enter into the additional debenture and warrant no later than thirty days after the principal amount of the Debenture is less than $100,000. Failure to enter into the additional debenture and warrant by either party will result in $100,000 of liquidated damages by that party. To date, the parties have not entered into an additional debenture.

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

NOTE 7 – STOCK COMPENSATION PLANS

2005 Non-Employee Directors and Consultants Retainer Stock Plan.

The World Am, Inc. Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan (“Non-Employee Plan”), dated December 22, 2005, is intended to enable the Company to promote the interests of the Company by attracting and retaining consultants and independent contractors capable of furthering the business of the Company and by aligning their economic interests more closely with those of the Company’s stockholders, and allow the Company to pay their retainer or fees in the form of shares of common stock or stock options. The maximum number of shares of stock that may be issued under this plan is 29,100,000 as of September 30, 2008.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

During the nine months ended September 30, 2008, 216,128 shares of common stock were issued under the Non-Employee Plan leaving a balance of 0 shares left to be issued.

2006 Employee Stock Incentive Plan.

The World Am, Inc. Amended and Restated Employee Stock Incentive Plan (“ESIP Plan”), dated February 7, 2006, is intended to allow designated officers and employees, and certain non-employees of the Company, to receive options to purchase common stock, and to receive common stock grants subject to certain restrictions. The purpose of this plan is to provide employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company, and to attract and retain employees of exceptional ability. The purchase price of shares under the plan is $0.15 per share. The option period begins on the date of grant and will not exceed ten years. The maximum number of shares of stock that may be issued under the amended ESIP Plan is 48,500,000 as of September 30, 2008.

During the nine months ended September 30, 2008, a total of 10,531,993 shares of common stock were awarded out of the ESIP Plan. As of September 30, 2008, there were 0 shares of common stock remaining to be issued under the ESIP plan.

2007 Stock Option Plan.

The World Am, Inc. Stock Option Plan, dated January 2, 2007, is intended to allow designated directors, officers and employees of the Company, to receive options to purchase restricted shares of common stock. The purpose of this plan is to provide directors, officers and employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company and to attract and retain directors, officers and employees of exceptional ability. The purchase price of shares under the plan is $0.05 per share. The option period begins on the date of grant and will not exceed ten years. The maximum number of shares of stock that may be issued under this plan is 4,500,000. Options covering a total of 4,450,000 shares have been granted through December 31, 2007 leaving a balance of 50,000 shares to be issued from this plan.

If the employee has been employed (or in the case of an independent director, been in such a position) for a period of one year from the date of the option grant, then the employee vests in 25% of the total number of shares covered by the option, and thereafter, 1/48th of the total number of shares covered by the option at the end of each full calendar month. If the employee leaves the Company prior to the expiration of the one-year period, then the employee does not have the right to purchase any shares under the option. The option remains valid only while the employee remains with the Company. Upon a termination of his or her relationship with the Company, the employee has a period of 90 calendar days thereafter to purchase the amount of shares that are vested to date or they are forfeited. During the three and nine months ended September 30, 2008, a total of 562,500 option shares were cancelled resulting from the termination of employment by an optionee. As of September 30, 2008, there were a total of 612,500 shares available for issuance.  As of September 30, 2008, 1,946,875 of the options have vested and -0- shares vested as of December 31, 2007.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

2008 Non-Qualified Stock Grant and Option Plan.

On July 10, 2008, the Company’s Board of Directors approved the 2008 Non-Qualified Stock Grant and Option Plan, which, is intended to allow designated directors, officers and employees of the Company, to receive options to purchase restricted shares of common stock. The purpose of this plan is to provide directors, officers and employees with equity-based compensation incentives to make significant and extraordinary contributions to the long-term performance and growth of the Company and to attract and retain directors, officers and employees of exceptional ability. The purchase price of shares under the plan is 85% of the fair market value of the company stock on the date that the stock option is granted. The option period begins on the date of grant and will not exceed ten years. The maximum number of shares of stock that may be issued under this plan is 120,000,000. On July 31, 2008, the Company filed a registration statement on Form S-8 registering the shares underlying the 2008 Non-Qualified Company Stock Grant and Option Plan. As a result of the 10-to-1 reverse stock split, the number of shares that could be issued under the 2008 Plan was reduced to 12,000,000 shares. On September 12, 2008, the Company’s Board of Directors approved the first amendment to the 2008 Plan for the purpose of increasing the number of shares of the Company’s common stock that can be issued under the 2008 Plan from 12,000,000 back up to 120,000,000.  On September 17, 2008 the Company filed Post-Effective Amendment No. 1 to the Company’s Form S-8 for the purpose of registering the additional 108,000,000 shares under the 2008 Plan.

During the three and nine months ended September 30, 2008, a total of 29,828,479 shares of common stock were awarded out of the 2008 Non-Qualified Stock Grant and Option Plan. As of September 30, 2008, there were 90,171,521 shares of common stock remaining to be issued under the 2008 Non-Qualified Stock Grant and Option Plan. No options have been granted under this plan.

General Discussion.

The fair value of each stock-based award is estimated on the grant date using the Black-Scholes pricing model. Expected volatilities are based on the historical volatilities of comparable companies. The expected term of options granted is the maximum term for non-employee options; for employee options, it is derived using the simplified method as defined in SAB No. 107. The risk-free rate for periods within the contractual life of the option is based on the U.S. Treasury interest rates in effect at the time of grant. The fair value of options granted was estimated using the following weighted-average assumptions:

	2008	2007
Risk-free interest rate	1.55- 2.36%	3.34%- 4.48%
Expected life of the options	3 years	3-6 years
Expected volatility	156- 173%	127- 162%
Expected dividend yield	0%	0%

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following is a summary of all stock option activity as of September 30, 2008 and changes during the nine months ended September 30, 2008:

	Number of Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value
Options outstanding at January 1, 2008	7,361,999	$0.088	6.30	$—

Granted	480,000	$0.20
Expired/forfeited	(599,625)	—
Exercised	—	—

Options outstanding at September 30, 2008	7,242,374	$0.098	5.21	$—

Options exercisable at September 30, 2008	5,301,749	$0.116	4.09	$—
Options expected to vest at September 30, 2008	7,242,749	$0.098	5.21	$—

The aggregate intrinsic values set forth in the above table represent the total pre-tax intrinsic values, based on the Company’s closing stock price of $0.0021 as of September 30, 2008, which would have been paid by the optionee had all of them exercised their options as of that date.

Stock-based compensation expense related to stock options for the three and nine months ended September 30, 2008 was $8,149 and $49,457, respectively.  Stock based compensation for the three and nine months ended September 30, 2007 were $7,096 and $22,049, respectively. These amounts were included in general and administrative expense in the accompanying consolidated statements of operations.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The following summarizes the activity of the Company’s non-vested options:

	Weighted-Average
	Shares	Grant-Date Fair Value	Remaining Months to Vest	Remaining Unrecognized Compensation Cost
Non-vested outstanding at January 1, 2008	4,450,000	$0.05	49	$127,722
Granted	480,000	$0.20	36	7,036
Vested	(2,426,875)	$0.08		(49,457)
Forfeited	(562,500)	—		—
Non-vested outstanding, related to the 2007 Stock Option Plan, at September 30, 2008	1,940,625	$0.05	40	$85,301

The fair value of options granted in 2008 was $7,036 or $0.015 per share.

NOTE 8 - STOCKHOLDERS’ DEFICIT

Preferred Stock.

Class A.

The Company is authorized to issue up to 40 million shares of Class A convertible preferred stock with a par value of $0.0001 per share. Each share has a liquidation preference of $1,700 per preferred share. Such amounts shall be paid on all outstanding Class A preferred shares before any payment shall be made or any assets distributed to the holders of the common stock or any other stock of any other series or class-ranking junior to the shares as to dividends or assets. Each preferred share is convertible into 100,000 shares of the Company’s common stock at the option of the holder. Each holder of Class A preferred stock is entitled to 100,000 votes and is entitled to such dividends as may be declared by the board of directors from time to time.

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

During May 2005, the lender assigned all rights set forth in the loan agreement to Coldwater Capital Partners, LLC. On this basis, a certificate for 1,370 shares of Class A preferred stock was issued on June 4, 2005. On July 21, 2005, the Company authorized that one share of the Class A preferred stock be converted into 100,000 restricted shares of common stock. The Company never received any funding under this loan agreement. Therefore, in January 2006 the Company made the determination to cancel the balance of 1,369 shares of Class A preferred stock (such shares have not yet been cancelled). The Company is analyzing its alternatives with regard to the 100,000 share conversion.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Class B.

The Company is authorized to issue up to 40 million shares of Class B preferred stock with a par value of $0.0001 per share. To the extent assets are available, holders of Class B preferred shares have a liquidation preference equal to the original issue price of the shares of $145,455 per share plus all declared but unpaid dividends on the Series B preferred shares. Such amounts shall be paid on all outstanding Class B preferred shares before any payment shall be made or any assets distributed to the holders of common stock or of any other stock of any series or class junior to the shares as to dividends or assets, but junior to Class A preferred shareholders. Each share of Class B preferred stock is convertible into the greater of (i) 1% of the shares of common stock outstanding on the date of conversion, after giving consideration to shares issued as a result of the conversion and any options, warrants or other convertible securities outstanding and (ii) 727,273 shares of common stock. The holders of these preferred shares shall have the right to vote and cost that number of votes which the holder would have been entitled to cast had such holder converted the shares immediately prior to the record date for such vote.

On August 31, 2005, the Company completed a Share Exchange Agreement with Senz-It. Under this agreement, Senz-It became a wholly owned subsidiary of the Company in exchange for 55 shares of Class B convertible preferred stock that were issued to SUTI Holdings, LP among other consideration (see Note 1).

Common Stock.

The holders of the Company’s common stock are entitled to one vote per share of common stock held.

The following summarizes the common stock activity for the nine months ended September 30, 2008:

Shares issued under the ESIP Plan	10,531,993

Shares issued for conversion of Debenture	29,015,477

Exercise of warrants	30,149

Shares issued under the Non-Employee Directors and Consultants Plan	216,128
Shares issued under the 2008 Non-Qualified Stock Grant and Option Plan	29,828,479
Shares issued under separate S-8 filing (a)	4,241,818

Total net shares issued	73,864,044

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

(a)
On July 31, 2008, the Company filed a Form S-8 to register the issuance of these shares.  These shares were issued during the three months ended June 30, 2008 and were in excess of the available shares that were contained in the 2005 Non-Employee Directors and Consultants Retainer Stock Plan as well as the 2006 Employee Stock Incentive Plan.

For the three months ended September 30, 2008, the Company recorded $44,543 and $109,665 in general and administrative expenses for shares issued to employees and non-employees, respectively, based on the closing price of the common stock on the dates of issuance.

For the nine months ended September 30, 2008, the Company recorded $163,590 and $234,847 in general and administrative expenses for shares issued to employees and non-employees, respectively, based on the closing price of the common stock on the dates of issuance.

A summary of the warrant activity for the nine months ended September 30, 2008 is as follows:

	Warrants	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Life
Balance, December 31, 2007	44,989,182	$0.235	35 months
Warrants issued	1,857,895	$0.026	12 months
Warrants exercised	(30,149)	$7.015
Warrants expired	(1,807,895)	$0.026
Balance, September 30, 2008	45,009,032	$0.228	26 months

In February 2008, the Company issued a warrant to G. Raymond Pironti, Jr. to purchase 1,807,895 shares of its common stock at the lowest reported bid price of the Company’s common stock from February 4, 2008 to March 31, 2008, which was $0.017, for a period of twelve months in exchange for consulting services. The fair value of the warrant was determined to be $695 at September 30, 2008 and is included in derivative and warrant liabilities in the accompanying condensed consolidated balance sheets.

NOTE 9 - RELATED PARTY TRANSACTIONS

In February 2008, the Company issued a warrant to an individual to purchase 50,000 shares of its common stock at $0.05 per share for a period of twelve months in exchange for consulting services. The fair value of the warrant was determined to be $14 at September 30, 2008 and is included in derivative and warrant liabilities in the accompanying condensed consolidated balance sheets.

G. Raymond Pironti, Jr.

See Note 8 (above) for a description of the warrant that was issued to Mr. Pironti in February 2008.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The Company issued to JJ Ellis, an entity owned by Mr. Pironti, a warrant to purchase $60,000 of the Company’s common stock and has been recorded as a warrant liability in the accompanying consolidated balance sheet. The calculation of the number of shares underlying this warrant is based on the lowest bid price recorded ($0.025) over a 365-day look back period or a 20% discount at time of execution, whichever is lower. Based on this calculation, the number of shares fixed for this warrant on April 25, 2006 was 2,400,000. This warrant is exercisable for a period of five years from the grant date of April 25, 2005 at the lower of $0.025 per share or 80% of the closing price on the date of exercise and no warrants have been exercised as of September 30, 2008.

David J. Barnes.

On June 19, 2008, Isotec received $125,000 in the form of a secured promissory note from David Barnes. On July 15, 2008, Isotec received an additional $75,000 from David Barnes. With the total monies loaned by David Barnes being raised to $200,000, the security promissory note was amended and restated for the purpose of increasing the total loaned amount to $200,000 (the “Note”).  All other terms and conditions remain unchanged. The purpose of these monies is to provide funds necessary to fulfil an order for the delivery of 20 security portals to a distributor. The secured promissory note contains a financing fee of 2.4% per month on the unpaid note balance. Subsequent to the issuance of the amended and restated secured promissory note, Mr. Barnes was informed that, under the laws of California, the maximum interest rate that an individual can charge is 10% per annum.  The interest calculation, with the concurrence of Mr. Barnes, was reduced to 10% per annum.  Additionally, there is a security agreement that covers all accounts, inventory and proceeds from all sales of security portals.  Upon receipt of payment from the distributor, Mr. Barnes was to be paid $6,250 for each unit paid for. On September 8, 2008, the Company and Mr. Barnes executed a Note Modification Agreement formally amending the terms of the Note and Security Agreement to reflect the Company’s previous breach of its obligations under the Note and Security Agreement, the increased indebtedness and a commitment to a schedule of payments.  Additionally, on September 8, 2008, the Company executed a guarantee of payment in favour of Mr. Barnes.  On November 17, 2008, the Company received a Notice of Default from Mr. Barnes for the purpose of placing the Company on notice that it is in default under the terms and provisions of the Note and to further notify the Company that the unpaid principal amount and all accrued interest thereon is now immediately due and payable.

The secured promissory note and the accrued interest expense are included in the condensed consolidated balance sheet. Interest expense related to this note totalled $13,770 and $14,152 for the three and nine months ended September 30, 2008, respectively. Payments of interest totalled $1,100 during the three and nine months ended September 30, 2008.

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

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

The management fee calls for a one-time payment of $100,000, payable in $50,000 of common stock and $50,000 of cash, at such time when the Company has the financial capability to pay in cash and an annual management fee of $930,000 payable in monthly instalments of $77,500. Of the monthly management fee, $25,000 is payable in cash and the remainder is payable in common stock. For the three and nine months ended September 30, 2008 and September 30, 2007, the Company recorded $232,500 and $697,500 in management fees. As of September 30, 2008 and December 31, 2007, the amount owed to Select University Technologies Inc. in cash and common stock was $422,765 and $186,901 respectively, which consists of amounts due under the terms of the Venture Agreement and amounts due for rent and reimbursement of operating expenses, and is recorded in accounts payable and accrued liabilities in the accompanying consolidated balance sheets.

The performance fee is 6% of gross revenue for the first three years of the Venture Agreement. Thereafter, the performance fee is to be calculated at 15% of quarterly operating profit (as defined in the Valuation Agreement). To date, $22,163 has been expensed related to the performance fee.

Office Space.

The Company shares office space with Select University Technologies, Inc. The Company is charged $800 per month, plus operating and administrative expenses. The total rent and operating expenses charged to the Company for the three and nine months ended September 30, 2008 was $2,400 and $7,200, respectively. The total rent and operating expenses charged to the Company for the three and nine months ended September 30, 2007 was $2,472 and $7,312, respectively.

SUTI Holdings, LP.

On May 18, 2006, the Company’s subsidiary, Isotec, issued a demand promissory note in favor of the Company’s controlling stockholder, SUTI. Under the terms of the promissory note, the Company may borrow up to $100,000 to assist in the ongoing operations of the Company.

Principal and interest are due no later than 30 days following the commencement date of May 2006. The outstanding principal amount bears simple interest through the maturity date at the rate of 8% of the loan amount. After an Event of Default (as defined in the promissory note), all past due principal and, to the extent permitted by applicable law, interest upon this note is to bear interest at the rate per annum equal to 12%.  As of September 30, 2008 and December 31, 2007, the Company did not owe any monies related to this note.

NOTE 10 - COMMITMENTS AND CONTINGENCIES

Litigation

(a) On August 2, 2006, a complaint was filed against the Company and certain individuals by Karen Alexander. The complaint principally alleged that World Am, Inc. breached an employment agreement with the plaintiff by not paying her certain amounts allegedly owing.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

On February 29, 2008, the Bolder County District Court (“the Court”) entered a judgment against the Company and found that the Company owed Karen Alexander a total of $39,000 plus reasonable attorney fees to be determined by the Court. Accordingly, the Company has recorded $39,000 as accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2008 and December 31, 2007.  On November 6, 2008, the District Court of Colorado awarded attorney fees in the amount of $141,929.  While the Company decides whether or not to appeal this judgement, $141,929 was included in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2008. $141,929 was included in general and administrative expenses in the accompanying condensed consolidated statements of operations for the nine months ended September 30, 2008.

(b) On September 20, 2006, a complaint was filed against the Company by James Alexander, the Company’s former president and chief executive officer. The complaint principally alleged that World Am breached an employment agreement with the plaintiff by not paying him certain amounts allegedly owing and sought damages in the amount of $714,718. The Company then filed a counterclaim against Mr. Alexander that sought damages for breach of fiduciary duty and breach of the duty of loyalty to the Company.

This matter was settled in June 2008 and on June 10, 2008, a judgment was entered by the United States District Court for the District of Colorado dismissing, with prejudice, the lawsuit and the counterclaim between James Alexander and the Company because a settlement had been reached.  Under the terms of the settlement, the Company agreed to pay the sum of $150,000 to James Alexander.  The settlement will be paid in the form of twelve convertible notes.  Six of the convertible notes, each valued at $16,667, will be issued to Jim Alexander and six of the convertible notes, each valued at $8,333, will be issued to Mr. Alexander’s attorney.  Each note will have at least a six month holding period with a stated conversion date.  Beginning with the conversion date on the first convertible note, the conversion date for each subsequent note will be on the date exactly one month after the conversion date on the preceding note.  On the conversion date, the note shall convert into a determined number of shares of restrictive WDAM stock where the number of shares determined shall be equal to the market value of the face amount of the note.  Market value shall be determined by averaging the high and low prices of WDAM free trading stock on the day preceding the conversion date.  Additionally, the Company agrees to indemnify James Alexander for all unpaid federal income tax withholdings, including penalties and interest, that the Company presently owes the Internal Revenue Service.  The settlement amount of $150,000, is included in due to stockholders in the accompanying condensed consolidated balance sheets. The excess monies previously accrued as being owed James Alexander, $101,884, are shown in other income in the accompanying condensed consolidated statements of operations.

(c) On October 25, 2004, a complaint was filed against the Company by Mitchell Vince. The complaint alleges that Isotec terminated Mr. Vince without cause prior to the expiration of the term of an alleged employment agreement.  The complaint sought monetary damages of $240,000. This matter was settled in December 2006. Under this settlement, Mr. Vince will be paid $6,000 per month in cash or shares of free trading common stock for a period of 20 months commencing January 1, 2007. The remaining balance of $5,751 is included in accounts payable in the accompanying consolidated balance sheet as of September 30, 2008.

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

In March 2008, the Company agreed to settle this matter. Under the terms of the settlement, the Company agreed to pay Robert Hainey and Internet Marketing Solutions, Inc. the sum of $116,000, which was recorded in general and administrative expense in 2007. The Company has paid $12,000 in 2008 per the settlement and monthly payments in the amount of $5,000, in stock or cash, began in April 2008 and will continue through April 2010. In the event that the Company fails to make any of the aforementioned payments, the Company agrees to pay to Robert Hainey and Internet Marketing Solutions, Inc. a penalty of $1,000 for each occurrence. The remaining balance owed as of September 30, 2008 is $53,000 and is included in accounts payable in the accompanying condensed consolidated balance sheets.

Operating Leases.

Isotec leases a 4,800 square foot facility in Westminster, Colorado with a monthly rent and common area expense of $4,169 through December 31, 2011.  Rent and common area expense totalled $12,291 and $38,199 for the three and nine months ended September 30, 2008, respectively. Rent and common area expense totalled $12,378 and $39,130 for the three and nine months ended September 30, 2007, respectively.

Senz-It leases a 934 square foot facility in Newport Beach, California. The lease commenced October 22, 2007 through October 21, 2008. Upon expiration, the lease terms will continue for successive thirty-day periods until cancelled by either party in writing. Rent and common area expense totalled $3,922 and $11,786 for the three and nine months ended September 30, 2008.

Consulting Agreement.

On March 10, 2008, the Company renewed its consulting agreement with its chief executive officer, Robert Hovee, through an agreement with RAH Consulting Group, Inc.  This agreement covered his services to be rendered for this Company in that position for the period of January 1, 2008 through December 31, 2008.  In consideration of the services rendered, the Company agreed to pay Mr. Hovee a fee of $8,000 per month, in cash or stock, at the Company’s discretion.  Mr. Hovee was eligible to participate in the Company’s Stock Option Plan.  The Company agreed to reimburse Mr. Hovee for all reasonable business expenses incurred while performing services for the Company. In addition, healthcare insurance premiums for Mr. Hovee were to be paid by the Company. This agreement was to remain in effect until terminated by either party as of the date set forth in a written notice to the other party delivered in accordance with the notice provisions of the agreement at least 30 days prior to such date.  In the event of the termination of this agreement, any accrued but unpaid fees were to be paid within ten days of the effective date of such termination. During the third quarter 2008, Mr. Hovee resigned his position as CEO and terminated the agreement.  As of September 30, 2008, the Company owed $21,254 under this agreement.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

An advance of $3,259 on the consulting fees owed Robert Hovee was made during 2007.  The remaining balance in the advance account as of September 30, 2008, $1,204, was offset against the expense monies owed Mr. Hovee.

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

On May 1, 2007, the Company entered into a distributor agreement for the purpose of appointing a distributor responsible for the worldwide, excluding Singapore, sales and marketing of the Senz-It product line for a period of forty-eight months unless sooner terminated as specified in the agreement.  In addition the distributor provides sales and marketing consulting services for an initial term of twelve months. As payment for these consulting fees, the Company agreed to the following compensation arrangement: (a) 1,000,000 shares (50% of the shares in the form of S-8 shares and 50% of the shares were in the form of Rule 144 shares) were issued totalling $60,000 (valued at the closing price of $0.06 on the date issued), and (b) World Am stock options, fully vested, issued monthly in the amount of 120,000 through November 2007 and 100,000 through May 2008 at an exercise price of $0.20 per share. The stock option shares remain exercisable for a period of thirty-six months from the date of issuance. No additional compensation or expense reimbursement shall be made to distributor for their efforts in this matter. As of September 30, 2008, a total of 1,320,000 fully vested options have been issued, valued at $30,806. This amount has been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.  This amount is also included in the options vesting during the period (unaudited) in the accompanying condensed consolidated statements of stockholders’ deficit.

License Agreement

Through September 30, 2008, the Company has incurred $213,973 related to certain terms in the License Agreement, which the Company has recorded as an intangible asset in the accompanying condensed consolidated financial statements (see Note 3). Upon commencement of sales of the licensed technologies, Senz-It will amortize the cost of the intangibles over the lesser of their estimated useful lives or over the remaining term of the License Agreement.  Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

WORLD AM, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

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

The majority of these indemnities and guarantees do not provide for any limitation of the maximum potential future payments the Company would be obligated to make.  Historically, the Company has not been obligated to make significant payments for these obligations and no liability has been recorded for these indemnities in the accompanying condensed consolidated balance sheets.

NOTE 11 - SUBSEQUENT EVENTS

(a) The Company had the following stock issuances from October 1 through November 30, 2008:

(1)	The Company issued 62,441,309 shares of its common stock valued at $0.0016 to pay operating expenses totalling $52,142.
(2)	The Company issued shares of its common stock to La Jolla Cove for the conversion of debt, at a calculated price of $0.000062 per share, totalling 6,466,588 shares valued at $400.
(3)	The Company issued shares of its common stock to La Jolla Cove in exchange for the exercise of 4,000 warrants at $1.00 per share, for cash proceeds of $4,000.
(4)	Cancellation of 1,118,647 shares of the Company’s common stock, originally issued in the third quarter. The Company bought these shares back from the former employee for $3,580.

(b) On September 29, 2008, a Channel Marketing Agreement was entered into between Isotec, Inc and Kline Technical Consulting, LLC (KTC). The former CEO and CFO of World Am owns KTC.  The purpose of the agreement is to penetrate new markets and development opportunities both internationally and within the United States Government.  KTC agrees to pay Isotec $15,000 which represents the costs that will be incurred by Isotec in getting KTC familiar with the Isotec product line.  The payments are to be made as follows: $5,000 upon signing the agreement with the remaining $10,000 being paid in two equal instalments of $5,000. Payment is to occur every other month.  In return, Isotec agrees to pay a finders fee of 5% on KTC orders under $100,000; 6% on KTC orders greater than $100,000 but less than $200,000; and 8% on all KTC orders above $200,000.  The agreement will continue until either party provides written notice to the other party that the agreement is to expire.  Expiration will occur within 45 days of receipt of the written termination notice.

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

In November 2007, Senz-It was awarded a United States Air Force biological development contract worth up to $417,000.  Under this contract, Senz-It will develop protein imprinted microarrays for bovine serum albumin (BSA) sensing applications.  Upon introduction of BSA into the sensing platform, fluorescent reporter molecules will emit light wherein the emission intensity is directly proportional to the BSA concentration.  The Senz-It R&D team is placing considerable effort on improving the sensitivity, selectivity and reproducibility of PIXIES technology originally licensed from the University at Buffalo in order to produce a platform that is ultimately more conducive to the detection of proteins other than BSA and increase commercial applicability.

Senz-It has obtained a contract extension with the Air Force and the Jackson Foundation, which will push the final delivery date of the contract to the end of February 2009.  Upon completion of this Phase 1 contract, the Air Force plans to look for funding opportunities for a Phase 2 project with Senz-It, which entails the detection of the proteinaceous toxins Botulinum toxins A, B and E and Enterotoxin B.

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

Senz-It’s current full time staff includes individuals with expertise in electrical engineering, chemistry, biochemistry, mechanical engineering, manufacturing, software engineering and marketing.

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

We believe that Isotec’s continued growth and future profitability will depend in large part on the ability to promote its products, expand its relationship with current and new distributors, and gain new clients.  Accordingly, Isotec intends to focus its attention and investment of resources in marketing, strategic partnerships, and development of its client base.  If the company is not successful in promoting its products and expanding its client and distributor base, this may have a material adverse effect on its financial condition and our ability to continue to operate the business.

Isotec’s revenue in the third quarter continued the upward trend over prior quarters.  We expect this trend to continue through the fourth quarter. It should be noted that Isotec’s revenue continues to fluctuate due to the effect of large contracts, and due to seasonality, and we continue to see that occur, although with growing sales and distribution channels, the effect is somewhat reduced from historical levels.

Much of our sales development effort in the third quarter was again focused on continued training and education of the distributor sales force to increase their effectiveness, and that effort will continue in the fourth quarter. New printed materials as well as web-based tools have been introduced, and our quotation level continues to increase on a quarter-to-quarter basis. Providing three dimensional CAD renderings with each product proposal has allowed the customer to visualize their product in simulation, and provides a significant differentiator relative to competitive offerings. The ability to customize our already leading edge software and operator interface has allowed the introduction of Data Output capability, which in turn allows our customers to remotely monitor multiple portals from a central security station, and to provide printed reports of events and statistics.

Results of Operations for the Three Months Ended September 30, 2008 compared to the Three Months Ended September 30, 2007.

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Revenues:
Contract research and development	$59,244	$—
Product sales	562,405	376,884
	621,649	376,884
Cost and expenses:
Cost of contract research and development	176,749	—
Cost of product sales	265,624	225,899
General and administrative expenses	838,927	1,076,797
Loss from operations	(659,651)	(925,812)
Other income (expense), net	228,672	1,051,394
Net (loss) income	$(430,979)	$125,582

Revenue

Our revenue for the three months ended September 30, 2008 was $621,649, compared to revenues of $376,884 for the three months ended September 30, 2007, which was an increase of $244,765.  The increase in revenue for the three months ended September 30, 2008 was due to the increase in sales of Isotec’s security portals to financial institutions through a primary distributor as well as contract research and development revenue recognized by Senz-It based on its Phase One United States Air Force biological development contract.

Cost of revenue

Our total cost of revenues were $442,373 for the three months ended September 30, 2008 compared to our total cost of revenues of $225,899 for the three months ended September 30, 2007, which was an increase of $216,474.  Our increased cost of revenues for the three months ended September 30, 2008 was due to the increase in production costs associated with the increased level of sales at Isotec and the Department of Air Force biological development contract is a cost reimbursement contract which was not in existence during the three months ended September 30, 2007.  Our gross profit percentage was 29% for the three months ended September 30, 2008, compared to 40% for the three months ended September 30, 2007.  The decrease in the gross profit percentage is related to: (a) Isotec’s lower profit margin contracts being awarded, (b) the Department of Air Force contract is cost reimbursement only, and the Company recognized Senz-It’s additional contract overrun of $117,505 in the third quarter 2008.

General and administrative expenses

We incurred general and administrative expenses of $838,927 for the three months ended September 30, 2008 compared to general and administrative expenses of $1,076,797 for the three months ended September 30, 2007, which was a decrease of $237,870.  The major general and administrative expense categories for the three months ended September 30, 2008 and 2007 were as follows:

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007

Professional fees	$245,820	$367,371
Payroll expenses	107,190	283,103
Engineering salaries	116,163	—
Rent	18,614	19,042
Advertising and promotions	2,017	76,200
Management fees	232,500	232,500
Director fees	27,000	—

Our decreased expenses for the three months ended September 30, 2008 compared to the three months ended September 30, 2007 were primarily the result of a decrease in payroll expenses as well as a general reduction in the level of expenses for the three months ended September 30, 2008.

Other Income (Expense), Net

Our total other income of $228,672 for the three months ended September 30, 2008 compared to our total other income of $1,051,394 for the three months ended September 30, 2007, which was a decrease of $822,722.  This decrease was primarily the result of a decrease in change in fair value of the derivative and warrant liabilities in the three months ended September 30, 2008 than in the comparable prior year period. Part of the reason why the decrease was less in three months ended September 30, 2008 was due to a 10-to-1 reverse stock split in the third quarter 2008.

Net Income (Loss)

The Company had a net loss of $430,979 for the three months ended September 30, 2008 compared to net income of $125,582 for the three months ended September 30, 2007, a decrease of $556,561.  The net loss for the three months ended September 30, 2008 compared to the net income for the comparable prior year period was primarily the result of a decrease in change in fair value of derivatives and warrant liabilities than recognized in the three months ended September 30, 2007, which was offset by the decrease in general and administrative expenses.

Results of Operations for the Nine Months Ended September 30, 2008 compared to the Nine Months Ended September 30, 2007.

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Revenues:
Contract research and development	$222,714	$—
Product sales	1,139,916	499,294
	1,362,630	499,294
Cost and expenses:
Cost of contract research and development	428,228	—
Cost of product sales	581,732	288,700
General and administrative expenses	2,569,415	2,624,673
Loss from operations	(2,216,745)	(2,414,079)
Other income (expense), net	1,399,913	877,385
Net loss	$(816,832)	$(1,536,694)

Revenue

Our revenue for the nine months ended September 30, 2008 was $1,362,630, compared to revenues of $499,294 for the nine months ended September 30, 2007, which was an increase of $863,336.  The increase in revenue for the nine months ended September 30, 2008 was due to the increase in sales of Isotec’s security portals to financial institutions through a primary distributor as well as contract research and development revenue recognized by Senz-It based on its Phase One United States Air Force biological development contract.

Cost of revenue

Our total cost of revenues were $1,009,960 for the nine months ended September 30, 2008 compared to our total cost of revenues of $288,700 for the nine months ended September 30, 2007, which was an increase of $721,260.  Our increased cost of revenues for the nine months ended September 30, 2008 was due to the increase in production costs associated with the increased level of sales at Isotec and the Department of Air Force biological development contract is a cost reimbursement contract which was not in existence during the nine months ended September 30, 2007.  Our gross profit percentage was 26% for the nine months ended September 30, 2008, compared to 42% for the nine months ended September 30, 2007.  The decrease in the gross profit percentage is related to: (a) Isotec’s lower profit margin contracts being awarded, (b) the Department of Air Force contract is cost reimbursement only, and (c) the Company recognized a total cost overrun of $205,514 related to the Department of Air Force contract for the nine months ended September 30, 2008.

General and administrative expenses

The Company incurred general and administrative expenses of $2,569,415 for the nine months ended September 30, 2008 compared to general administrative expenses of $2,624,673 for the nine months ended September 30, 2007, which was a decrease of $55,258.  The major general and administrative expense categories for the nine months ended September 30, 2008 and 2007 were as follows:

	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Professional fees	$822,762	$755,291

Payroll expenses	361,447	530,855
Engineering salaries	364,594	—
Rent	57,167	44,155
Advertising and promotions	2,117	166,951
Management fees	697,500	697,500
Director Fees	40,500	—

Our decreased expenses for the nine months ended September 30, 2008 compared to the nine months ended September 30, 2007 were primarily the result of a decrease in the level of payroll expenses and advertising and promotions which were offset by an increase in engineering salaries, professional fees and director fees.

Other Income (Expense), Net

Our total other income of $1,399,913 for the nine months ended September 30, 2008 compared to our total other income of $877,385 for the nine months ended September 30, 2007, which was a increase of $522,528.  This increase was primarily the result of the decrease in the fair value of the derivative and warrant liabilities that were caused primarily by the decrease in our common stock price throughout the first nine months and the favorable settlement of a lawsuit in the amount of $101,884.

Net Income (Loss)

We had a net loss of $(816,832) for the nine months ended September 30, 2008 compared to a net loss of ($1,536,694) for the nine months ended September 30, 2007, a decrease of $719,862.  The decrease in the net loss for the nine months ended September 30, 2008 compared to the comparable prior year period was primarily the result of a decrease in general and administrative expense levels, an increase in the fair value of derivatives and warrant liabilities as well as the income recognized from the settlement of a lawsuit.

Liquidity and Capital Resources.

Introduction

As of September 30, 2008, we had total current assets of $440,079 and total current liabilities of $2,885,112, resulting in a working capital deficit of $2,445,033.  As of September 30, 2008, our current assets consisted primarily of accounts receivable ($264,329), inventory ($79,063), unbilled revenues of uncompleted contracts ($42,364), prepaid expenses and other assets ($15,064) and cash and cash equivalents ($39,259). We had an accumulated deficit of $7,758,212 as of September 30, 2008.

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

Our cash, accounts receivable, inventories, prepaid expenses, total current assets, primary current liabilities, and total current liabilities as of September 30, 2008, compared to the end of our last fiscal year were:

	As of September 30, 2008	As of December 31, 2007	Change

Cash and cash equivalents	$39,259	$538,373	$(499,114)
Accounts receivable	264,329	77,167	187,162
Unbilled revenues on uncompleted contracts	42,364	73,465	(31,101)
Inventories	79,063	44,162	34,901
Prepaid expenses and other current assets	15,064	35,415	(20,351)
Total current assets	440,079	768,582	(328,503)
Accounts payable and accrued expenses	1,446,374	744,876	701,498
Due to related parties	442,765	186,901	255,864
Related party notes payable	203,051	—	203,051
Due to stockholders	220,000	321,884	(101,884)
Payroll taxes payable	327,693	192,177	135,516
Total current liabilities	$2,885,112	$1,662,281	$1,222,831

Cash Requirements

We intend to use our available funds as well as our working capital and our borrowing ability to expand the operations of Senz-It and Isotec.

Sources and Uses of Cash

Operating Activities

Our net cash used in operating activities was $865,285 for the nine months ended September 30, 2008 and $1,907,923 for the nine months ended September 30, 2007, a decrease of $1,042,638.  The principal components of the decrease net cash used in operations for the nine  months ended September 30, 2008 were: (a)  decrease in prepaid expenses and other  current assets of $17,092, (b) an increase in payroll taxes payable of $135,516; (c) an increase in accounts payable and accrued expenses of $724,706; (d) an increase in unbilled revenue of $31,101; (e) depreciation and amortization of $90,987; (f) an increase in stock issued to pay operating expenses of $398,437; (g) an increase in due to related parties of $239,124; which were offset by (h) a net loss of $816,832: (i) change in fair value of derivative and warrant liabilities of $1,405,300;  (j) lawsuit settlement of $101,884; (k) increase in accounts receivable $187,162; and (l) an increase in inventories of $34,901.

Investing Activities

Our net cash used in investing activities was $30,926 for the nine months ended September 30, 2008 and was used for acquisition of intangible assets of $29,426 and purchase of fixed assets totaling $1,500, compared to our net cash used in investing activities of $230,272 for the nine months ended September 30, 2007 which was used for the acquisition of fixed and intangible assets of $75,949 and $154,323, respectively.

Financing Activities

Our net cash provided by financing activities of $397,097 for the nine months ended September 30, 2008, resulted from proceeds from the exercise of warrants totaling $211,493 and the proceeds from related party borrowings totaling $200,000, offset by repayments of notes payable of $14,396. Our net cash provided by financing activities was $3,095,896 for the nine months ended September 30, 2007, which resulted from proceeds, net of issuance costs, from sales of common stock to investors in a private stock offering of $3,200,250 and proceeds from loans totaling $3,970 both of which were offset by repayments of note payable of $108,324.

Contractual Obligations.

Operating Leases

Isotec leases a 4,800 square foot facility in Westminster, Colorado with a monthly rent and common area expense of $4,169 through December 31, 2011.  Rent and common area expense totaled $12,291 and $38,199 for the three and nine months ended September 30, 2008, respectively.  Rent and common area expense totaled $12,378 and $39,130 for the three and nine months ended September 30, 2007, respectively.

As of September 30, 2008, future minimum non-cancelable facility rental payments required under the operating lease are as follows:

2008 (last three months)	$12,507
2009	50,528
2010	52,044
2011	53,608

$168,687

Senz-It leases a 934 square foot facility in Newport Beach, California. The lease commenced October 22, 2007 through October 21, 2008. Upon expiration, the lease terms will continue for successive thirty-day periods until cancelled by either party in writing. Rent and common area expense totaled $3,922 and $11,786 for the three and nine months ended September 30, 2008.  There were no rent and common area expenses associated with this lease for the three and nine months ended September 30, 2007.  As of September 30, 2008 future minimum non-cancellable facility rental payment required under the operating lease for 2008 are $915.

Consulting Agreement

On March 10, 2008, we renewed our consulting agreement with our chief executive officer, Robert Hovee, through an agreement with RAH Consulting Group, Inc.  This agreement covered his services to be rendered for us in that position for the period of January 1, 2008 through December 31, 2008.  In consideration of the services rendered, we agreed to pay Mr. Hovee a fee of $8,000 per month, in cash or stock, at the Company’s discretion.  Mr. Hovee was eligible to participate in the Company’s Stock Option Plan.  We agreed to reimburse Mr. Hovee for all reasonable business expenses incurred while performing services for us.  In addition, healthcare insurance premiums for Mr. Hovee were to be paid by us.  This agreement was to remain in effect until terminated by either party as of the date set forth in a written notice to the other party delivered in accordance with the notice provisions of the agreement at least 30 days prior to such date.  In the event of the termination of this agreement, any accrued but unpaid fees were to be paid within ten days of the effective date of such termination. During the third quarter 2008, Mr. Hovee resigned his position as CEO and teminated this agreement.  As of September 30, 2008, we owed $21,254 under this agreement.

An advance of $3,259 on the consulting fees owed Robert Hovee was made during 2007.  The remaining balance in the advance account as of September 30, 2008, $1,204, was offset against the expense monies owed Mr. Hovee.

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

On May 1, 2007, we entered into a distributor agreement for the purpose of appointing a distributor responsible for the worldwide, excluding Singapore, sales and marketing of the Senz-It product line for a period of forty-eight months unless sooner terminated as specified in the agreement.  In addition the distributor provides sales and marketing consulting services for an initial term of twelve months. As payment for these consulting fees, we agreed to the following compensation arrangement: (a) 1,000,000 shares (50% of the shares in the form of S-8 shares and 50% of the shares were in the form of Rule 144 shares) were issued totaling $60,000 (valued at the closing price of $0.06 on the date issued), and (b) World Am stock options, fully vested, issued monthly in the amount of 120,000 through November 2007 and 100,000 through May 2008 at an exercise price of $0.20 per share. The stock option shares remain exercisable for a period of thirty-six months from the date of issuance. No additional compensation or expense reimbursement shall be made to distributor for their efforts in this matter. As of September 30, 2008, a total of 1,320,000 fully vested options have been issued, valued at $30,806. This amount has been recorded in general and administrative expenses in the accompanying condensed consolidated statements of operations.  This amount is also included in the options vesting during the period (unaudited) in the accompanying condensed consolidated statements of stockholders’ deficit (see Note 10).

License Agreement

Through September 30, 2008, we incurred $213,973 related to certain terms in the License Agreement, which we recorded as an intangible asset in the accompanying condensed consolidated financial statements (see Note 3). Upon commencement of sales of the licensed technologies, Senz-It will amortize the cost of the intangibles over the lesser of their estimated useful lives or over the remaining term of the License Agreement.  Amortizable intangible assets are tested for impairment based on undiscounted cash flows, and, if impaired, written down to fair value based on either discounted cash flows or appraised values.

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

SFAS No. 123(R) requires the cash flows resulting from the tax benefits resulting from tax deductions in excess of the compensation cost recognized for those options to be classified as financing cash flows. Due to our loss position, there were no such tax benefits for the three and nine months ended September 30, 2008 and 2007, respectively.

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

Revenues derived from contracts to develop prototypes and provide research, development, design, testing and evaluation of complex detection and control defense systems were $59,244 and $222,714 during the three and nine months ended September 30, 2008, respectively. Our research and development contract is cost reimbursement. Our cost reimbursement research and development contracts require our good faith performance of a statement of work within overall budgetary constraints, but with some flexibility as it relates to scheduling and resources, both personnel and equipment. Revenues for research and development contracts are recognized as costs are incurred in the proportion that costs incurred bear to estimated final costs.

Costs and estimated earnings in excess of billings under government research and development contracts are accounted for as unbilled revenues on uncompleted contracts stated at estimated realizable value and expected to be realized in cash within one year.

As of September 30, 2008 and December 31, 2007, we recorded deferred revenue of $51,938 and $57,563, respectively, for customer deposits on ordered products.

We have contracts with various governments and governmental agencies. Government contracts are subject to audit by the applicable governmental agency. Such audits could lead to inquiries from the government regarding the acceptability of costs under applicable government regulations and potential adjustments of contract revenues. To date, we have not been involved in any such audits.

Realizability of Long-Lived Assets

The third critical accounting policy relates to realizability of long-lived assets.  We account for long-lived assets in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  SFAS No. 144 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the historical cost carrying value of an asset may no longer be appropriate.  We assess recoverability of the carrying value of an asset by estimating the future net cash flows expected to result from the asset, including eventual disposition.  If the future net cash flows are less than the carrying value of the asset, an impairment loss is recorded equal to the difference between the asset’s carrying value and fair value or disposable value.  As of June 30, 2008, we do not believe there has been any impairment of our long-lived assets.  There can be no assurances, however, that demand for our products and services will continue, which could result in an impairment of long-lived assets in the future.

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

During the year ended December 31, 2006, we recorded the initial fair value of the conversion feature of $1,151,759 of which $876,759 was recorded as interest expense in the consolidated statement of operations and $275,000 was recorded as a discount on the debt and is being amortized to interest expense over the life of the debt. We also recorded the initial fair value of the attached warrants, related to the debt financing in 2006, of $2,075,694 as a component of interest expense in the consolidated statements of operations for the year ended December 31, 2006. The initial fair value of the conversion-related derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend-yield of 0%, annual volatility of 127% and risk-free interest rate of 4.70% – 4.74%. At December 31, 2007, the fair value of the conversion feature and the warrants amounted to $1,788,376. At September 30, 2008, the fair value of the La Jolla Cove conversion feature and the warrants amounted to $577,806. The decrease in the fair value of the La Jolla Cove conversion features and warrants of $1,210,570 and $593,408 for the nine months ended September 30, 2008 and September 30, 2007, respectively, are included as other income (expense) in the accompanying condensed consolidated statements of operations.

As of December 31, 2007, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 133.2% – 161.8%, and risk free interest rate of 3.07%-3.45%. The derivatives are classified as long-term liabilities in the accompanying condensed consolidated balance sheets.

As of September 30, 2008, the derivatives and warrants were valued primarily using the Black-Scholes pricing model with the following assumptions: dividend yield of 0%, annual volatility of 167.3% – 270.3%, and risk free interest rate of 1.60%-2.98%. The derivatives are classified as long-term liabilities in the accompanying condensed consolidated balance sheet.

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

At September 30, 2008, the fair value of the non-employee warrants was $73,207. The decrease in the fair value of non-employee stock options and warrants in the amount of $194,730 since December 31, 2007 and the decrease of $328,803 since December 31, 2006 are included in other income (expense) in the accompanying condensed consolidated statements of operations.

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

Evaluation of Disclosure Controls and Procedures

We conducted an evaluation, with the participation of our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, as of September 30, 2008, to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities Exchange Commission's rules and forms, including to ensure that information required to be disclosed by us in the reports filed or submitted by us under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.  Based on that evaluation, our President and Chief Financial Officer have concluded that as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level due to the material weaknesses described below.

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

A material weakness is a control deficiency (within the meaning of the Public Company Accounting Oversight Board (PCAOB) Auditing Standard No. 5) or combination of control deficiencies, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected.  Management has identified the following two material weaknesses which have caused management to conclude that, as of September 30, 2008, our disclosure controls and procedures were not effective at the reasonable assurance level:

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

2.           To the extent we do have internal controls and procedures in place, they were not always followed during the quarter ended September 30, 2008.  During the quarter ended September 30, 2008, and the subsequent quarter, the president of our wholly-owned subsidiary, Isotec, and our Board of Directors did not follow all our internal procedures related to the documentation of financial information and the transfer of that information from Isotec to the parent company.  Management evaluated the impact of our failure to follow our internal procedures regarding the documentation and transfer of financial information on our assessment of our disclosure controls and procedures and has concluded that the control deficiency that resulted represented a material weakness.

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

4.           We have deficiencies in our corporate governance.  First, we do not have officers separate from our Directors.  As of September 30, 2008, our three primary officer positions were filled by members of our Board of Directors.  As a result, it does not allow our Directors to oversee our President and Chief Financial Officer in the performance of their duties.  Second, the shareholder that controls a majority of our voting securities has independent relationships with our subsidiaries and some of our third party vendors.  We do not believe these deficiencies in our corporate governance have had a material impact on our officers’ ability to perform their required tasks to prepare our financial statements, but we believe this deficiency results in a material weakness.

To address these material weaknesses, management performed additional analyses and other procedures to ensure that the financial statements included herein fairly present, in all material respects, our financial position, results of operations and cash flows for the periods presented.

Remediation of Material Weaknesses

To remediate the material weaknesses in our disclosure controls and procedures identified above, we have continued to refine our internal procedures to begin to implement segregation of duties and to reduce the number of audit adjustments.  We have also taken measures to ensure that the proper procedures are followed with regard to the documentation and transfer of financial information from our wholly-owned subsidiary, Isotec, to us as the parent company.  On November 26, 2008 and December 1, 2008, the individuals who were our officers and directors resigned from their respective positions.  On December 12, 2008, Fredrick T. Rogers was appointed by our majority shareholder as our sole officer and director.  Based on these changes in our management and Board of Directors, we were not able to continue our efforts to remediate our deficiencies in our disclosure controls and procedures.   Mr. Rogers is the president of the general partner of SUTI Holdings, LP, the holder of a majority of the voting power of our issued and outstanding shares of capital stock through its ownership of all of our Class B Convertible Preferred Stock.  Therefore, he has been intimately familiar with our operations for some time.  However, despite Mr. Rogers familiarity with our operations, our failure to have a Chief Executive Officer/President and Chief Financial Officer for a period of time in November and December, 2008, will likely have a significant negative impact on our disclosure controls and procedures for the fourth quarter of 2008.

Changes in Internal Control over Financial Reporting

Except as noted above, there were no changes in our internal control over financial reporting, as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act, during our most recently completed fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  However, as noted above, on November 26, 2008 and December 1, 2008, the individuals who were our officers and directors resigned from their respective positions, leaving us with no officers or directors.  Since these resignations occurred after the end of our quarter ended September 30, 2008, these are not changes in our internal control over financial reporting during the quarter ended September 30, 2008.  Even though we were able to retain other key personnel that assist us with the preparation of our financial statements, we believe these resignations will have a significant negative impact on our internal control over financial reporting.

ITEM 4T.	Controls and Procedures.

At the end of the period covered by this report, we carried out the above evaluation, under the supervision and with the participation of our management, including our President and Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Securities Exchange Act Rule 13a-14.

Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, based on the above factors, our disclosure controls and procedures were not effective (1) to provide reasonable assurance that information required to be disclosed by us in the reports filed or submitted by us under the Securities Exchange Act were recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and (2) to provide reasonable assurance that information required to be disclosed by us in such reports is accumulated and communicated to our management, including its President and Chief Financial Officer, as appropriate to allow for timely decisions regarding required disclosure.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  Our internal control over financial reporting is a process designed under the supervision of our President and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with U.S. generally accepted accounting principles.  Management made a comprehensive review, evaluation and assessment of our internal control over financial reporting as of December 31, 2007, and it is included in our Annual Report on Form 10-KSB filed with the Commission on April 15, 2008.  In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control−−Integrated Framework.

Other than the failure of the management of Isotec and some members of our Board of Directors to follow our internal procedures related to the documentation and transfer of financial information from Isotec to World Am, there were no changes to our internal control over financial reporting identified in connection with the evaluation set forth in our last Annual Report during our fiscal quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.  We believe we have subsequently remedied the issues related Isotec.  Additionally, as noted above, on November 26, 2008 and December 1, 2008, the individuals who were our officers and directors resigned from their respective positions, leaving us with no officers or directors.  Since these resignations occurred after the end of our quarter ended September 30, 2008, these are not changes in our internal control over financial reporting during the quarter ended September 30, 2008.  Even though we were able to retain other key personnel that assist us with the preparation of our financial statements, we believe these resignations will have a significant negative impact on our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1.                 Legal Proceedings.

Other than as set forth below, we are not a party to any material pending legal proceedings and, to the best of our knowledge, no such action by or against us has been threatened.

(a)           On August 2, 2006, a complaint was filed in the District Court of Boulder County, Colorado: Karen Alexander v. World Am, Inc., Isotec, Inc., Robert A. Hovee, David J. Barnes, James R. Largent and Ken Jochim.  The lawsuit was based on an alleged employment contract between us and a former employee, the wife of our former CEO and Chairman who is also suing us over his employment contract (see below).  When this lawsuit was originally filed, there were seven causes of action involving three additional named defendants, including two of our current Board members.  By the time of trial, the three additional named defendants had been dismissed and the only remaining causes of action were breach of contract, intentional interference with contract, libel and slander, and a Colorado Wage Act claim.  The libel and slander claim was dismissed during trial and, at the close of evidence, the former employee demanded $1,000,000 in damages.   On February 29, 2008, the jury returned a verdict in our favor, finding that there was no breach of contract or intentional interference with contract.  The jury did find that we owed plaintiff back wages, which is a claim we never disputed.  The former employee was awarded $39,000 for these back wages, a portion of which was a statutory penalty.  As a result we accrued $39,000 in the 2007 consolidated financial statements and as of June 30, 2008.  On November 6, 2008, the Court awarded Ms. Alexander the sum of $141,929 in attorney’s fees.  We have not decided if we will appeal this ruling and as a result have included the amount of $141,929 in accounts payable and accrued liabilities in the accompanying condensed consolidated balance sheets as of September 30, 2008.

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

In March 2008, we settled this matter.  Under the terms of the settlement, we agreed to pay to Robert Haney and Internet Marketing Solutions, Inc., the sum of $116,000.  Payments will be made as follows: a payment of $6,000 was made in January 2008, and another payment of $6,000 was made upon execution of the agreement, March 4, 2008.  Monthly payments in the amount of $5,000, in stock or cash, began in April 2008 and are due to be paid each month thereafter until fully paid in April 2010.  We have paid $12,000 in 2008 per the settlement agreement.  .  As of September 30, 2008, the balance owed is $53,000.  In the event that we fail to make any of the aforementioned payments, we agree to pay Robert Haney and Internet Marketing Solutions, Inc., a penalty of $1,000 per occurrence.

ITEM 1A.              Risk Factors.

As a smaller reporting company we are not required to provide the information required by this Item.

ITEM 2.                 Unregistered Sales of Equity Securities and Use of Proceeds.

On August 12, 2008, we issued an aggregate of 3,142,857 (adjusted for 1-for-10 reverse stock split) shares of our common stock to La Jolla Cove Investors, Inc. We issued 3,141,857 (post-split) of these shares pursuant to a conversion request submitted to us by La Jolla to convert $1,000 of the outstanding amount due under that certain 6¾% Convertible Debenture dated June 8, 2006.  We issued the additional 1,000 shares (post-split) pursuant to a mandatory exercise provision under a Warrant issued with the Convertible Debenture.  Under the Warrant the exercise price is $10.00 per share (adjusted to reflect reverse stock split), so we received $10,000 as a result of this exercise.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

On September 12, 2008, we issued an aggregate of 4,044,118 shares (post-split) of our common stock to La Jolla Cove Investors, Inc. We issued 4,034,118 (post-split) of these shares pursuant to a conversion request submitted to us by La Jolla to convert $1,000 of the outstanding amount due under that certain 6¾% Convertible Debenture dated June 8, 2006.  We issued the additional 10,000 shares pursuant to a mandatory exercise provision under a Warrant issued with the Convertible Debenture.  Under the Warrant the exercise price is $1.00 per share, so we received $10,000 as a result of this exercise.  The issuance was exempt from registration pursuant to Section 4(2) of the Securities Act of 1933, and the investor was accredited.

ITEM 3.                 Defaults Upon Senior Securities.

There have been no events required to be reported under this Item.

ITEM 4.                 Submission of Matters to a Vote of Security Holders.

There have been no events required to be reported under this Item.

ITEM 5.                 Other Information.

Stock Option Plan and Reverse Stock  Split

On July 10, 2008, our Board of Directors approved the 2008 Non-Qualified Company Stock Grant and Option Plan (the “Plan”).  The number of shares that could be granted under the Plan, or subject to outstanding options granted under the Plan, was 120,000,000 (pre-split) shares of our common stock.  On August 1, 2008 we filed a Registration Statement on Form S-8 registering all the shares under the Plan.

Effective September 12, 2008, our amended and restated Articles of Incorporation went effective with the State of Nevada.  We amended and restated our Articles of Incorporation for the primary purpose of effectuating a 1-for-10 reverse stock split of our outstanding common stock.  Pursuant to this stock split our ticker symbol changed to “WOAM,” effective September 12, 2008.

As a result of the 1-for-10 reverse stock split, the number of shares that could be issued under the Plan was reduced to 12,000,000 shares.  On September 12, 2008, our Board of Directors approved the first amendment to the Plan for the purpose of increasing the number of shares of our common stock that can be issued under the Plan from 12,000,000 back up to 120,000,000.  On September 17, 2008, we filed Post-Effective Amendment No. 1 to our Form S-8 for the purpose of registering the additional 108,000,000 shares under the Plan.

Change in Management

Effective on November 6, 2008, the holder of all of our Class B Convertible Preferred Stock, appointed Robert A. Hovee and Malcolm Lennie to the Board of Directors.  These appointments brought our Board of Directors to five members.  On November 26, 2008, Mr. Hovee and Mr. Lennie resigned from our Board of Directors.

On December 1, 2008, C. Robert Kline, James R. Largent and David J. Barnes resigned from their positions as directors and officers.  All of their resignations were effective immediately.  None of the resigning directors held any positions on any committee of our Board of Directors at the time of his resignation.

Mr. Kline, Mr. Largent, and Mr. Barnes furnished us with letters of resignation wherein they discussed disagreements with SUTI Holdings, LP, our majority shareholder, regarding its level of control and influence over our Board of Directors and our operations, policies and practices, which disagreements ultimately led to their resignations.

These resignations left us without any officers and directors until SUTI Holdings, LP hired and appointed Fredrick T. Rogers as our sole officer and director, respectively.  Mr. Rogers is the president of the general partner of SUTI Holdings, L.P., the holder of a majority of the voting power of our issued and outstanding shares of capital stock through its ownership of all of our Class B Convertible Preferred Stock.  We are currently looking to hire and appoint additional officers and directors.

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

2.3	Share Exchange Agreement between the Company and World Am Security Venture Company, Ltd., dated May 18, 2004 (incorporated by reference to Exhibit 2 of the Form 8-K filed on May 26, 2004).

3.1	Articles of Incorporation, dated July 5, 2002 (incorporated by reference to Exhibit 3.1 of the Form 10-QSB/A filed on February 5, 2004).

3.2	Certificate of Amendment to Articles of Incorporation, dated August 20, 2002 (incorporated by reference to Exhibit 3.2 of the Form 10-QSB/A filed on February 5, 2004).

3.3	Certificate of Amendment to Articles of Incorporation, dated December 20, 2002 (incorporated by reference to Exhibit 3.3 of the Form 10-QSB/A filed on February 5, 2004).

3.4	Certificate of Amendment to Articles of Incorporation, dated August 2, 2004 (incorporated by reference to Exhibit 3.4 of the Form 10-QSB filed on August 20, 2004).

3.5	Certificate of Amendment of Articles of Incorporation, dated November 8, 2004 (incorporated by reference to Exhibit 3.1 of the Form 8-K filed on November 16, 2004).

3.6	Certificate of Amendment of Articles of Incorporation, dated December 1, 2004 (incorporated by reference to Exhibit 3.2 of the Form 8-K filed on November 16, 2004).

3.7	Amended and Restated Articles of Incorporation filed August 18, 2008, effective September 12, 2008 (filed herewith)

3.8	Bylaws, dated August, 2000 (incorporated by reference to Exhibit 3.2 of the Form 8-K12g-3 filed on May 16, 2000).

4.1	Employee Stock Incentive Plan, dated January 22, 2001 (incorporated by reference to Exhibit 4.1 of the Form S-8 filed on January 29, 2001).

4.2	Non-Employee Directors and Consultants Retainer Stock Plan, dated January 5, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 filed on January 29, 2001).

4.3	Common Stock Purchase Agreement between us and Four Way Associates, Inc., dated June 1, 2001 (incorporated by reference to Exhibit 4.3 of the Form SB-2 filed on August 28, 2001).

4.4	Amended and Restated Employee Stock Incentive Plan, dated November 20, 2001 (incorporated by reference to Exhibit 4.1 of the Form S-8 POS filed on January 31, 2002).

4.5	Amended and Restated Non-Employee Directors and Consultants Retainer Stock Plan, dated November 20, 2001 (incorporated by reference to Exhibit 4.2 of the Form S-8 POS filed on January 31, 2002).

4.6	2002 Non-Employee Directors and Consultants Retainer Stock Plan, dated September 12, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 filed on September 18, 2002).

4.7	2002 Stock Compensation Plan, dated December 16, 2002 (incorporated by reference to Exhibit 4 of the Form S-8 filed on December 23, 2002).

4.8	2003 Consultants Stock Compensation Plan dated August 19, 2003 (incorporated by reference to Exhibit 4 of the Form S-8 filed on August 22, 2003).

4.9	2003 Non-Qualified Stock Option Plan, dated September 29, 2003 (incorporated by reference to Exhibit 4 of the Form S-8 filed on October 1, 2003).

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

4.21	Registration Rights Agreement between the Company and Golden Gate Investors, Inc., dated January 23, 2006 (incorporated by reference to Exhibit 4.5 of the Form 8-K filed on February 10, 2006).

4.22	Addendum to Convertible Debenture and Warrant To Purchase Common Stock, dated February 7, 2006 (incorporated by reference to Exhibit 4.6 of the Form 8-K filed on February 10, 2006).

4.23	Amended and Restated Employee Stock Incentive Plan (Amendment No. 4), dated February 7, 2006 incorporated by reference to Exhibit 4 of the Form S-8 POS filed on February 14, 2006).

4.24	Cancellation Letter between the Company and Golden Gate Investors, Inc., dated June 14, 2006 (incorporated by reference to Exhibit 4.7 of the Form 8-K/A filed on June 27, 2006).

4.25	Securities Purchase Agreement between the Company and La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.8 of the Form 8-K/A filed on June 27, 2006).

4.26	6¾% Convertible Debenture issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.9 of the Form 8-K/A filed on June 27, 2006).

4.27	Warrant to Purchase Common Stock (due June 19, 2009) issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.10 of the Form 8-K/A filed on June 27, 2006).

4.28	Warrant to Purchase Common Stock (due June 19, 2011) issued to La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.11 of the Form 8-K/A filed on June 27, 2006).

4.29	Registration Rights Agreement between the Company and La Jolla Cove Investors, Inc., dated June 19, 2006 (incorporated by reference to Exhibit 4.12 of the Form 8-K/A filed on June 27, 2006).

4.30	Additional Transaction Letter between the Company and La Jolla Cove Investors, Inc., dated June 22, 2006 (incorporated by reference to Exhibit 4.13 of the Form 8-K/A filed on June 27, 2006).

4.31	2007 World Am, Inc. Stock Option Plan, dated January 2, 2007 (incorporated by reference to Exhibit 4.31 of the Form 10-KSB filed on April 15, 2008).

4.32	Certificate of Designation of Series B Convertible Preferred Stock of World Am, Inc., filed on August 16, 2005 (incorporated by reference to Exhibit 10.1 of the Form 8-K/A filed on September 7, 2005).

4.33	World Am, Inc. 2008 Non-Qualified Company Stock Grant and Option Plan (the “Plan”) (incorporated by reference to Exhibit 4.33 of the Registration Statement on Form S-8 filed on August 1, 2008)

4.34	Form of Non Statutory Stock Option Agreement relating to options granted under the Plan (incorporated by reference to Exhibit 4.34 of the Registration Statement on Form S-8 filed on August 1, 2008)

4.35	Form of Common Stock Purchase Agreement relating to stock granted under the Plan (incorporated by reference to Exhibit 4.35 of the Registration Statement on Form S-8 filed on August 1, 2008)

4.36	First Amendment to World Am, Inc. 2008 Non-Qualified Company Stock Grant and Option Plan (incorporated by reference to Exhibit 4.36 of the Form S-8 POS filed on September 17, 2008)

10.1	Employment Agreement between the Company and James Alexander, dated February 20, 2002 (incorporated by reference to Exhibit 10.4 of the Form 10-QSB filed on May 14, 2002).

10.2	Amendment A to Employment Agreement between the Company and James Alexander, dated as of February 20, 2002 (incorporated by reference to Exhibit 10.1 of the Form 10-KSB filed on April 11, 2003).

10.3	Amendment B to Employment Agreement between the Company and James Alexander, dated January 15, 2004 (incorporated by reference to Exhibit 10.3 of the Form 10-KSB filed on April 20, 2004).

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

10.10	Demand Promissory Note issued by the Company in favor of SUTI Holdings, LP, dated May 18, 2006 (incorporated by reference to Exhibit 10.10 of the Form 10-KSB filed on April 2, 2007).

10.11	$75,000 Factoring Agreement between the Company and JJ Ellis, LLC, dated April 25, 2005, and attached warrant (incorporated by reference to Exhibit 10.11 of the Form 10-KSB filed on April 2, 2007).

10.12	Addendum to Factoring Agreement, dated August 8, 2005 (incorporated by reference to Exhibit 10.12 of the Form 10-KSB filed on April 2, 2007).

10.13	Consulting Agreement between the Company and Robert Hovee, dated February 21, 2007 (incorporated by reference to Exhibit 10.13 of the Form 10-KSB filed on April 2, 2007).

10.14	Consulting Agreement between the Company and Robert Hovee, dated February 19, 2008 (incorporated by reference to Exhibit 10.14 of the Form 10-KSB filed on April 15, 2008).

10.15*	Cost Reimbursement Subcontract dated November 1, 2007 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on December 12, 2007).

10.16	Settlement Agreement with James H. Alexander dated June 9, 2008 (incorporated by reference to Exhibit 10.1 of the Form 8-K filed on June 11, 2008).

10.17	Form of Promissory Note for Settlement Agreement with James H. Alexander dated June 9, 2008 (incorporated by reference to Exhibit 10.2 of the Form 8-K filed on June 11, 2008).

14	Code of Business Conduct and Ethics, adopted by the Company’s board of directors (incorporated by reference to Exhibit 14 of the Form 10-KSB filed on April 20, 2004).

16.1	Letter on Change in Certifying Accountant (incorporated by reference to Exhibit 16 of the Form 8-K/A filed on August 3, 2006).

21	Subsidiaries of the Company (incorporated by reference to Exhibit 21 of the Form 10-KSB/A filed on June 30, 2006).

31.1	Rule 13a-14(a)/15d-14(a) Certification of Fredrick T. Rogers (filed herewith).

31.2	Rule 13a-14(a)/15d-14(a) Certification of Fredrick T. Rogers (filed herewith).

32.1	Section 1350 Certification of Fredrick T. Rogers (filed herewith).

32.2	Section 1350 Certification of Fredrick T. Rogers (filed herewith).

99.1	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.3 of the Form 10-KSB filed on April 21, 2005).

99.2	Confirmation of Provisional Patent Application, dated September 2, 2004 (incorporated by reference to Exhibit 99.4 of the Form 10-KSB filed on April 21, 2005).

*	Portions of the exhibit have been omitted pursuant to a request for confidential treatment filed with the Commission.

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this amended report to be signed on its behalf by the undersigned, thereunto duly authorized.

World Am, Inc.

Dated: December 18, 2008	/s/ Fredrick T. Rogers
By: Fredrick T. Rogers
Its: President and Director